Form 10-Q
period 2010-06-30
QLIK TECHNOLOGIES INC
filed 2010-08-19
CIK 1305294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 001-34803
Qlik Technologies Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-1643718 (I.R.S. Employer Identification No.)

150 N. Radnor Chester Road Suite E220
Radnor, Pennsylvania (Address of principal executive offices)	19087 (Zip Code)
(888) 828-9768
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 16, 2010, there were 77,134,723 shares of the registrant’s common stock issued and outstanding.

ii

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
QLIK TECHNOLOGIES INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	June 30,
	2009	2010
Assets
Current assets:
Cash and cash equivalents	$24,852	$35,840
Accounts receivable, net of allowance for doubtful account of $1,171 and $1,258, respectively	63,729	49,037
Prepaid expenses and other current assets	3,970	6,531
Deferred income taxes	810	810

Total current assets	93,361	92,218

Property and equipment, net	3,244	3,384
Intangible assets, net	417	458
Goodwill	1,308	2,648
Deferred income taxes	4,207	4,207
Deposits and other noncurrent assets	430	656

Total assets	$102,967	$103,571

Liabilities, convertible preferred stock and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$3,022	$2,774
Line of credit	242	—
Income taxes payable	3,203	2,667
Accounts payable	5,232	4,253
Deferred revenue	35,575	35,524
Accrued payroll and other related costs	18,818	14,751
Accrued expenses	10,015	10,967
Stock warrant liability	2,425	2,042

Total current liabilities	78,532	72,978

Long-term liabilities:
Long-term debt	3,777	2,081
Deferred taxes	326	383
Other long-term liabilities	3,322	3,100
Stock warrant liability	2,212	4,174

Total liabilities	88,169	82,716

Commitments and contingencies
Convertible preferred stock:
Series A convertible preferred stock ($0.0001 par value, 20,320,561 shares authorized; 19,846,279 issued and outstanding (liquidation preference of $12,499 at June 30, 2010)	12,082	12,082
Series AA convertible preferred stock ($0.0001 par value, 26,875,145 shares authorized, issued, and outstanding (liquidation preference of $16,926 at June 30, 2010)	11,819	11,819

Total convertible preferred stock	23,901	23,901

Stockholders’ deficit:
Common stock, $0.0001 par value, 78,068,237 shares authorized; 16,629,146 and 17,482,296 issued and outstanding at December 31, 2009 and June 30, 2010, respectively	2	2
Additional paid-in-capital	5,743	9,021
Accumulated deficit	(13,383)	(9,964)
Accumulated other comprehensive loss	(1,465)	(2,105)

Total stockholders’ deficit	(9,103)	(3,046)

Total liabilities, convertible preferred stock and stockholders’ deficit	$102,967	$103,571

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QLIK TECHNOLOGIES INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Revenue:
License revenue	$20,045	$32,544	$34,804	$58,766
Maintenance revenue	9,478	13,519	17,447	26,588
Professional services revenue	3,322	5,067	6,998	9,541

Total revenue	32,845	51,130	59,249	94,895

Cost of revenue:
License revenue	614	1,178	1,201	1,857
Maintenance revenue	455	1,013	831	1,708
Professional services revenue	2,589	3,554	5,406	6,466

Total cost of revenue	3,658	5,745	7,438	10,031

Gross profit	29,187	45,385	51,811	84,864

Operating expenses:
Sales and marketing	23,214	27,751	42,776	53,164
Research and development	2,152	2,980	4,375	5,644
General and administrative	6,530	8,813	13,749	18,206

Total operating expenses	31,896	39,544	60,900	77,014

Income (loss) from operations	(2,709)	5,841	(9,089)	7,850

Other income (expense):
Interest expense, net	(218)	(185)	(381)	(443)
Change in fair value of warrants	(145)	(1,408)	(290)	(1,962)
Foreign exchange gain (loss) and other income, net	(508)	664	470	(698)

Total other expense, net	(871)	(929)	(201)	(3,103)

Income (loss) before provision for income taxes	(3,580)	4,912	(9,290)	4,747
Benefit (provision) for income taxes	884	(1,374)	2,293	(1,328)

Net income (loss)	$(2,696)	$3,538	$(6,997)	$3,419

Net income (loss) per common share:
Basic	$(0.17)	$0.02	$(0.44)	$0.02
Diluted	$(0.17)	$0.02	$(0.44)	$0.02

Weighted average number of common shares:
Basic	16,118,189	17,222,001	16,055,753	17,035,083
Diluted	16,118,189	24,711,969	16,055,753	24,150,670
The accompanying notes are an integral part of these unaudited consolidated financial statements.

QLIK TECHNOLOGIES INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
(in thousands, except for per share data)

	Convertible Preferred Stock				Stockholders’ Deficit

							Additional Paid-		Accumulated Other
	Series A Preferred		Series AA Preferred		Common		in-	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total

Balance at December 31, 2009	19,846,279	$12,082	26,875,145	$11,819	16,629,146	$2	$5,743	$(13,383)	$(1,465)	$(9,103)

Exercise of stock options	—	—	—	—	733,150	—	872	—	—	872
Stock compensation expense	—	—	—	—	—	—	1,049	—	—	1,049
Excess tax benefit from stock-based compensation	—	—	—	—	—	—	656	—	—	656
Payments for stock options	—	—	—	—	—	—	79	—	—	79
Shares issued for acquisition	—	—	—	—	120,000	—	622	—	—	622
Net income	—	—	—	—	—	—	—	3,419	—	3,419
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(640)	(640)

Comprehensive income	—	—	—	—	—	—	—	—	—	2,779

Balance at June 30, 2010	19,846,279	$12,082	26,875,145	$11,819	17,482,296	$2	$9,021	$(9,964)	$(2,105)	$(3,046)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QLIK TECHNOLOGIES INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2009	2010
Cash flows from operating activities
Net income (loss)	$(6,997)	$3,419
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash interest expense, including amortization of debt discount	350	27
Depreciation and amortization	479	739
Stock-based compensation expense	746	1,049
Excess tax benefit from stock-based compensation	—	(656)
Provision for bad debts	585	273
Change in fair value of warrants	290	1,962
Unrealized foreign currency (gain) loss, net	(90)	1,169
Changes in assets and liabilities:
Accounts receivable	6,912	10,148
Prepaid expenses and other assets	(4,983)	(1,068)
Other noncurrent assets	(19)	(277)
Accounts payable	(86)	(582)
Deferred revenue	2,030	2,932
Accrued expenses and other liabilities	2,264	(1,748)

Net cash provided by operating activities	1,481	17,387

Cash flows from investing activities
Acquisition, net of cash acquired	—	193
Purchase of property and equipment	(721)	(1,074)

Net cash used in investing activities	(721)	(881)

Cash flows from financing activities
Borrowings (payments) on line of credit, net	510	(236)
Payments on long-term debt	(966)	(2,074)
Excess tax benefit on stock-based compensation	—	656
Payments for deferred offering costs	—	(1,769)
Proceeds from issuance (repurchase) of stock options	(439)	79
Proceeds from exercise of common stock options	263	872

Net cash used in financing activities	(632)	(2,472)
Effect of exchange rates on cash	364	(3,046)

Net increase in cash and cash equivalents	492	10,988
Cash and cash equivalents, beginning of period	14,800	24,852

Cash and cash equivalents, end of period	$15,292	$35,840

Supplemental cash flow information:
Cash paid during the period for interest	$44	$329

Cash paid during the period for income taxes	$212	$786

Non-cash investing activities:
Common stock issued for acquisition of business	$—	$622

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QLIK TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(1) Description of Business
QlikTech International AB (“QlikTech Sweden”) was founded in Sweden in 1993. From 1993 until 1999, QlikTech Sweden’s activities were focused on software research and development that resulted in the core technology for “QlikView”, software for business intelligence and data analysis. From 1999 until 2004, QlikTech Sweden focused on the commercialization of this technology primarily in the Nordic market and limited regions of Europe. In 2004, Qlik Technologies Inc. (“We”, “QlikTech”, or the “Company”) was incorporated in Delaware, acquired all of the outstanding securities of QlikTech Sweden and began to broaden these marketing and sales activities in the United States and to continue this expansion in Europe. Through its wholly owned subsidiaries, the Company sells software solutions that deliver fast, powerful, and affordable data analysis and reporting solutions. QlikView is built upon techniques which offer greater flexibility for the user than traditional analysis software.
(2) Basis of Presentation
Basis of Presentation and Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated.
Foreign Currency Translation
The financial statements of the Company’s foreign operations are measured using the local currency as the functional currency. The local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date and the local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the reporting periods. Foreign currency transaction gains (losses) have been reflected as a component of the Company’s results of operations and foreign currency translation gains (losses) have been included as a component of accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included as a component of other income (expense).
Interim Financial Statements
The accompanying interim unaudited consolidated financial statements and related disclosures are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) on the same basis as the audited consolidated financial statements for the year ended December 31, 2009 included in the Company’s Registration Statement on Form S-1, as amended (File No. 333-165844), which was declared effective by the Securities and Exchange Commission (“SEC”) on July 15, 2010 and, in the opinion of management, include all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position, results of its operations, and cash flows for the three and six months ended June 30, 2009 and 2010. The Company’s initial public offering of common stock (“IPO”) was completed on July 21, 2010. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other future periods. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted under the SEC’s rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2009. The consolidated balance sheet as of December 31, 2009 was derived from our audited consolidated financial statements at that date and does not include all of the information and disclosures required by GAAP for the complete financial statements.
Renaming of Common Stock
On June 29, 2010, the Company effected the renaming of its Series A common stock as common stock. All common shares and per common share information referenced throughout these unaudited consolidated financial statements have been retroactively adjusted to reflect such renaming.
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2009 included in the Company’s Registration Statement on Form S-1, as amended (File No. 333-165844), which was declared effective by the SEC on July 15, 2010. Since the date of those financial statements, there have been no material changes to the Company’s significant accounting policies.

Comprehensive Income (Loss)
The Company classifies items of other comprehensive income (loss) separately within stockholders’ equity (deficit). For the three and six months ended June 30, 2009 and 2010, comprehensive income (loss) was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010

Net income (loss)	$(2,696)	$3,538	$(6,997)	$3,419
Foreign currency translation gain (loss)	(234)	(1,054)	(453)	(640)

Comprehensive income (loss)	$(2,930)	$2,484	$(7,450)	$2,779

Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
On an ongoing basis, the Company evaluates its estimates, including those related to the accounts receivable allowance, useful lives of long-lived assets, the recoverability of goodwill and other intangible assets, the value of common stock and assumptions used for the purpose of determining stock-based compensation, the value of common and preferred stock warrants, and income taxes, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying value of assets and liabilities as well as reported revenue and expenses during the periods presented.
Deferred Offering Costs
The costs directly associated with the Company’s IPO have been deferred as incurred. The Company filed its initial Registration Statement on Form S-1 with the SEC on April 1, 2010 and completed its IPO on July 21, 2010. These costs will be reclassified as a reduction of the proceeds received in connection with the IPO in July 2010. As of June 30, 2010, there were approximately $3.6 million of deferred offering costs included in prepaid expenses and other current assets on the accompanying consolidated balance sheet.
Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, accounts receivable, other current assets, and accounts payable approximate fair value, due to their short-term nature. The carrying value of the warrant liability is the estimated fair value of the liability (See Note 5 to these unaudited consolidated financial statements).
Stock-Based Compensation
The Company recognizes the cost of employee services received in exchange for stock option awards, based on the fair value of those awards at the date of grant over the requisite service period. The Company uses the Black-Scholes-Merton (“Black-Scholes”) option pricing model to determine the fair value of stock-option awards. Stock-based compensation plans, related expenses and assumptions used in the Black-Scholes option pricing model are more fully described in Note 9 to these unaudited consolidated financial statements. The estimated fair value of stock options on the date of grant is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense is recorded within cost of revenue, sales and marketing, research and development, and general and administrative expenses.
The following table sets forth the total stock-based compensation expense included in the unaudited consolidated statements of operations for the three and six months ended June 30, 2009 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010

Cost of revenue	$19	$26	$38	$52
Sales and marketing	196	308	353	568
Research and development	23	21	31	42
General and administrative	168	194	324	387

	$406	$549	$746	$1,049

Net Income (Loss) Attributable to Common Shares
The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010

Basic net income (loss) per common share calculation:
Net income (loss)	$(2,696)	$3,538	$(6,997)	$3,419
Less: Undistributed earnings allocated to participating securities	—	(3,129)	—	(3,056)

Net income (loss) attributable to common shares	(2,696)	409	(6,997)	363
Weighted average common shares outstanding	16,118,189	17,222,001	16,055,753	17,035,083

Basic net income (loss) per share	$(0.17)	$0.02	$(0.44)	$0.02

Diluted net income (loss) per common share calculation:
Net income (loss)	$(2,696)	$3,538	$(6,997)	$3,419
Less: Undistributed earnings allocated to participating securities	—	(3,129)	—	(3,056)

Net income (loss) attributable to common shares — diluted	(2,696)	409	(6,997)	363
Weighted average shares used to compute basic net income (loss) per share	16,118,189	17,222,001	16,055,753	17,035,083
Effect of potentially dilutive securities:
Employee stock options	—	7,489,968	—	7,115,587
Warrants	—	—	—	—

Weighted average shares used to compute diluted net income (loss) per share	16,118,189	24,711,969	16,055,753	24,150,670

Diluted net income (loss) per share	$(0.17)	$0.02	$(0.44)	$0.02

Diluted net income (loss) per share for the periods presented does not reflect the following potential common shares as the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010

Stock options and warrants	12,585,584	1,199,282	12,585,584	1,199,282

Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) clarified the accounting guidance for sales of tangible products containing both software and hardware elements and issued new guidance that amends the criteria for evaluating the individual items in a multiple deliverable revenue arrangement and how to allocate the consideration received to the individual items. The guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company has evaluated the potential impact of the revised guidance on the Company’s financial position and results of operations and has concluded that the guidance will not have a material impact on its consolidated financial statements.
In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than on a net basis). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company has adopted the updated guidance in the first quarter of 2010, and the impact on the consolidated financial statements was not material.

(3) Acquisitions
On January 22, 2010, the Company completed its acquisition of Syllogic Corporation (“Syllogic”) for total consideration of $1.1 million. The purchase price consisted of 120,000 shares of common stock valued at $0.6 million and contingent cash consideration of $0.5 million, which is estimated to be paid out over a four year period. The total maximum contingent cash consideration that could be paid pursuant to the agreement is $0.8 million.
Syllogic was a reseller of the Company’s QlikView product in Japan. The Company believes the acquisition of Syllogic gives it a direct sales presence in the country of Japan and access to the Japanese market.
The acquisition was accounted for under the purchase method of accounting. Assets acquired and liabilities assumed were recorded at their carrying values as of January 22, 2010, and were determined to approximate fair value. Included in liabilities assumed were $0.5 million of notes payable which were paid off during the quarter ended March 31, 2010. The total preliminary purchase price was $1.1 million, excluding the estimated acquisition related transaction costs of approximately $0.2 million. Acquisition-related transaction costs include legal and accounting fees directly related to the acquisition.
Purchase Price Allocation
Under the purchase method of accounting, the total estimated purchase price was allocated to Syllogic’s net tangible liabilities and intangible assets based on their estimated fair values as of January 22, 2010. The excess of the purchase price over the net tangible liabilities and identifiable intangible assets was recorded as goodwill. The preliminary allocation of the purchase price as shown in the table below was based upon management’s preliminary valuation, which was based on estimates and assumptions that are subject to change. The preliminary estimated purchase price is allocated as follows:

Cash and cash equivalents	$245
Other current assets	606
Liabilities, including notes payable	(1,472)

Net tangible liabilities acquired	(576)
Definite-lived intangible assets acquired	185
Goodwill	1,498

Total purchase price	$1,107

Definite-lived intangible assets consist of the value assigned to Syllogic’s customer relationships of $0.1 million and trademarks of $0.1 million.
The value assigned to Syllogic’s customer relationships was determined by discounting the estimated cash flows associated with the existing customers as of the date the acquisition of Syllogic was consummated taking into consideration estimated attrition of the existing customer base. The Company amortizes the value of Syllogic’s customer relationships on a straight-line basis over five years. Amortization of customer relationships is not deductible for tax purposes.
The value assigned to Syllogic’s trademark was determined by utilizing the Relief from Royalty Method. The royalty rates used to value the trademarks were based on estimates of prevailing royalty rates paid for the use of similar trade names and trademarks in market transactions involving license arrangements of companies that operate in the computer software industry. The Company amortizes the trademarks on a straight-line basis over three years. Amortization of trademarks is not deductible for tax purposes.
Of the total estimated purchase price, approximately $1.5 million has been allocated to goodwill and is not deductible for tax purposes. Goodwill represents factors including expected synergies from combining operations and is the excess of the purchase price of an acquired business over the fair value of the net tangible and intangible assets acquired.

(4) Goodwill and Other Intangible Assets
The following table provides information regarding the Company’s intangible assets subject to amortization:

	December 31, 2009			June 30, 2010
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount

Purchased technology	$189	$(114)	$75	$174	$(122)	$52
Customer relationships and other identified intangible assets	571	(229)	342	677	(271)	406

Total	$760	$(343)	$417	$851	$(393)	$458

Amortization of intangible assets was de minimis for the three months ended June 30, 2009 and 2010. Amortization of intangible assets amounted to $0.1 million and $0.1 million for the six months ended June 30, 2009 and 2010, respectively. The estimated aggregate amortization expense for each of the succeeding years is as follows: $0.1 million for the remainder of 2010; $0.2 million in 2011; and $0.1 million in 2012.
The change in goodwill in the consolidated balance sheet during 2010 was due to the acquisition of Syllogic and foreign currency translation. The Company evaluates the useful lives of these assets quarterly and test for impairments whenever events or changes in circumstances occur that could impact the recoverability of these assets.
(5) Fair Value Measurements
The Company evaluates assets and liabilities subject to fair value measurements on a recurring and nonrecurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company. The following table sets forth the Company’s assets and liabilities that were measured at fair value as of December 31, 2009 and June 30, 2010, by level within the fair value hierarchy:

	Amounts at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
As of December 31, 2009
Assets
Cash and cash equivalents	$24,852	$24,852	$—	$—
Liabilities
Stock warrant liability	$4,637	$—	$—	$4,637
As of June 30, 2010
Assets
Cash and cash equivalents	$35,840	$35,840	$—	$—
Liabilities
Stock warrant liability	$6,216	$—	$—	$6,216
The fair value of the stock warrant liability is based on Level 3 inputs. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. The Company estimated the fair value of the warrant to purchase 93,981 shares of the Company’s common stock at a purchase price of $1.65 per share held by PC Business Intelligence, S.L. (the “PCB Warrant”) by utilizing a fair value methodology which incorporates both the Black Scholes pricing model, as well as the probability of an IPO occurring by February 1, 2010, estimates of the level of Gross Sales (as defined in the purchase agreement related to the PCB Warrant) of a subsidiary of the Company for 2009, and an estimated discount rate. The Company estimated the fair value of its preferred stock warrant liability by utilizing a Black Scholes based option pricing model, which considered the estimated fair value of these preferred stock warrants in both an IPO scenario (“IPO scenario”), in which the warrants have attributes of common stock warrants, and a merger and acquisition scenario (“M&A scenario”), in which the warrants have attributes of preferred stock warrants. In the IPO scenario, the inputs in the Black Scholes model included an expected term equal to the remaining contractual life of the warrant, a risk free rate commensurate with the remaining term of the warrant, volatility of comparable companies for a period consistent with the expected term, and a dividend yield of 0% as the Company has never paid dividends. In the M&A scenario, the Company’s Black Scholes model included an expected term commensurate with the estimated timing of a liquidity event, a risk free rate commensurate with the expected term, volatility of comparable companies for a period consistent with the expected term, and a dividend yield of 0%. The estimates of the fair value of preferred stock warrants require a significant amount of judgment. As of June 30, 2010, the Company estimated the fair value of its preferred stock warrant liability under only the IPO scenario at an offering price of $10.00 per share.

The reconciliation of the stock warrant liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

Warrant
Liability

Balance at January 1, 2010	$4,637
Impact of foreign currency translation	(383)
Change in fair value of warrant liability	1,962

Balance at June 30, 2010	$6,216

As reported on balance sheet:
Current	$2,042
Non-current	$4,174
(6) Long-Term Debt
The following table summarizes notes payable held by the Company:

	December 31,	June 30,
	2009	2010

Note payable to Industrifonden	$6,921	$4,950
Less current portion	(3,022)	(2,774)
Less unaccreted discount	(122)	(95)

Total non-current borrowings	$3,777	$2,081

On July 27, 2010, the Company paid the outstanding principal, interest, and prepayment fee of the note payable to Stiftelsen Industrifonden (See Note 10). Borrowings under the note payable were collateralized by shares of the Company’s wholly owned Swedish subsidiary.
(7) Income Taxes
The provision for income taxes for the three and six months ended June 30, 2009 and 2010 includes amounts recorded for federal, state, and foreign income taxes. The effective tax rates for the three and six months ended June 30, 2009 and 2010 reflect the Company’s expected tax rate on reported income (loss) before income tax. The Company operates in an international environment with significant operations in various locations outside of the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s income (losses) and the applicable tax rate in the various locations where the Company operates. The Company’s earnings are permanently reinvested overseas, and as a result, the reported effective tax rate is less than the United States statutory rate.
(8) Business and Geographic Segment Information
The Company currently operates in one business segment, namely, the development, commercialization and implementation of software products and related services. The Company is managed and operated as one business. A single management team that reports to the chief operating decision maker comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities with respect to its products or product development. Accordingly, the Company views its business and manages its operations as one reportable segment.
The Company’s revenues were generated in the following geographic regions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010

The Americas	$8,584	$15,771	$16,542	$28,522
Europe	21,876	31,898	38,234	59,161
Rest of world	2,385	3,461	4,473	7,212

Consolidated total	$32,845	$51,130	$59,249	$94,895

(9) Stock Option Plan
The following provides a summary of the option activity for the Company:

				Weighted-
				Average
			Weighted-	Remaining
	Available for		Average	Contractual
	Grant	Number of Shares	Exercise Price	Term (Years)

Outstanding as of December 31, 2009	1,548,497	12,341,473	$1.51	6.83
Granted	(1,250,500)	1,250,500	6.18	—
Exercised	—	(733,868)	1.19	—
Forfeited	264,621	(264,621)	1.47	—

Outstanding as of June 30, 2010	562,618	12,593,484	$2.00	6.70

Exercisable at June 30, 2010		7,032,379	$1.18	5.64

Vested and expected to vest at June 30, 2010		12,227,973	$1.98	6.67
For the six months ended June 30, 2009 and 2010, the Company issued options exercisable for 1,605,202 and 1,250,500 shares of common stock, respectively, to employees and non-employee directors. The grant date weighted average fair value per option for the six months ended June 30, 2009 and 2010 was $1.65 and $6.18, respectively. During the three and six months ended June 30, 2010, the Company issued 725,000 options which have vesting terms that commenced upon the Company’s IPO.
Proceeds from the exercise of options exercised were $0.3 million and $0.9 million for the six months ended June 30, 2009 and 2010, respectively. The total intrinsic value of the options exercised during the six month ended June 30, 2009 and 2010 was $0.4 million and $3.7 million, respectively. The Company recognized an excess tax benefit on such exercises for the six months ended June 30, 2010 of $0.7 million.
Based on the IPO price of $10.00 per share, the aggregate intrinsic value of options outstanding as of June 30, 2010 was $100.8 million. The aggregate intrinsic value of options fully vested as of June 30, 2010 was $62.0 million.
The assumptions used in the Black-Scholes option pricing model are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010

Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.1% – 2.3%	2.4%	1.5% – 2.3%	1.9% – 2.7%
Expected volatility	45.0% – 62.4%	49.22%	44.7% – 62.4%	48.7% – 50.2%
Expected life (Swedish grants, in years)	4	4	4	4
Expected life (all other grants, in years)	6.25	6.25	6.25	6.25
Estimated fair value of common stock (per share)	$1.65	$6.91	$1.65	$6.18
For the three months ended June 30, 2009 and 2010, the Company recorded stock-based compensation expenses of $0.4 million and $0.5 million, respectively. For the six months ended June 30, 2009 and 2010, the Company recorded stock-based compensation expenses of $0.7 million and $1.0 million, respectively.
As of June 30, 2010, there was $6.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested employee and non-employee director stock options. Of the $6.7 million of total unrecognized compensation cost, $2.2 million relates to the Company’s issuance of 725,000 options which have vesting terms that commenced upon the Company’s IPO. That remaining cost is expected to be recognized over a weighted-average period of approximately 2.7 years.

(10) Subsequent Events
On July 21, 2010, the Company completed its IPO of 12,880,000 shares of common stock at an offering price of $10.00 per share, resulting in net proceeds to the Company of approximately $115.8 million, after deducting underwriting discounts and estimated offering costs. Effective with the close of the IPO, the Company’s outstanding shares of convertible preferred stock were automatically converted into an aggregate of 46,721,424 shares of common stock, and all outstanding warrants to purchase convertible preferred stock were converted into warrants to purchase an aggregate of 474,282 shares of common stock. The unaudited consolidated financial statements, including share and per share amounts, do not include the effect of the IPO since it was completed subsequent to June 30, 2010.
On July 27, 2010, the Company paid in full the outstanding principal, accrued interest and a prepayment fee on a note payable held by Stiftelsen Industrifonden, which is one of our stockholders. The Company used the proceeds from its IPO to make this payment. As of the prepayment date, the note payable had an outstanding principal balance of 38.6 million Swedish kronor (approximately $5.3 million based on an assumed exchange rate of approximately 0.14 as of the prepayment date). In addition, the accrued interest and prepayment penalty amounted to 0.5 million Swedish kronor (approximately $0.1 million based on the same exchange rate).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2009 included in our final prospectus dated July 15, 2010 and filed with the Securities and Exchange Commission, or SEC. This Quarterly Report on Form 10-Q contains forward-looking statements including, but not limited to, statements regarding the value and effectiveness of our products, the introduction of product enhancements or additional products and our growth, expansion and market leadership, that involve risks, uncertainties, assumptions and other factors which, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements containing the words “plan,” “expects,” “anticipates,” “believes,” “goal,” “estimate,” “potential,” “may”, “will,” “might,” “could,” and similar words. We intend all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected in such statements due to various factors, including but not limited to: risks and uncertainties inherent in our business; our ability to attract new customers and retain existing customers; our ability to effectively sell, service and support our products; our ability to manage our international operations; our ability to compete effectively; our ability to develop and introduce new products and add-ons or enhancements to existing products; our ability to continue to promote and maintain our brand in a cost-effective manner; our ability to manage growth; our ability to attract and retain key personnel; the scope and validity of intellectual property rights applicable to our products; adverse economic conditions in general and adverse economic conditions specifically affecting the markets in which we operate; and other risks discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this Report. Past performance is not necessarily indicative of future results. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
Introduction
Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided to help provide an understanding of our financial condition and results of operations. This item of our Quarterly Report on Form 10-Q is organized as follows:
•
Overview and Financial Operations Overview. This section provides a general description of our business, the financial metrics that we use in assessing our performance and anticipated trends that we expect to affect our financial condition and results of operations.

•
Critical Accounting Policies and Estimates. This section discusses accounting policies that are considered important to our financial condition and results of operations. The accounting policies require significant judgment or require estimates on our part in applying them. Our significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 2 to the accompanying unaudited consolidated financial statements.

•	Consolidated Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2009 and 2010.
•
Liquidity and Capital Resources. This section provides an analysis of our cash flows for the six months ended June 30, 2010, a discussion of our capital requirements and the resources available to us to meet those requirements.

Overview
We have pioneered a powerful, easy-to-use business intelligence solution that enables our customers to make better and faster business decisions. Our software platform, QlikView, combines enterprise-class analytics and search functionality with the simplicity and ease-of-use found in office productivity software tools for a broad set of business users. QlikView is powered by our in-memory associative search technology, which has utilized rapid advances in computing power to yield significant improvement in flexibility and performance at a lower cost than traditional business intelligence solutions. We have grown our customer base from over 2,000 customers in 2005 to approximately 15,000 as of June 30, 2010 and increased our revenue at a 58% compound annual growth rate during the same period. We added an average of 404 new customers per month during fiscal year 2009. Our solution addresses the needs of a diverse range of customers from middle market customers to large enterprises such as Campbell Soup Company, Colonial Life, The Dannon Company, Inc., Heidelberger Druckmaschinen AG, Kraft Foods, ING, Lifetime Brands, National Health Service (NHS), Qualcomm, Symantec, and Volvo Car UK Limited. We have customers in over 100 countries, and approximately 75% of our revenue for the three and six months ended June 30, 2010 was derived internationally.
We have a differentiated business model designed to accelerate the adoption of our product by reducing the time and cost to purchase and implement our software. Our low risk approach to product sales, which offers free product downloads to individuals and a 30-day money back guarantee upon purchase, provides a needed alternative to costly, all-or-nothing, traditional business intelligence models. We initially focus on specific business users or departments within a prospective customer’s organization and seek to solve a targeted business need. After demonstrating QlikView’s benefits to initial adopters within an organization, we work to expand sales of our product to other business units, geographies and use cases with the long-term goal of broad organizational deployment.

We license QlikView under perpetual licenses which include one year of maintenance as part of the initial purchase price of the product. Our customers can renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. For the fiscal year ended December 31, 2009, our total revenue was comprised of 64% license revenue, 26% maintenance revenue, and 10% professional services revenue. For the three months ended June 30, 2009, our total revenue was comprised of 61% license revenue, 29% maintenance revenue and 10% professional services revenue. For the three months ended June 30, 2010, our revenue was comprised of 64% license revenue, 26% maintenance revenue, and 10% professional services revenue. For the six months ended June 30, 2009, our revenue was comprised of 59% license revenue, 29% maintenance revenue and 12% professional services revenue. For the six months ended June 30, 2010, our revenue was comprised of 62% license revenue, 28% maintenance revenue and 10% professional services revenue. We have a diversified distribution model that consists of a direct sales force and a partner network of resellers, OEM relationships and systems integrators which accounted for approximately 50% of our total license revenue and first years’ maintenance billings during fiscal year 2009 and for the three and six months ended June 30, 2010. Additionally, our online QlikCommunity provides us with a loyal and growing network of users who promote our software, provide support for other users and contribute valuable insights and feedback for our product development efforts.
To complement QlikView, we have developed a differentiated business model that has the following attributes:
•	Broad User Focus — marketing and selling QlikView directly to the business user by providing an easy-to-use platform that can be used with minimal training

•	Low Risk Rapid Product Adoption — providing a low risk alternative to costly, all-or-nothing, enterprise-wide deployment requirements

•	“Land and Expand” Customer Penetration — initially targeting business users in an organization to create a loyal user base that promotes broad adoption of our software platform across an organization

•	Globally Diversified Distribution Model — employing a multi-pronged international sales approach that leverages a direct sales force and partner network

•	Community-Based Marketing and Support — augmenting our development, marketing and support efforts through our online QlikCommunity
In evaluating our operating results we focus on the productivity of our sales force, the effectiveness of our local and corporate level marketing, our ability to close opportunities generated by our marketing leads and the competitiveness of our technology. In each of these areas, we have taken steps designed to improve our operating results, including undertaking additional sales training for our sales representatives, hiring more experienced regional sales management, investing further in our corporate website to improve its use as an effective lead generative tool, developing a partner enablement program to focus on the results of our sales partners around the world and expanding our research and development staff with a focus on testing and quality assurance.
From a risk perspective we have had to deal with the impact of the recessionary global environment during the past two years, although we anticipate that the negative impact of these conditions will continue to moderate. We have faced pricing pressure from some of our larger competitors to which we have attempted to respond by focusing on the value delivered by QlikView in comparison to more traditional business intelligence products, and we believe that this has helped to minimize the loss of potential new business from this pressure. Also, the rapid growth in our business has required the continued hiring of experienced staff across all of our geographic territories. To aid this effort we have focused on improving our local recruiting initiatives, as well as developing further internal training programs to prepare executives for greater responsibilities.
We were founded in Sweden in 1993. From 1993 until 1999, our activities were focused on software research and development that resulted in QlikView’s core technology, and from 1999 until 2004 we focused on the commercialization of our technology primarily in the Nordic market and limited regions of Europe. In late 2004, we reincorporated in Delaware and began to broaden our marketing and sales activities in the United States and continued our expansion globally.
Financial Operations Overview
Revenues
Our revenue is comprised of license, maintenance and professional services revenue. We license our software under perpetual licenses which include one year of maintenance as part of the initial purchase price of the product. License revenue reflects the revenue recognized from sales of licenses to new customers and additional licenses to existing customers. Historically, the majority of our license revenues have come from new customers. However, going forward we seek to increase the contribution from existing customers based upon our “land and expand” sales strategy. Customers can renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. Current customers with maintenance agreements are entitled to receive unspecified upgrades and enhancements when and if they become available. We have experienced growth in maintenance revenue primarily due to increased license sales and growth in our customer base and high retention of those customers. In 2009, our annual maintenance renewal rate was greater than 85%. Professional services revenue is comprised of training, installation and other consulting revenues. Given the ease of implementation of our product, professional service revenues have averaged 12% of total revenues during the last three fiscal years. For the three months ended June 30, 2009 and 2010, professional services revenue was approximately 10% of total revenue. For the six months ended June 30, 2009 and 2010, professional services revenue was approximately 12% and 10%. We do not expect that proportion to change significantly during the near term. Prior to 2009, we generated the majority of sales through our direct sales channel rather than through our partner network. However, the contribution from our partner network continues to grow, and we anticipate that over time revenues from partners will be more than 50% of total revenues. Given the size of the United States market and our limited penetration there, we expect that the United States will represent our largest market during the near term and will likely be an important contributor to future revenue growth. Due to the global diversity of our customer base, our results are impacted by movements in the currencies of the major territories in which we operate. The primary currencies impacting results are the United States dollar (our functional currency), the Swedish kronor, the euro, and the British pound. Inflation and changing prices had no material effect on our sales, revenue or operating income from continuing operations during the three and six months ended June 30, 2009 and 2010.

Cost of Revenue
Cost of revenue primarily consists of personnel costs, fees paid to subcontractors providing technical support services, referral fees paid to third parties in connection with software license sales and other discrete professional services. Personnel costs include salaries, employee benefit and social costs, bonuses, stock-based compensation and direct overhead.
Operating Expenses
We classify our operating expenses into three categories: sales and marketing, research and development and general and administrative. Our operating expenses primarily consist of personnel costs, sales commissions, marketing program costs, legal, accounting, consulting and other professional service costs and depreciation and amortization. Personnel costs include salaries, employee benefit and social costs, bonuses, stock-based compensation and direct overhead. Historically, we have focused on the continued growth of our license revenues, and as a result, sales and marketing has represented the largest amount of total expenses both in absolute dollar terms and as a percentage of total revenues. Going forward, we expect to drive greater efficiencies from this cost base and consequently expect that sales and marketing as a percentage of revenues will decline in the long term. Conversely, we project that research and development expenses will remain constant or grow as a percentage of total revenues as we continue to invest in future product enhancements and new products.
Sales and Marketing. Sales and marketing expenses primarily consist of personnel costs for our sales, marketing and business development employees and executives; commissions earned by our sales personnel; facilities costs attributable to our sales and marketing personnel; the cost of marketing programs; and the cost of business development programs. We expect to continue to hire additional sales personnel in the United States and in our international locations in 2010.
Research and Development. Research and development expenses primarily consist of personnel and facility costs for our research and development and product marketing employees. We have devoted our development efforts primarily to enhancing the functionality and expanding the capabilities of our software platform, including, for example, the development of our QlikView mobile client (released in 2009). We expect that our research and development expenses will continue to increase in absolute dollars and as a percentage of revenue in the long term as we increase our research and development and product marketing headcount to further strengthen and enhance our software platform. The vast majority of our research and development staff is based in Lund, Sweden.
General and Administrative. General and administrative expenses primarily consist of personnel costs for our executive, finance, legal, human resources and administrative personnel, as well as the cost of facilities attributable to general and administrative operations, depreciation and amortization, legal, accounting and other professional service fees and other corporate expenses. We incurred additional costs in 2009 and the three and six months ended June 30, 2010, and expect to continue to incur higher costs, associated with being a public company, including higher legal, corporate insurance and accounting expenses and the additional costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act and related regulations. We also expect that general and administrative expenses will continue to increase in absolute dollars because of our efforts to expand our international operations, but we believe over time general and administrative costs will decline as a percentage of revenues as we expect to derive greater efficiencies from our corporate infrastructure.
Other Income (Expense)
Other income (expense) primarily consists of net interest, change in the fair value of warrants, foreign exchange gains (losses) and other income. Net interest represents interest income received on our cash and cash equivalents and interest expense associated with our outstanding debt. We expect interest income to increase in periods subsequent to the quarter ended June 30, 2010 due to the proceeds from the Company’s IPO which was completed on July 21, 2010. We expect interest expense to decrease in periods subsequent to the quarter ended June 30, 2010 due to the repayment of our outstanding long-term debt balance on July 27, 2010. Change in the fair value of warrants consists of charges recorded to mark our company’s outstanding preferred and common stock warrants to fair value at each reporting date. Following the Company’s IPO, our preferred stock warrants were reclassified to additional paid-in capital, and they are no longer required to be adjusted to their fair market value each period. Foreign exchange gains (losses) relate to the re-measurement of certain transactions, primarily our outstanding note payable with a Swedish financial institution, which was paid in full in July 2010, denominated in currencies other than our functional currency, the United States dollar. As a result of our business activities in foreign countries, we expect that foreign exchange gains (losses) will continue to occur due to fluctuations in exchange rates in the countries where we do business.
Income Tax Expense
Income tax expense primarily consists of corporate income taxes related to profits resulting from the sale of our software platform by our United States and international subsidiaries.

Impact of Foreign Currency Translation
Approximately 72% and 70% of our operating revenues for the six months ended June 30, 2009 and 2010 were earned in foreign denominated currencies, including the Swedish kronor, euro and British pound. We expect that our exposure to foreign currency exchange risk will increase to the extent we are able to continue to expand our business internationally. For purposes of our consolidated financial statements, local currency assets and liabilities are translated at the rate of exchange to the United States dollar on the balance sheet date and local currency revenues and expenses are translated at average rates of exchange to the United States dollar during the reporting period. Foreign currency transaction gains (losses) have been reflected as a component of our results from operations and foreign currency translation gains (losses) have been included as a component of accumulated other comprehensive income (loss).
Our operating results for the six months ended June 30, 2010 were negatively impacted by the general strengthening of the United States dollar relative to the Swedish kronor, euro and British pound.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. The critical accounting policies and estimates should be read in conjunction with the unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations in connection with our IPO included in our registration statement on Form S-1 filed with the Securities and Exchange Commission (“SEC”). We believe that the accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. There were no material changes to our critical accounting policies and use of estimates previously disclosed in our registration statement on Form S-1 filed with the SEC in connection with our IPO.
Consolidated Results of Operations
The following table sets forth our operating results for the periods indicated as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
	(unaudited)
Revenue:
License revenue	61.0%	63.6%	58.7%	61.9%
Maintenance revenue	28.9	26.4	29.4	28.0
Professional services revenue	10.1	10.0	11.9	10.1

Total revenues	100.0	100.0	100.0	100.0

Cost of revenue:
License revenue	1.9	2.3	2.0	2.0
Maintenance revenue	1.4	2.0	1.4	1.8
Professional services revenue	7.8	6.9	9.2	6.8

Total cost of revenue	11.1	11.2	12.6	10.6

Gross profit	88.9	88.8	87.4	89.4

Operating expenses:
Sales and marketing	70.7	54.3	72.1	56.0
Research and development	6.6	5.8	7.4	5.9
General and administrative	19.9	17.2	23.2	19.2

Total operating expenses	97.1	77.3	102.7	81.2

Income (loss) from operations	(8.2)	11.4	(15.3)	8.3
Other expense	(2.7)	(1.8)	(0.4)	(3.3)

Income (loss) before benefit for income taxes	(10.9)	9.6	(15.7)	5.0
Benefit (provision) for income taxes	2.7	(2.7)	3.9	(1.4)

Net income (loss)	(8.2)%	6.9%	(11.8)%	3.6%

Comparison of Three Months Ended June 30, 2009 and 2010
Revenue
The following table sets forth revenue by source:

	Three Months Ended
	June 30,
	2009		2010
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue	Change
	(unaudited)
	(dollars in thousands)

Revenue:
License revenue	$20,045	61.0%	$32,544	63.6%	$12,499	62.4%
Maintenance revenue	9,478	28.9%	13,519	26.4%	4,041	42.6%
Professional services revenue	3,322	10.1%	5,067	9.9%	1,745	52.5%

Total revenue	$32,845	100.0%	$51,130	100.0%	$18,285	55.7%

Revenue was $51.1 million for the three months ended June 30, 2010 compared to $32.8 million for the three months ended June 30, 2009, an increase of $18.3 million, or 55.7%. License revenue grew by approximately $12.5 million, or 62.4%. All territories reported strong revenue growth, particularly the Americas and Nordic regions, which grew by 84% and 32% and collectively contributed an incremental $9.4 million in total revenue. In addition, revenue increased due to our acquisition in January 2010 of a reseller in Japan which provided $0.6 million in incremental revenue during the quarter. There was no material increase in the pricing for our product during the three month periods. Revenue growth was achieved primarily due to volume growth as more customers acquired our product for the first time, along with additional license purchases by our existing customers. Amounts invoiced to existing customers represented a larger share of total billings, approximately 60%, resulting from our “land and expand” sales strategy. In addition, we experienced greater productivity from our sales representatives with revenue per representative growing 47%. We believe that an improving global economic outlook during the three months ended June 30, 2010 also contributed to higher revenues as customer demand and their willingness to invest in information technology continued to grow compared to the same period last year. Maintenance revenues grew by approximately 42.6% driven by annual maintenance renewal rates of greater than 85%. Professional service revenue grew by 52.5% in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 due to growth in consulting and training revenue, resulting from an increase in our customer base. Although we expect revenue growth to continue, the revenue growth in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 may not be indicative of our future revenue growth.

Cost of Revenue and Gross Profit
The following table sets forth cost of revenue and gross profit for each revenue source:

	Three Months Ended
	June 30,
	2009		2010
		Percentage of		Percentage of
		Related		Related
	Amount	Revenue	Amount	Revenue	Change
	(unaudited)
	(dollars in thousands)

Cost of Revenue:
Cost of license revenue	$614	3.1%	$1,178	3.6%	$564	91.9%
Cost of maintenance revenue	455	4.8%	1,013	7.5%	558	122.6%
Cost of professional services revenue	2,589	77.9%	3,554	70.1%	965	37.3%

Total cost of revenue	$3,658	11.1%	$5,745	11.2%	$2,087	57.1%

Gross Profit:
License revenue	$19,431	96.9%	$31,366	96.4%	$11,935	61.4%
Maintenance revenue	9,023	95.2%	12,506	92.5%	3,483	38.6%
Professional services revenue	733	22.1%	1,513	29.9%	780	106.4%

Total gross profit	$29,187	88.9%	$45,385	88.8%	$16,198	55.5%

Cost of revenue was $5.7 million for the three months ended June 30, 2010 compared to $3.7 million for the three months ended June 30, 2009, an increase of $2.1 million, or 57.1%. Overall cost of revenue as a percentage of revenue was flat for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. In anticipation of continued growth in our installed customer base, we increased headcount in our support organization which increased costs by $0.6 million for the three months ended June 30, 2010 as compared to the same period in 2009. Fees paid to referral partners for license revenues increased by $0.6 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Cost of professional services revenue increased by $1.0 million but decreased as a percentage of professional services revenue from 77.9% for the three months ended June 30, 2009 to 70.1% for the three months ended June 30, 2010 due to higher utilization rates in our professional services organization. The growth in our gross profit in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 may not be indicative of our future gross profit growth, if any.
Operating Expenses
The following table sets forth operating expenses as a percentage of revenue:

	Three Months Ended
	June 30,
	2009		2010
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue	Change
	(unaudited)
	(dollars in thousands)

Operating expense:
Sales and marketing	$23,214	70.7%	$27,751	54.3%	$4,537	19.5%
Research and development	2,152	6.6%	2,980	5.8%	828	38.5%
General and administrative	6,530	19.9%	8,813	17.2%	2,283	35.0%

Total operating expenses	$31,896	97.1%	$39,544	77.3%	$7,648	24.0%

Sales and Marketing. Sales and marketing expenses increased $4.5 million, or 19.5%, but declined as a percentage of revenues, reflecting an increase in revenue achieved per sales representative, an increased percentage of sales from existing customers and an increased percentage of sales from partners. The increase in sales and marketing expenses was primarily attributable to an increase in personnel and commission costs of $4.0 million (including a $0.1 million increase in stock-based compensation) and an increase in costs related to travel expenses of $0.7 million.

Research and Development. Research and development expenses grew by approximately $0.8 million or 38.5% during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. The increase was attributable to higher personnel costs of $0.3 million as a result of the increase in our headcount in research and development and an increase in infrastructure and other expenses related to the expanded research and development function of $0.3 million. The remaining increase of $0.2 million was due to changes in the value of the Swedish kronor as the vast majority of our research and development staff is based in Lund, Sweden.
General and Administrative. General and administrative expenses were $8.8 million for the three months ended June 30, 2010 compared to $6.5 million for the three months ended June 30, 2009, an increase of $2.3 million, or 35.0%. This increase was due primarily to a $1.3 million increase in personnel costs to build out our corporate level functions to support anticipated global growth and prepare for being a publicly traded company. This increase was also due to a $0.2 million increase in travel expenses and a $0.5 million increase in facility and infrastructure costs to support international expansion and an increase in depreciation and amortization of $0.2 million related in part to additional investment in property and equipment due to our increased headcount.
Other Expense. Other expense was $0.9 million for the three months ended June 30, 2010 compared to $0.9 million for the three months ended June 30, 2009. The change in the fair value of the stock warrants increased by $1.3 million for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 in a manner consistent with the increased estimated fair value in our common stock. We had a $0.7 million foreign exchange gain for the three months ended June 30, 2010 compared to a loss of $0.5 million for the three months ended June 30, 2009. The change is principally due to the foreign currency impact of our outstanding debt as a result of the United States dollar generally strengthening relative to the Swedish kronor during the three months ended June 30, 2010 compared to generally weakening during the three months ended June 30, 2009.
Income Tax Benefit. We have applied a projected 28.0% effective tax rate to our results of operations for the three months ended June 30, 2010 which results in a provision for income taxes of approximately $1.4 million during the period. The estimated effective tax rate increased from the 2009 annual effective tax rate of 24.7% due primarily to a change in the amount of income earned in the various locations where we operated in the respective periods. This caused a change in our composite income tax rate. The estimated effective tax rate for the three months ended June 30, 2009 of 24.7% differs from the actual annual effective tax rate for 2009 due to certain discrete items recognized during 2009, including the release of a valuation allowance and tax on repatriated earnings. We operate in an international environment with significant operations in various locations outside of the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting our earnings (losses) and the applicable tax rates in the various locations where we operate.
Comparison of Six Months Ended June 30, 2009 and 2010
Revenue
The following table sets forth revenue by source:

	Six Months Ended
	June 30,
	2009		2010
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue	Change
	(unaudited)
	(dollars in thousands)

Revenue
License revenue	$34,804	58.7%	$58,766	61.9%	$23,962	68.8%
Maintenance revenue	17,447	29.4%	26,588	28.0%	9,141	52.4%
Professional services revenue	6,998	11.8%	9,541	10.1%	2,543	36.3%

Total revenue	$59,249	100.0%	$94,895	100.0%	$35,646	60.2%

Revenue was $94.9 million for the six months ended June 30, 2010 compared to $59.2 million for the six months ended June 30, 2009, an increase of $35.6 million, or 60.2%. License revenue grew by approximately $24.0 million, or 68.8%. All territories reported strong revenue growth, particularly the Americas and Nordic regions, which grew by 72% and 48% and contributed an incremental $17.8 million in total revenue. In addition, revenue increased due to our acquisition in January 2010 of a reseller in Japan which provided $1.7 million in incremental revenue during the six months ended June 30, 2010. There was no material increase in the pricing for our product during the six month periods. Revenue growth was achieved primarily due to volume growth as more customers acquired our product for the first time, along with additional license purchases by our existing customers. Amounts invoiced to existing customers represented a larger share of total billings, approximately 62%, resulting from our “land and expand” sales strategy. In addition, we experienced greater productivity from our sales representatives with revenue per representative growing 51%. We believe that an improving global economic outlook during the six months ended June 30, 2010 also contributed to higher revenues as customer demand and their willingness to invest in information technology continued to grow compared to the same period last year. Maintenance revenues grew by approximately 52.4% driven by annual maintenance renewal rates of greater than 85%. Professional service revenues grew by 36.3% in the six months ended June 30, 2010 compared to the six months ended June 30, 2009 due to growth in consulting and training revenue, resulting from an increase in our customer base. The revenue growth in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 may not be indicative of our future revenue growth, if any.

Cost of Revenue and Gross Profit
The following table sets forth cost of revenue for each revenue source:

	Six Months Ended
	June 30,
	2009		2010
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue	Change
	(unaudited)
	(dollars in thousands)

Cost of Revenue:
Cost of license revenue	$1,201	3.5%	$1,857	3.2%	$656	54.6%
Cost of maintenance revenue	831	4.8%	1,708	6.4%	877	105.5%
Cost of professional services revenue	5,406	77.3%	6,466	67.8%	1,060	19.6%

Total cost of revenue	$7,438	12.6%	$10,031	10.6%	$2,593	34.9%

Gross Profit:
License revenue	$33,603	96.5%	$56,909	96.8%	$23,306	69.4%
Maintenance revenue	16,616	95.2%	24,880	93.6%	8,264	49.7%
Professional services revenue	1,592	22.7%	3,075	32.2%	1,483	93.2%

Total gross profit	$51,811	87.4%	$84,864	89.4%	$33,053	63.8%

Cost of revenue was $10.0 million for the six months ended June 30, 2010 compared to $7.4 million for the six months ended June 30, 2009, an increase of $2.6 million, or 34.9%. Overall cost of revenue declined as a percentage of revenue from 12.6% for the six months ended June 30, 2009 to 10.6% for the six months ended June 30, 2010. In anticipation of continued growth in our installed customer base, we increased headcount in our support organization which increased costs by $0.9 million for the six months ended June 30, 2010 as compared to the same period in 2009. Fees paid to referral partners for license revenues increased by $0.7 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Cost of professional services revenue increased by $1.1 million but decreased as a percentage of professional services revenue from 77.3% for the six months ended June 30, 2009 to 67.8% for the six months ended June 30, 2010 due to higher utilization rates in our professional services organization. The growth in our gross profit in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 may not be indicative of our future gross profit growth, if any.
Operating Expenses
The following table sets forth operating expenses as a percentage of revenue:

	Six Months Ended
	June 30,
	2009		2010
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue	Change
	(unaudited)
	(dollars in thousands)

Operating expense:
Sales and marketing	$42,776	72.2%	$53,164	56.0%	$10,388	24.3%
Research and development	4,375	7.4%	5,644	5.9%	1,269	29.0%
General and administrative	13,749	23.2%	18,206	19.2%	4,457	32.4%

Total operating expenses	$60,900	102.8%	$77,014	81.2%	$16,114	26.5%

Sales and Marketing. Sales and marketing expenses increased $10.4 million, or 24.3%, but declined as a percentage of revenues, reflecting an increase in revenue achieved per sales representative, an increased percentage of sales from existing customers and an increased percentage of sales from partners. The increase in sales and marketing expenses was primarily attributable to an increase in personnel and commission costs of $9.1 million (including a $0.2 million increase in stock-based compensation) and an increase in travel expenses of $1.2 million.

Research and Development. Research and development expenses grew by approximately $1.3 million or 29.0% during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. The increase was attributable to higher personnel costs of $0.5 million as a result of the increase in our headcount in research and development and an increase in infrastructure and other expenses related to a larger research and development function of $0.4 million. The remaining increase of $0.4 million was due to changes in the value of the Swedish kronor as the vast majority of our research and development staff is based in Lund, Sweden.
General and Administrative. General and administrative expenses were $18.2 million for the six months ended June 30, 2010 compared to $13.7 million for the six months ended June 30, 2009, an increase of $4.5 million, or 32.4%. This increase was due primarily to a $2.3 million increase in personnel costs to build out our corporate level functions to support anticipated global growth and prepare for being a publicly traded company. This increase was also due to a $1.0 million increase in travel expenses primarily related to our annual employee summit, a $0.7 million increase in facility and infrastructure costs to support international expansion and an increase in depreciation and amortization of $0.3 million related in part to additional investment in property and equipment due to our increased headcount.
Other Expense. Other expense was $3.1 million for the six months ended June 30, 2010 compared to expense of $0.2 million for the six months ended June 30, 2009. The change consisted of increased interest expense, charges for our common and preferred stock warrants and a foreign exchange loss in 2010. Interest expense increased due to amortization of a loan fee related to our line of credit. The change in the fair value of the stock warrants increased by $1.7 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 in a manner consistent with the increased estimated fair value in our common stock. We had a $0.7 million foreign exchange loss for the six months ended June 30, 2010 compared to a gain of $0.5 million for the six months ended June 30, 2009. The change is principally due to the foreign currency impact of our intercompany balances as a result of the euro and British pound generally weakening relative to the Swedish kronor during the six months ended June 30, 2010 compared to generally strengthening during the six months ended June 30, 2009.
Income Tax Benefit. We have applied a projected 28.0% effective tax rate to our results of operations for the six months ended June 30, 2010 which results in a provision for income taxes of approximately $1.3 million during the period. The estimated effective tax rate increased from the 2009 annual effective tax rate of 24.7% due primarily to a change in the amount of income earned in the various locations where we operated in the respective periods. This caused a change in our composite income tax rate. The estimated effective tax rate for the six months ended June 30, 2009 of 24.7% differs from the actual annual effective tax rate for 2009 due to certain discrete items recognized during 2009, including the release of a valuation allowance and tax on repatriated earnings. We operate in an international environment with significant operations in various locations outside of the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting our earnings (losses) and the applicable tax rates in the various locations where we operate.
Seasonality
Our quarterly results reflect seasonality in the sale of our products and services. Historically, a pattern of increased license sales in the fourth quarter has positively impacted sales activity in that period which can make it difficult to achieve sequential revenue growth in the first quarter. Similarly, our gross margins and operating income have been affected by these historical trends because the majority of our expenses are relatively fixed in the near-term. The timing of revenues in relation to our expenses, much of which does not vary directly with revenue, has an impact on the cost of revenue, sales and marketing expense, research and development expense, and general and administrative expense as a percentage of revenue in each calendar quarter during the year. The majority of our expenses are personnel-related and include salaries, stock-based compensation, benefits, and incentive-based compensation plan expenses. As a result, we have not experienced significant seasonal fluctuations in the timing of expenses from period to period, other than an increase in general and administrative expenses during the first quarter of each year as a result of our annual employee summit and an increase in sales and marketing expenses in the second quarter of each year due to our annual partner event. On a quarterly basis, we have usually generated the majority of our revenues in the final month of each quarter and a significant amount in the last two weeks of a quarter. We believe this is due to customer buying patterns typical in this industry. Although these seasonal factors are common in the technology sector, historical patterns should not be considered a reliable indicator of our future sales activity or performance.

Liquidity and Capital Resources
Since our inception, we have financed our operations through the sale of preferred stock and common stock, cash flows generated by operations and borrowings under debt instruments. As of June 30, 2010, we had cash and cash equivalents totaling $35.8 million, net accounts receivable of $49.0 million and $19.2 million of working capital. As of June 30, 2010, we owed a balance of 38.6 million Swedish kronor (approximately $5.0 million based on an assumed exchange rate of approximately 0.13 as of June 30, 2010) under a note payable held by a financial institution which is one of our stockholders. On July 27, 2010, we paid in full the outstanding principal and accrued interest and paid the applicable prepayment fee on this note payable (See Note 10 to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q). We have an asset based line of credit facility with a Swedish bank under which we may borrow up to 60 million Swedish kronor (approximately $7.7 million as of June 30, 2010 based on an assumed exchange rate of approximately 0.13) which had no outstanding balance as of June 30, 2010. The line of credit matures on September 30, 2010. We are currently in discussions to renew or replace this line of credit upon its expiration.
We estimate our capital expenditures for 2010 to be approximately $2.0 million, comprised primarily of additional leasehold improvements, furniture and fixtures and computer equipment. We believe that our existing cash and cash equivalents and our cash flow from operations will be sufficient to fund our operations and our capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new software products and enhancements to existing software products and the continuing market acceptance of our software offerings. Although we are not currently a party to any agreement or letter of intent regarding potential investments in, or acquisitions of, complementary businesses, applications or technologies, we may enter into these types of arrangements, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
We will also incur costs as a public company that we have not previously incurred, including, but not limited to, costs and expenses for directors fees, increased directors and officers insurance, investor relations fees, expenses for compliance with the Sarbanes-Oxley Act of 2002 and rules implemented by the SEC and Nasdaq, on which our common stock is listed, and various other costs. The Sarbanes-Oxley Act of 2002 requires that we maintain effective disclosure controls and procedures and internal controls.
The following table shows selected balance sheet data as well as our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	December 31,	June 30
	2009	2010
		(unaudited)
	(dollars in thousands)

Cash and cash equivalents	$24,852	$35,840
Accounts receivable, net	63,729	49,037

	Six Months Ended June 30,
	2009	2010
	(unaudited)
	(dollars in thousands)

Cash flow activities
Net cash provided by operating activities	$1,481	$17,387
Net cash used in investing activities	(721)	(881)
Net cash used in financing activities	(632)	(2,472)
Cash and Cash Equivalents
Our cash and cash equivalents at June 30, 2010 were held for working capital purposes and were invested primarily in cash and money market accounts. We do not enter into investments for trading or speculative purposes.
Accounts Receivable, net
Our accounts receivable balance fluctuates from period to period which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our service delivery and billing activity, cash collections and changes to our allowance for doubtful accounts. Our allowance for doubtful accounts represents our best estimate of the amount of probable credit losses. To date, we have not incurred any write-offs of accounts receivable significantly different than accounts reserved.

Cash Flows
Cash Provided by Operating Activities
Net cash provided by operating activities was $1.5 million and $17.4 million, which includes a net income (loss) of ($7.0 million) and $3.4 million for the six months ended June 30, 2009 and 2010. The reasons for the increase in net cash provided by operating activities for the six months ended June 30, 2010 include the increase in net income. We incurred non-cash expenses totaling $2.4 million and $4.6 million for the six months ended June 30, 2009 and 2010. Non-cash expenses primarily consisted of stock-based compensation expense, provisions for bad debt, change in the fair value of warrants, excess tax benefit from stock-based compensation, unrealized foreign currency gains and losses, and depreciation and amortization expense.
The change in certain assets and liabilities resulted in a net source of cash of $6.1 million and $9.4 million for the six months ended June 30, 2009 and 2010. Cash provided by operating activities is driven by sales of our software offerings. Collection of accounts receivable from the sales of our software offerings is a significant component of our cash flows from operating activities, as is the change in deferred revenue related to these sales. We experienced a positive cash flow impact during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 related to collection of accounts receivable, as the accounts receivable balance was significantly higher at December 31, 2009 compared to December 31, 2008.
Cash Used in Investing Activities
Net cash used in investing activities was $0.7 million and $0.9 million for the six months ended June 30, 2009 and 2010. Cash used in investing activities for the six months ended June 30, 2009 was primarily for capital expenditures related to property and equipment as we continued to expand our infrastructure and workforce. During the six months ended June 30, 2010 we acquired Syllogic which resulted in a source of cash of approximately $0.2 million. This net cash acquired partially offset capital expenditures for property and equipment of $1.1 million during the six months ended June 30, 2010.
Cash Used in Financing Activities
Net cash used in financing activities was $0.6 million and $2.5 million for the six months ended June 30, 2009 and 2010. Net cash used in financing activities for the six months ended June 30, 2009 was primarily related to payments made under our previous long-term note payable of $1.0 million and the repurchase of stock options of $0.4 million. These payments were offset by borrowings on our line of credit of $0.5 million and proceeds from the exercise of stock options of $0.3 million. Net cash used in financing activities for the six months ended June 30, 2010 primarily resulted from payments under our long-term note payable of $2.1 million, payment of deferred offerings costs of $1.8 million, and payments on our line of credit of $0.2 million. These payments were offset by proceeds from the exercise of stock options of $0.9 million, an excess tax benefit from stock-based compensation of $0.6 million, and proceeds from the issuance of stock options of $0.1 million.
Contractual Obligations and Commitments
We generally do not enter into long-term minimum purchase commitments. Our principal commitments, in addition to those related to our long-term debt discussed above, consist of obligations under facility leases for office space. As of June 30, 2010, there had been no material change in the obligations since December 31, 2009 other than scheduled payments.
Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Recent Accounting Pronouncements
See Note 2 to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates. We do not hold financial instruments for trading purposes.
Interest Rate Sensitivity
We had cash and cash equivalents of $24.9 million at December 31, 2009 and $35.8 million at June 30, 2010. We held these amounts primarily in cash or money market funds.
We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments purchased with original maturities of three months or less. We do not use derivative financial instruments for speculative or trading purposes; however, we may adopt specific hedging strategies in the future. Any declines in interest rates, however, will reduce future interest income.
We had total outstanding debt of $7.0 million at December 31, 2009 and $4.9 million at June 30, 2010. The interest rate on our outstanding debt at June 30, 2010 is fixed at 10%.
Foreign Currency Risk
We market our products in the Americas, Europe, the Asia-Pacific Regions and Africa and develop our products in Europe. As a result of our business activities in foreign countries, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We sell our products in certain countries in the local currency for the respective country. In addition, our product development activities are principally based at our facility in Lund, Sweden. This provides some natural hedging because most of our subsidiaries’ operating expenses are denominated in their local currencies. Regardless of this natural hedging, our results of operations may be adversely impacted by the exchange rate fluctuation. Although we will continue to monitor our exposure to currency fluctuations and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions.
Foreign currency risk exposures arise from transactions denominated in a currency other than our functional currency and from foreign denominated revenue and profit translated into United States dollars. Approximately 72% and 70% of our operating revenues were denominated in currencies other than the United States dollar for the six months ended June 30, 2009 and 2010. The principal foreign currencies in which we conduct business are the Swedish kronor, the British pound and the euro. The translation of currencies in which we operate into the United States dollar may affect consolidated revenues and gross profit margins as expressed in United States dollars. A weakening of the United States dollar versus other currencies in which we operate may increase our consolidated revenues and gross profit margins while the strengthening of the United States dollars versus these currencies may have an opposite effect on our consolidated results expressed in United States dollars.
At December 31, 2009 and June 30, 2010, we have a note payable that is denominated in Swedish kronor that is re-measured at each reporting date with foreign currency gains (losses) recognized in other income (expense). We recognized a loss in 2009 due to the general weakening of the United States dollar relative to the Swedish kronor. A hypothetical 10% change in the foreign exchange rate at December 31, 2009 and June 30, 2010 would have resulted in a $0.7 million and $0.5 million impact on net income. On July 27, 2010, we prepaid the outstanding principal and accrued interest of this note payable and any applicable prepayment fees with the proceeds of the IPO (See Note 10 to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as Amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective at a reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
We are not a party to, and none of our property is the subject of, any pending legal proceedings other than routine litigation that is incidental to our business. To our knowledge, no governmental authority is contemplating initiating any such proceedings.
ITEM 1A. RISK FACTORS.
Our business is subject to numerous risks. You should carefully consider the risks described below together with the other information set forth in this Quarterly Report on Form 10-Q and in our registration statement filed with the SEC in connection with our IPO, which could materially affect our business, financial condition and future results. The risks described below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.
Risks Related to Our Business and Industry
We have limited experience in targeting a global marketplace and compete in a rapidly evolving industry which makes our future operating results difficult to predict.
We have limited experience in targeting the global business intelligence marketplace. In addition, we have a limited operating history in an industry characterized by rapid technological innovation, changing customer needs, evolving industry standards and frequent introductions of new products, enhancements and services. Any of these factors can render our existing software platform and services obsolete or unmarketable. We believe that our future success will depend in large part on our ability:
•	to support current and future releases of popular hardware, operating systems, computer programming languages, databases and software applications
•	to develop new products that achieve market acceptance in a timely manner
•	to meet an expanding range of customer requirements
As we encounter increasing competitive pressures, we will likely be required to modify, enhance, reposition or introduce new products and service offerings. We may not be successful in doing so in a timely, cost-effective and appropriately responsive manner, or at all. All of these factors make it difficult to predict our future operating results which may impair our ability to manage our business and your ability to assess our prospects.
We may experience quarterly fluctuations in our operating results due to a number of factors which make our future results difficult to predict and could cause our operating results to fall below expectations or our guidance.
Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, the price of our common stock could decline substantially.
Our operating results have varied in the past. In addition to other risk factors listed in this “Risk Factors” section, factors that may affect our quarterly operating results, business and financial condition include the following:
•	demand for our software platform and services and the size and timing of orders
•	market acceptance of our current and future products
•	a slowdown in spending on information technology and software by our current and/or prospective customers
•	sales cycles and performance of our indirect channel partners and original equipment manufacturers (known as OEMs)
•	budgeting cycles of our customers
•	the management, performance and expansion of our international operations

•	the rate of renewals of our maintenance agreements
•	changes in the competitive dynamics of our markets
•	our ability to control costs, including our operating expenses
•	customers delaying purchasing decisions in anticipation of new products or product enhancements by us or our competitors
•	the outcome or publicity surrounding any pending or threatened lawsuits
•	the timing of recognizing revenue in any given quarter as a result of revenue recognition rules
•	an increase in the rate of product returns
•	foreign currency exchange rate fluctuations
•	failure to successfully manage any acquisitions
•	general economic and political conditions in our domestic and international markets
In addition, we may in the future experience fluctuations in our gross and operating margins due to changes in the mix of our direct and indirect sales, domestic and international revenues, and license and service revenues.
We may implement changes to our license pricing structure for all of our products including increased prices and modified licensing parameters. If these changes are not accepted by our current or future customers, our business, operating results and financial condition could be harmed.
Based upon all of the factors described above, we have a limited ability to forecast the amount and mix of future revenues and expenses, and it is likely that at some time our operating results will fall below our estimates or the expectations of public market analysts and investors.
We depend on revenue from a single product platform.
We are dependent on a single product platform, QlikView. Our business would be harmed by a decline in demand for, or in the price of, our software platform as a result of, among other factors:
•	any change in our pricing model
•	increased competition
•	support, research and development or other expenditures undertaken in attempts, whether or not successful, to develop new products
•	a maturation in the markets for our products
Our financial results would suffer if the market for business intelligence software does not continue to grow or if we are unable to further penetrate this market.
Nearly all of our revenues to date have come from sales of business intelligence software and related maintenance services. We expect these sales to account for substantially all of our revenues for the foreseeable future. Although demand for business intelligence software has grown in recent years, the market for business intelligence software applications is still evolving. We cannot be sure that this market will continue to grow or, even if it does grow, that customers will purchase our software platform or services. We have spent, and intend to keep spending, considerable resources to educate potential customers about business intelligence software in general and our software platform in particular. However, we cannot be sure that these expenditures will help our software platform achieve any additional market acceptance or enable us to attract new customers or new users at existing customers. A reduction in the demand for our services and software platform could be caused by, among other things, lack of customer acceptance, weakening economic conditions, competing technologies and services or decreases in software spending. If the market and our market share fail to grow or grow more slowly than we currently expect, our business, operating results and financial condition would be harmed.
We use indirect channel partners and if we are unable to maintain successful relationships with them, our business, operating results and financial condition could be harmed.
In addition to our direct sales force, we use strategic indirect channel partners such as distribution partners, value-added resellers, system integrators and OEMs to license and support our software platform. For the six months ended June 30, 2010, transactions by indirect channel partners accounted for approximately 50% of our total product licenses revenues and first years’ maintenance billings.

Our channel partners may offer customers the products of several different companies, including products that compete with ours. Our channel partners generally do not have an exclusive relationship with us; thus, we cannot be certain that they will prioritize or provide adequate resources for selling our products. Divergence in strategy or contract defaults by any of these channel partners may harm our ability to develop, market, sell or support our software platform. In addition, establishing and retaining qualified indirect sales channel partners and training them in our software platform and services require significant time and resources. In order to develop and expand our distribution channel, we must continue to scale and improve our processes and procedures that support our channel, including investment in systems and training. These processes and procedures may become increasingly complex and difficult to manage as we grow our organization.
Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners. There can be no assurance that our channel partners will continue to cooperate with us when our distribution agreements expire or are up for renewal. If we are unable to maintain our relationships with these channel partners, our business, operating results and financial condition could be harmed. In addition, there can be no assurance that actions taken or not taken by such parties will not harm us. Also, in a number of regions we rely on a limited number of resellers, and our business may be harmed if any of these resellers were to fail to effectively address their specified geographic territories.
In addition, we rely on our channel partners to operate in accordance with the terms of their contractual agreements with us. For example, our agreements with our channel partners limit the terms and conditions pursuant to which they are authorized to resell or distribute our software and offer technical support and related services. We also typically require our channel partners to provide us with the dates and details of product license transactions sold to end user customers. If our channel partners do not comply with their contractual obligations to us, our business, results of operations and financial condition may be harmed.
If we are unable to expand our direct sales capabilities, we may not be able to generate increased revenues.
In order to succeed, we must expand our direct sales force to generate increased revenue from new customers. As of June 30, 2010, we had a team of 130 dedicated direct sales professionals, and we intend to increase our number of direct sales professionals. New hires will require training and will take time to achieve full productivity. We cannot be certain that new hires will become as productive as necessary or that we will be able to hire enough qualified individuals in the future. Failure to hire qualified direct sales personnel will preclude us from expanding our business and growing our revenue.
As we pursue new enterprise customers, additional OEM opportunities or more complicated deployments, our sales cycle and deployment processes may become more unpredictable and require greater time and expense.
We anticipate that our sales cycle may lengthen as we pursue new enterprise customers. Enterprise customers may undertake a significant evaluation process in regard to enterprise software which can last from several months to a year or longer. If our sales cycle were to lengthen in this manner, events may occur during this period that affect the size or timing of a purchase or even cause cancellations, and this may lead to more unpredictability in our business and operating results. Additionally, sales cycles for sales of our software platform to OEMs tend to be longer, ranging from three to 12 months or more, and may involve convincing a partner’s entire organization that our software platform is the appropriate software for its applications. We may spend substantial time, effort and money on our sales efforts without any assurance that our efforts will produce any sales.
In addition, we may face unexpected deployment challenges with enterprise customers or more complicated installations of our software platform. It may be difficult to deploy our software platform if the customer has unexpected database, hardware or software technology issues. Additional deployment complexities may occur if a customer hires a third party to deploy our software platform or if one of our indirect channel partners leads the implementation of our solution. Any difficulties or delays in the initial implementation could cause customers to reject our software or lead to the delay or non-receipt of future orders, in which case our business, operating results and financial condition would be harmed.
Managing our international operations is complex and our failure to do so successfully could harm our business, operating results and financial condition.
We receive a significant portion of our total revenues from international sales from foreign direct and indirect operations. International revenues accounted for approximately 77% of our total revenues for each of the years ended December 31, 2007, 2008 and 2009, and 76% and 75% for the six months ended June 30, 2009 and 2010. We have facilities located in Australia, Austria, Belgium, Denmark, Finland, France, Germany, India, Italy, Japan, the Netherlands, Portugal, Singapore, Spain, Sweden, Switzerland and the United Kingdom. We expect to continue to add personnel in additional countries. Our international operations require significant management attention and financial resources.
There are certain risks inherent in our international business activities including, but not limited to:
•	managing and staffing international offices and the increased costs associated with multiple international locations
•	maintaining relationships with indirect channel partners outside the United States, whose sales and lead generation activities are very important to our international operations
•	multiple legal systems and unexpected changes in legal requirements
•	tariffs, export restrictions, trade barriers and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets

•	trade laws and business practices favoring local competition
•	costs of localizing products and potential lack of acceptance of localized versions
•	potential tax issues, including restrictions on repatriating earnings and multiple and conflicting tax laws and regulations
•	weaker intellectual property protection in some countries
•	difficulties in enforcing contracts and collecting accounts receivable, longer sales cycles and longer payment cycles, especially in emerging markets
•	the significant presence of some of our competitors in certain international markets
•	our ability to adapt to sales practices and customer requirements in different cultures
•	political and economic instability, including war and terrorism or the threat of war and terrorism
We believe that, over time, a significant portion of our revenues and costs will continue to be denominated in foreign currencies. To the extent such denomination in foreign currencies does occur, gains and losses on the conversion to United States dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in our results of operations. Although we may in the future decide to undertake foreign exchange hedging transactions to cover a portion of our foreign currency transaction exposure, we currently do not hedge any foreign currency exposure. If we are not effective in any future foreign exchange hedging transactions in which we engage, our business, operating results and financial condition could be harmed.
In addition, compliance with foreign and United States laws and regulations that are applicable to our international operations is complex and may increase our cost of doing business in international jurisdictions, and our international operations could expose us to fines and penalties if we fail to comply with these regulations. These laws and regulations include import and export requirements, United States laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials. Although we have implemented policies and procedures designed to help ensure compliance with these laws, there can be no assurance that our employees, partners and other persons with whom we do business will not take actions in violation of our policies or these laws. Any violations of these laws could subject us to civil or criminal penalties, including substantial fines or prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation, our brand and our international expansion efforts.
Our failure to manage any of these risks successfully could harm our international operations and reduce our international sales.
If new industry standards emerge or if we are unable to respond to rapid technological changes, demand for our software platform may be adversely affected.
We believe that our future success will depend in large part on our ability:
•	to support current and future industry standards, including databases and operating systems
•	to maintain technological competiveness and meet an expanding range of customer requirements
•	to introduce new products and features for our customers
The emergence of new industry standards in related fields may adversely affect the demand for our existing software platform. This could happen, for example, if new technologies emerged that were incompatible with customer deployments of our software platform. We currently support Open Database Connectivity, or ODBC, and Object Linking and Embedding Database, or OLEDB, standards in database access technology. If we are unable to adapt our software platform on a timely basis to new standards in database access technology, the ability of our software platform to access customer databases could be impaired. In addition, the emergence of new server operating systems standards could adversely affect the demand for our existing software platform. Our platform currently requires the Windows Server operating system when deployed on a server, as used in most multi-user deployments. If customers are unwilling to use Windows Server, we may not be able to achieve compatibility on a timely basis or without substantial research and development and support expense. We currently support all generally available client operating systems that run industry standard web browsers, but we cannot assure you that we will be able to support future client operating systems and web browsers in a timely and cost-effective manner, if at all.
The markets for our software platform and services are also characterized by rapid technological and customer requirement changes. In particular, our technology is optimized for servers utilizing the x86 and x64 families of microprocessors. If the speed and performance of these microprocessor families do not continue to increase at the rates we anticipate, our software may not attain the performance speed and capabilities that we expect. Also, if different microprocessor architecture were to gain widespread acceptance in server applications, we may not be able to achieve compatibility on a timely basis or without substantial research and development and support expense. Difficulty by us in achieving compatibility with different microprocessor architecture or other technological change or in satisfying changing customer requirements could render our existing and future products obsolete and unmarketable. As a result, we may not be able to accurately predict the lifecycle of our software platform and services, and they may become obsolete before we receive the amount of revenues that we anticipate from them.

Business intelligence software is inherently complex. The development and testing of new products and product enhancements can require significant research and development expenditures. As a result, substantial delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could harm our business, operating results and financial condition. We may not successfully develop and market product enhancements or new products that respond to technological change or new customer requirements. Even if we introduce a new product, we may experience a decline in revenues of our existing products that is not fully matched by the new product’s revenue. For example, customers may delay making purchases of a new product to make a more thorough evaluation of the product, or until industry and marketplace reviews become widely available. In addition, we may lose existing customers who choose a competitor’s product rather than migrate to our new product. This could result in a temporary or permanent revenue shortfall and harm our business.
Our business depends on customers renewing their annual maintenance contracts and our ability to collect renewal fees.
Any decline in maintenance renewals could harm our future operating results. We sell our software platform pursuant to a perpetual license with a fixed upfront fee which ordinarily includes one year of maintenance as part of the initial price. Our customers have no obligation to renew their maintenance agreements after the expiration of this initial period, and they may not renew these agreements. We may be unable to predict future customer renewal rates accurately. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our software platform, the prices of our software platform, the prices of products and services offered by our competitors or reductions in our customers’ spending levels. If our customers do not renew their maintenance and support arrangements or if they renew them on less favorable terms, our revenue may decline and our business will suffer. A substantial portion of our quarterly maintenance revenue is attributable to maintenance and support agreements entered into during previous quarters. As a result, if there is a decline in renewed maintenance agreements in any one quarter, only a small portion of the decline will be reflected in our maintenance revenue recognized in that quarter and the rest will be reflected in our maintenance revenue recognized in the following four quarters or more. In addition, we may have difficulties collecting renewal fees from our customers, especially in regards to customers located in emerging international markets. If we are unable to collect renewal fees from customers, our business will be harmed.
Our software platform could contain undetected errors, or bugs, which could cause problems with product performance and which could in turn reduce demand for our software platform, reduce our revenue and lead to product liability claims against us.
Software products like ours, which consist of hundreds of thousands of lines of code and incorporate licensed software from third parties, may contain errors and/or defects. Although we test our software extensively, we have in the past discovered software errors in our products after their introduction. Despite testing by us and by our current and potential customers, errors may be found in new products or releases after commercial shipment or deployment begins. This could result in lost revenue, damage to our reputation or delays in market acceptance which could harm our business, operating results and financial condition. We may also have to expend resources to correct these defects.
Our license agreements with customers typically contain provisions designed to limit our exposure to product liability, warranty and other claims. It is possible, however, that these provisions may not be effective as a result of existing or future laws of certain domestic or international jurisdictions or unfavorable judicial decisions in such jurisdictions, and we may be exposed to product liability, warranty and other claims. If these claims are made, our potential exposure may be substantial given the use of our products in business-critical applications. A successful product liability claim against us could harm our business, operating results and financial condition.
We face intense competition which may lead to reduced revenue and loss of market share.
The markets for business intelligence software, analytical applications and information management are intensely competitive and subject to rapidly changing technology and evolving standards. In addition, many companies in these markets are offering, or may soon offer, products and services that may compete with our software platform.
We face competitors in several broad categories, including business intelligence software, analytical processes, query, search and reporting tools. We compete with large software corporations, including suppliers of enterprise resource planning software that provide one or more capabilities that are competitive with our products, such as IBM (which acquired Cognos in 2008), Microsoft, Oracle (which acquired Hyperion Solutions in 2007) and SAP AG (which acquired Business Objects in 2008), and with open source business intelligence vendors, including Pentaho and JasperSoft. Open source software is software that is made widely available by its authors and is licensed “as is” for a nominal fee or, in some cases, at no charge. As the use of open source software becomes more widespread, certain open source technology could become competitive with our proprietary technology, which could cause sales of our products to decline or force us to reduce the fees we charge for our products. We also compete, or may increasingly in the future compete, with various independent competitors that are primarily focused on business intelligence products, such as Actuate, Information Builders, MicroStrategy, the SAS Institute and TIBCO. We expect additional competition as other established and emerging companies or open source vendors enter the business intelligence software market and new products and technologies are introduced.
Many of our competitors have longer operating histories, significantly greater financial, technical, marketing or other resources and greater name recognition than we do. In addition, many of our competitors have strong relationships with current and potential customers and extensive knowledge of the business intelligence industry. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than us. Increased competition may lead to price cuts, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share. We may not be able to compete successfully against current and future competitors, and our business, operating results and financial condition will be harmed if we fail to meet these competitive pressures.

Current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others. By doing so, these competitors may increase their ability to meet the needs of our potential customers. Our current or prospective indirect channel partners may establish cooperative relationships with our current or future competitors. These relationships may limit our ability to sell our software platform through specific distribution channels. Accordingly, new competitors or alliances among current and future competitors may emerge and rapidly gain significant market share. These developments could limit our ability to obtain revenues from new customers and to maintain technical support revenues from our installed customer base. If we are unable to compete successfully against current and future competitors, our business, operating results and financial condition would be harmed.
If customers demand business intelligence software to be provided via a “software as a service” business model, our business could be harmed.
Software as a service, or SaaS, is a model of software deployment where a software provider typically licenses an application to customers for use as a service on demand through web browser technologies. A SaaS business model can require a vendor to undertake substantial capital investments and related sales and support resources and personnel. If customers were to require business intelligence software like QlikView to be provided via a SaaS deployment, we would need to undertake these investments in order to implement this alternative business model. In addition, we would be obligated to apply new revenue recognition policies. Even if we undertook these investments, we may be unsuccessful in implementing a SaaS business model. These factors could harm our business, operating results and financial condition.
If we fail to develop our brand cost-effectively, our business may be harmed.
We believe that developing and maintaining awareness and integrity of our brand in a cost effective manner are important to achieving widespread acceptance of our existing and future products and are important elements in attracting new customers. We believe that the importance of brand recognition will increase as competition in our market further intensifies. Successful promotion of our brand will depend on the effectiveness of our marketing efforts and on our ability to provide reliable and useful products at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in building our brand. We also rely on our customer base and community of end-users in a variety of ways, including to give us feedback on our products and to provide user-based support to our other customers. If we fail to promote and maintain our brand successfully or to maintain loyalty among our customers and QlikCommunity, our user community, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract new customers or to retain our existing customers and our business may be harmed.
If we are unable to manage our growth effectively, our revenues and profits could be adversely affected.
We have recently expanded our operations and employee headcount significantly, and we anticipate that further significant expansion will be required. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Sustaining our growth will place significant demands on our management as well as on our administrative, operational and financial resources. To manage our growth, we must continue to improve our operational, financial and management information systems and expand, motivate and manage our workforce. If we are unable to manage our growth successfully without compromising our quality of service and our profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our revenues and profits could be harmed. Risks that we face in undertaking future expansion include:
•	training new personnel to become productive and generate revenue
•	controlling expenses and investments in anticipation of expanded operations
•	implementing and enhancing our administrative infrastructure, systems and processes
•	addressing new markets
•	expanding operations in the United States and new international regions
A failure to manage our growth effectively could harm our ability to market and sell our software platform and maintenance services.
If we are unable to recruit or retain skilled personnel, or if we lose the services of any of our key personnel, our business, operating results and financial condition could be harmed.
Our future success depends on our continuing ability to attract, train and retain highly skilled personnel, and we face intense competition for these employees. We may not be able to retain our current key employees or attract, train or retain other highly skilled personnel in the future. If we lose the services of one or all of these individuals, or if we are unable to attract, train and retain the highly skilled personnel we need, our business, operating results and financial condition could be harmed.

Future product development is dependent on adequate research and development resources.
In order to remain competitive, we must continue to develop new products, applications and enhancements to our existing software platform. This is particularly true as we further expand our product capabilities. Maintaining adequate research and development resources, such as the appropriate personnel, talent and development technology, to meet the demands of the market is essential. Our research and development organization is located in Lund, Sweden, and we may have difficulty hiring suitably skilled personnel in this region or expanding our research and development organization to facilities located in other geographic locations. In addition, many of our competitors expend a considerably greater amount on their respective research and development programs. Our failure to maintain adequate research and development resources or to compete effectively with the research and development programs of our competitors would present an advantage to such competitors. Further, if we are unable to develop products internally due to certain constraints, such as high employee turnover, lack of management ability or a lack of other development resources, this may force us to expand into a certain market or strategy via an acquisition for which we could potentially pay too much or unsuccessfully integrate into our operations.
If we fail to offer high quality customer support, our business would suffer.
Once our software platform and solutions are deployed to our customers, our customers rely on our support services to resolve any related issues. High quality customer support is important for the successful marketing and sale of our software platform and services and for the renewal of existing customers. The importance of high quality customer support will increase as we expand our business and pursue new enterprise customers. If we do not help our customers quickly resolve post-deployment issues and provide effective ongoing support, our ability to sell our software platform and services to existing customers would suffer and our reputation with existing or potential customers would be harmed. Also, our maintenance agreements contain service level agreements under which we guarantee specified response times. If we fail to meet our service level obligations under these agreements, we may be subject to penalties which could result in higher than expected costs, decreased revenue and decreased operating margins.
We currently utilize a combination of internal support personnel and third party support organizations, and we cannot assure you that actions taken or not taken by our third party support organization will not harm our reputation or business. As we expand our sales, we will be required to engage and train additional support personnel and resources. Further, our support organization will face additional challenges as we enter new international markets, including challenges associated with delivering support, training and documentation in languages required by new customers. If we fail to maintain high quality customer support or to grow our internal and external support organization to match any future sales growth, our business will suffer.
If we overestimate revenue, we may be unable to reduce our expenses to avoid or minimize harm to our results of operations.
Our revenues are difficult to forecast and are likely to fluctuate significantly from period to period. We base our operating expense budgets on expected revenue trends, and many of our expenses, such as office and equipment leases and personnel costs, will be relatively fixed in the short term and will increase over time as we make investments in our business. Our estimates of sales trends may not correlate with actual revenues in a particular quarter or over a longer period of time. Variations in the rate and timing of conversion of our sales prospects into actual licensing revenues could cause us to plan or budget inaccurately and those variations could adversely affect our financial results. In particular, delays, reductions in amount or cancellation of customers’ purchases or an increase in the number of customers exercising our 30-day money back guarantee on our software platform would adversely affect the overall level and timing of our revenues, and our business, results of operations and financial condition could be harmed. Due to the relatively fixed nature of many of our expenses, we may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall.
In the course of our sales to customers, we may encounter difficulty collecting accounts receivable and could be exposed to risks associated with uncollectible accounts receivable. In the event we are unable to collect on our accounts receivable, it could negatively affect our cash flows, operating results and business.
Our methodologies and software solutions may infringe the intellectual property rights of third parties or be found to contain unexpected open source software, and this may create liability for us or otherwise harm our business.
Third parties may claim that our current or future products infringe their intellectual property rights, and such claims may result in legal claims against our customers and us. These claims may damage our reputation, harm our customer relationships and create liability for us. We expect the number of such claims will increase as the number of products and the level of competition in our industry segments grow, the functionality of products overlap and the volume of issued software patents and patent applications continues to increase. We generally agree in our customer contracts to indemnify customers for expenses or liabilities they incur as a result of third party intellectual property infringement claims associated with our products or services. To the extent that any claim arises as a result of third party technology we have licensed for use in our product, we may be unable to recover from the appropriate third party any expenses or other liabilities that we incur.
In addition, software products like ours that contain thousands of lines of software code at times incorporate open source software code. The use of open source software code is typically subject to varying forms of software licenses, called copyleft or open source licenses. These types of licenses may require that any person who creates a software product that redistributes or modifies open source software that was subject to an open source license must also make their own software product subject to the same open source license. This can lead to a requirement that the newly created software product be provided free of charge or be made available or distributed in source code form. Although we do not believe our software includes any open source software that would result in the imposition of any such requirement on portions of our software product, our software could be found to contain this type of open source software.

Responding to any infringement claim, regardless of its validity, or discovering open source software in our product could harm our business, operating results and financial condition, by, among other things:
•	resulting in time-consuming and costly litigation
•	diverting management’s time and attention from developing our business
•	requiring us to pay monetary damages or enter into royalty and licensing agreements that we would not normally find acceptable
•	causing product shipment or deployment delays
•	requiring us to stop selling certain of our products
•	requiring us to redesign certain of our products using alternative non-infringing or non-open source technology or practices, which could require significant effort and expense
•	requiring us to disclose our software source code, the detailed program commands for our software program
•	requiring us to satisfy indemnification obligations to our customers
Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our software platform, services and brand.
We currently have three issued United States patents and one pending United States patent expiring at various times ranging from 2015 to 2029 and 17 issued and eight pending foreign patents expiring at various times ranging from 2015 to 2029. We rely on a combination of copyright, trademark, patent, trade secrets, confidentiality procedures and contractual commitments to protect our proprietary information. For example, we license our software pursuant to click-wrap or signed license agreements that impose certain restrictions on a licensee’s ability to utilize the software. We also seek to avoid disclosure of our intellectual property, including by requiring those persons with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code.
Despite our efforts, these measures can only provide limited protection. Unauthorized third parties may try to copy or reverse engineer portions of our software platform or may otherwise obtain and use our intellectual property. Any patents owned by us may be invalidated, circumvented or challenged. Any of our pending or future patent applications, whether or not being currently challenged, may not be issued with the scope of the claims we seek, if at all. Legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in other countries are uncertain and may afford little or no effective protection for our services, software, methodology and other proprietary rights. Consequently, we may be unable to prevent our intellectual property rights from being exploited abroad, which could require costly efforts to protect them. Policing the unauthorized use of our proprietary rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management resources, either of which could harm our business. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. If we cannot protect our proprietary technology against unauthorized copying or use, we may not remain competitive.
Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to developing and protecting their technology or intellectual property rights than we do. In addition, our attempts to protect our proprietary technology and intellectual property rights may be further limited as our employees may be recruited by our current or future competitors and may take with them significant knowledge of our proprietary information. Consequently, others may develop services and methodologies that are similar or superior to our services and methodologies or may design around our intellectual property.
Computer “hackers” may damage our systems, services and products, and breaches of data protection could impact our business.
Computer programmers and hackers may be able to penetrate our network security and misappropriate our confidential information or that of third parties, create system disruptions or cause interruptions or shutdowns of our internal systems and services. If successful, any of these events could damage our computer systems or those of our customers and could disrupt or prevent us from providing timely maintenance and support for our software platform. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. The costs to us to eliminate or alleviate security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and the efforts to address these problems could result in interruptions, delays, cessation of service and loss of existing or potential customers and may impede our sales, manufacturing, distribution and other critical functions.
In the course of our regular business operations and providing maintenance and support services to our customers, we process and transmit proprietary information and sensitive or confidential data, including personal information of employees, customers and others. Breaches in security could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, which could result in potential regulatory actions, litigation and potential liability for us, as well as the loss of existing or potential customers and damage to our brand and reputation.

Our business could be harmed as a result of the risks associated with our acquisitions.
As part of our business strategy, we may from time to time seek to acquire businesses that provide us with additional intellectual property, customer relationships and geographic coverage. We can provide no assurances that we will be able to find and identify desirable acquisition targets or that we will be successful in entering into a definitive agreement with any one target. In addition, even if we reach a definitive agreement with a target, there is no assurance that we will complete any future acquisition.
Any acquisitions we undertake will likely be accompanied by business risks which may include, among other things:
•	the effect of the acquisition on our financial and strategic position and reputation
•
the failure of an acquisition to result in expected benefits, which may include benefits relating to enhanced revenues, technology, human resources, costs savings, operating efficiencies, goodwill and other synergies

•
the difficulty, cost and management effort required to integrate the acquired businesses, including costs and delays in implementing common systems and procedures and costs and delays caused by communication difficulties

•	the assumption of certain known or unknown liabilities of the acquired business, including litigation-related liabilities
•
the reduction of our cash available for operations and other uses, the increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt

•	a lack of experience in new markets, new business culture, products or technologies or an initial dependence on unfamiliar distribution partners
•	the possibility that we will pay more than the value we derive from the acquisition
•	the impairment of relationships with customers, partners or suppliers of the acquired business or our customers
•	the potential loss of key employees of the acquired company
These factors could harm our business, results of operations or financial condition.
In addition to the risks commonly encountered in the acquisition of a business as described above, we may also experience risks relating to the challenges and costs of closing a transaction. The risks described above may be exacerbated as a result of managing multiple acquisitions at once.
Business disruptions could affect our operating results.
A significant portion of our research and development activities and certain other critical business operations are concentrated at a single facility in Sweden. We are also a highly automated business and a disruption or failure of our systems could cause delays in completing sales and providing services. A major natural disaster, fire, act of terrorism or other catastrophic event that results in the destruction or disruption of any of our critical business operations or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be harmed.
Future litigation could harm our results of operation and financial condition.
In addition to intellectual property litigation, from time to time, we may be subject to other litigation. We record a related liability when we can make a reasonable estimate of the liability relating to pending litigation and determine that it is probable. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of uncertainties relating to litigation, the amount of our estimates could be wrong. In addition to the related cost and use of cash, pending or future litigation could cause the diversion of management’s attention and resources.
We are incurring significant increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could harm our operating results.
As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and the Nasdaq Global Market (“Nasdaq”) impose various requirements on public companies, including requirements with respect to corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

We may need additional capital in the future and it may not be available on acceptable terms, if at all.
We have historically relied on outside financing and cash flow from operations to fund our operations, capital expenditures and expansion. However, we may require additional capital in the future to fund our operations and acquisitions, finance investments in equipment or personnel or respond to competitive pressures. We cannot assure you that additional financing will be available on terms acceptable to us. In addition, the terms of available financing may place limits on our financial and operational flexibility. If we are unable to obtain sufficient capital in the future, we may not be able to continue to meet customer demand for service quality, availability and competitive pricing. We also may be forced to reduce our operations or may not be able to expand or acquire complementary businesses, develop new services or otherwise respond to changing business conditions or competitive pressures.
Prolonged economic uncertainties or downturns could materially harm our business.
Current or future economic downturns could harm our business and results of operations. Negative trends in the general economy both in the United States and abroad, including trends resulting from actual or threatened military action by the United States, terrorist attacks on the United States, Europe or elsewhere, and financial and credit market fluctuations, could cause a decrease in corporate spending on business intelligence software in general and negatively affect the rate of growth of our business.
General worldwide economic conditions have experienced a significant downturn. These conditions make it extremely difficult for our customers and us to accurately forecast and plan future business activities, and they could cause our customers to slow spending on our products and services, which would delay and lengthen sales cycles. Furthermore, during challenging economic times our customers may face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our results would be harmed.
We maintain operating bank accounts at financial institutions in the United States, Sweden and other regions. In particular, a significant amount of our cash balances in the United States and Sweden are in excess of the insurance limits of the United States government’s Federal Deposit Insurance Corporation (“FDIC”) and Swedish government’s Swedish Deposit Insurance Scheme (“Insättningsgarantin”). The FDIC insures deposits in most banks and savings associations located in the United States and protects depositors against the loss of their deposits if an FDIC-insured bank or savings association fails, subject to specified monetary ceilings. Similarly, the Swedish Deposit Insurance Scheme is a state-provided guarantee of deposits in accounts at Swedish banks, subject to specified monetary ceilings. We could incur substantial losses if the underlying financial institutions in these or other regions fail or are otherwise unable to return our deposits.
We have a significant number of customers in the consumer products and services, manufacturing and financial services industries. A substantial downturn in these industries may cause firms to react to worsening conditions by reducing their capital expenditures in general or by specifically reducing their spending on information technology. Customers in these industries may delay or cancel information technology projects or seek to lower their costs by renegotiating vendor contracts. Also, customers with excess information technology resources may choose to develop in-house software solutions rather than obtain those solutions from us. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our products.
We cannot predict the timing, strength or duration of any economic slowdown or recovery, generally or in the consumer products and services, manufacturing and financial services industries. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, financial condition and results of operations could be harmed.
If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.
The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal control over financial reporting and disclosure controls and procedures. Under the SEC’s current rules, beginning with the year ending December 31, 2011, we will be required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our independent registered public accounting firm will also be required to report on our internal control over financial reporting. Our testing and our auditor’s testing may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses and render our internal control over financial reporting ineffective. Due to the extent of our international operations, our financial reporting requires substantial international activities, resources and reporting consolidation. We expect to incur substantial accounting and auditing expense and to expend significant management time in complying with the requirements of Section 404. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to investigations or sanctions by the SEC, the Financial Industry Regulatory Authority, Inc., known as FINRA, or other regulatory authorities. In addition, we could be required to expend significant management time and financial resources to correct any material weaknesses that may be identified or to respond to any regulatory investigations or proceedings.
We have previously identified material weaknesses in our internal control over financial reporting, and if we are unable to achieve and maintain effective internal control over financial reporting, this could have a material adverse effect on our business and common stock price.
We produce our consolidated financial statements in accordance with the requirements of United States generally accepted accounting principles, or GAAP, but our internal accounting controls may not currently meet all standards applicable to companies with publicly traded securities. Effective internal controls are necessary for us to provide reliable financial reports to help mitigate the risk of fraud and to operate successfully as a publicly traded company.

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2009, we identified a material weakness in the design and operation of our internal controls over financial reporting relating to the accounting for expenses in one of our European operating subsidiaries. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. Specifically, we determined that we had insufficient reconciliation and oversight of our accounting for accrued and prepaid expenses in one of our European operating subsidiaries during our financial statement close process which would have resulted in the overstatement of our assets and liabilities in the consolidated balance sheet and an overstatement of operating expenses and understatement of net income. During 2010 we have implemented procedures and controls designed to improve communication and overview of financial reporting by our geographic territories, including the affected operating subsidiary noted above, during our reporting consolidation processes. These procedures and controls include a monthly review of each of our territory’s financial results by financial controllers outside of the respective territory; increased communications, including monthly videoconferences among all regional financial controllers to address any material topics; and a quarterly requirement for all reporting territories to provide detailed commentary and analysis of material balance sheet positions and operating results for internal review purposes. We believe we have remediated this material weakness. In addition, our plans include the expansion of our finance staff in the affected territory with the hiring of a local senior financial executive which is currently in process.
In connection with the preparation of our consolidated financial statements for the year ended December 31, 2008, we identified a material weakness in our formal financial statement closing process. We remediated this material weakness during 2009 by implementing additional controls, including increasing our corporate accounting staff, implementing additional system controls and establishing a formalized closing calendar.
Although we believe we have addressed the internal control deficiencies that led to the material weaknesses, the measures we have taken may not be effective given our global operations and distribution capabilities in over 100 countries, and we may not be able to implement and maintain effective internal control over financial reporting in the future. If we have these or other material weaknesses in the future, it could affect the financial results that we report or create a perception that those financial results do not fairly state our financial condition or results of operations. Either of those events could have an adverse effect on the value of our common stock.
Our results of operations may be adversely affected by changes in or interpretations of accounting standards.
We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting standards. Our accounting policies that recently have been or may be affected by changes in the accounting rules are as follows:
•	software revenue recognition
•	accounting for income taxes
•	accounting for business combinations and related goodwill
•	accounting for stock issued to employees
•	assessing fair value of financial and non-financial assets
•	application, if any, of international financial reporting standards
We continuously review our compliance with all new and existing revenue recognition accounting pronouncements. Depending upon the outcome of these ongoing reviews and the potential issuance of further accounting pronouncements, implementation guidelines and interpretations, we may be required to modify our reported results, revenue recognition policies or business practices which could harm our results of operations.
Our results of operations could be harmed by changes in tax rates or negative tax rulings.
We are subject to taxes in the United States and a variety of foreign jurisdictions. All of these jurisdictions have in the past and may in the future make changes to their corporate income tax rates and other income tax laws which could increase our future income tax provision.
Our future income tax obligations could be affected by earnings that are lower than anticipated in jurisdictions where we have lower statutory rates and by earnings that are higher than anticipated in jurisdictions where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, changes in the amount of unrecognized tax benefits under FASB ASC Topic No. 740, Income Taxes, or by changes in tax laws, regulations, accounting principles or interpretations thereof.
Our determination of our tax liability is subject to review by applicable United States and foreign tax authorities. Any adverse outcome of such a review could harm our operating results and financial condition. The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. Moreover, as a multinational business, we have subsidiaries that engage in many intercompany transactions in a variety of tax jurisdictions where the ultimate tax determination is uncertain.
As a result of these and other factors, the ultimate amount of tax obligations owed may differ from the amounts recorded in our financial statements and any such difference may harm our financial results in future periods in which we change our estimates of our tax obligations or in which the ultimate tax outcome is determined.

Risks Related Ownership of Our Common Stock
An active trading market for our common stock may not develop or be sustained and investors may not be able to resell their shares at or above the price at which they purchased them.
We have a limited history as a public company. An active trading market for our shares may never develop or be sustained. In the absence of an active trading market for our common stock, investors may not be able to sell their common stock at or above the price they paid or at the time that they would like to sell. In addition, an inactive market may impair our ability to raise capital by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration, which, in turn, could harm our business.
If securities or industry analysts do not publish research or reports or publish unfavorable research or reports about our business, our stock price and trading volume could decline.
The trading market for our common stock will be influenced by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us adversely change their recommendation regarding our stock, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, interest in our stock could decrease, which could cause our stock price or trading volume to decline.
The price of our common stock may be volatile and fluctuate substantially.
The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to the following factors (in addition to the other risk factors described in this section):
•	quarterly variations in our results of operations or those of our competitors
•	announcements by us or our competitors of acquisitions, new products, significant contracts or commercial relationships
•	our ability to respond to changing industry standards, technological developments or customer requirements on a timely basis
•	commencement of, or our involvement in, litigation
•	any major change in our board of directors or management
•	recommendations by securities analysts or changes in earnings estimates
•	announcements about our earnings that are not in line with analyst expectations
•	announcements by our competitors of their earnings that are not in line with analyst expectations
•	the volume of shares of our common stock available for public sale
•	sales of stock by us or by our stockholders
•	short sales, hedging and other derivative transactions involving shares of our common stock
•	adoption of new accounting standards affecting the software industry
•	general economic conditions in the United States and abroad and slow or negative growth of related markets
•	general political conditions in the United States and abroad, including terrorist attacks, war or threat of terrorist attacks or war
In addition, the stock market in general, and Nasdaq and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. These broad market and industry factors may materially harm the market price irrespective of our operating performance. As a result of these factors, you might be unable to resell your shares at or above the price you paid. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against the affected company. This type of litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

We currently do not intend to pay dividends on our common stock, and consequently, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates and you sell your shares at a price above your cost.
We currently do not intend to declare or pay dividends on shares of our common stock in the foreseeable future. Consequently, your only opportunity to achieve a return on your investment in our company will be if the market price of our common stock appreciates and you sell your shares at a price above your cost. There is no guarantee that the price of our common stock will ever exceed the price that you pay. Investors seeking cash dividends should not purchase our common stock.
A substantial number of shares of our common stock could be sold into the public market in the near future, which could depress our stock price.
Sales of substantial amounts of our common stock in the public market could reduce the prevailing market prices for our common stock. On July 21, 2010 we completed our initial public offering of 12,880,000 shares of common stock on Nasdaq. Approximately 89% of our total outstanding shares and options immediately prior to the closing of our initial public offering were subject to a lock-up agreement with the underwriters until January 11, 2011, or depending on the timing of our next earnings release, announcement of an earnings release or other material event, up to 18 days thereafter. In addition, substantially all of our total outstanding shares and options immediately prior to our initial public offering were subject to a lock-up agreement with our company until January 11, 2011. When the lock-up agreements expire, substantially all of our outstanding common stock will become eligible for sale as will common stock issuable under vested and exercisable stock options. If our existing stockholders sell a large number of shares of our common stock, or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.
Our management will have broad discretion over the use of our cash reserves, if any, and might not apply this cash in ways that increase the value of your investment.
Our management will have broad discretion to use our cash reserves, if any, and you will be relying on the judgment of our management regarding the application of this cash. They might not apply our cash in ways that increase the value of your investment. We expect to use our cash reserves for general corporate purposes, including working capital, capital expenditures, acquisitions and further development of our services and solutions. We have not allocated this cash for any specific purposes. Our management might not be able to yield any return on the investment and use of this cash. You will not have the opportunity to influence our decisions on how to use our cash reserves.
Concentration of ownership among our existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.
As of August 1, 2010, our executive officers and directors and their affiliates beneficially owned a majority of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors, amendment of our restated certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.
Anti-takeover provisions in our certificate of incorporation and bylaws and in Delaware law could prevent or delay a change in control of our company.
We are a Delaware corporation, and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder even if a change of control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Our restated certificate of incorporation and amended and restated bylaws:
•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt
•	do not provide for cumulative voting in the election of directors which would allow holders of less than a majority of the stock to elect some directors
•
establish a classified board of directors, as a result of which the successors to the directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following their election

•	require that directors only be removed from office for cause
•	provide that vacancies on the board of directors, including newly-created directorships, may be filled only by a majority vote of directors then in office
•	limit who may call special meetings of stockholders
•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders
•	establish advance notice requirements for nominating candidates for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings
Our ability to utilize our net operating losses may be limited if cumulative changes in ownership of our capital stock exceed 50% during certain periods.
If over a rolling three-year period, the cumulative change in our ownership exceeds 50%, our ability to utilize our net operating losses to offset future taxable income may be limited. We have exceeded this 50% cumulative change threshold during 2000 and 2004. We have not yet determined the amount of the cumulative change in our ownership resulting from our initial public offering. The effect of our initial public offering on our cumulative change in ownership may limit or otherwise negatively affect the benefits of engaging in financing and other transactions in the future. Furthermore, it is possible that transactions in our stock that may not be within our control may cause us to exceed the 50% cumulative change threshold and may impose a limitation on the utilization of our net operating losses in the future. In the event the usage of these net operating losses is subject to limitation and we are profitable, our future cash flows could be adversely impacted due to our increased tax liability.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
In the three months ended June 30, 2010, we issued 446,126 shares of unregistered common stock for an aggregate purchase price of $0.7 million upon the exercise of previously granted options. The securities described in this paragraph were issued pursuant to written compensatory plans or arrangements with our employees, directors, and consultants in reliance on the exemptions provided by either Section 4(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act. All securities described in this paragraph are deemed restricted securities for purposes of the Securities Act. The instruments representing such issued securities included appropriate legends setting forth that the securities had not been registered and the applicable restrictions on transfer.
Use of Proceeds
On July 21, 2010, we closed our IPO, in which 12,880,000 shares of common stock were sold at a price to the public of $10.00 per share for an aggregate offering price of $128.8 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-165844), which was declared effective by the SEC on July 15, 2010. The offering commenced as of July 15, 2010 and did not terminate before all of the securities registered in the registration statement were sold. The syndicate of underwriters was led by Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., and J.P. Morgan Securities Inc. as joint book-running managers for the offering, Jefferies & Company, Inc. and Stifel Nicolaus Weisel served as co-managers for the offering. We raised approximately $115.8 million in net proceeds after deducting underwriting discounts and commissions of $7.8 million and other estimated offering costs of $4.0 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board committee service. There has been no material change in the planned use of proceeds from our IPO as described in our registration statement on Form S-1 filed with the SEC in connection with the IPO.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit
Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
The certification attached as Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QLIK TECHNOLOGIES INC.
August 19, 2010	By:	/s/ LARS BJÖRK
Lars Björk
President, Chief Executive Officer, and Director (Principal Executive Officer)

August 19, 2010	By:	/s/ WILLIAM G. SORENSON
William G. Sorenson
Chief Financial Officer, Treasurer, and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
The certification attached as Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.