Form 10-Q
period 2010-09-30
QLIK TECHNOLOGIES INC
filed 2010-11-12
CIK 1305294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer.” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 5, 2010, there were 77,765,279 shares of the registrant’s common stock issued and outstanding.

ii

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
QLIK TECHNOLOGIES INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	September 30,
	2009	2010
Assets
Current assets:
Cash and cash equivalents	$24,852	$156,254
Accounts receivable, net of allowance for doubtful accounts of $1,171 and $1,633, respectively	63,729	48,604
Prepaid expenses and other current assets	3,970	4,177
Deferred income taxes	810	810

Total current assets	93,361	209,845

Property and equipment, net	3,244	4,031
Intangible assets, net	417	447
Goodwill	1,308	2,855
Deferred income taxes	4,207	4,802

Deposits and other noncurrent assets	430	1,472

Total assets	$102,967	$223,452

Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Current portion of long-term debt	$3,022	$—
Line of credit	242	—
Income taxes payable	3,203	4,010
Accounts payable	5,232	4,547
Deferred revenue	35,575	37,474
Accrued payroll and other related costs	18,818	17,009
Accrued expenses	10,015	10,292
Stock warrant liability	2,425	2,295

Total current liabilities	78,532	75,627

Long-term liabilities:
Long-term debt	3,777	—
Deferred income taxes	326	387
Other long-term liabilities	3,322	3,250
Stock warrant liability	2,212	—

Total liabilities	88,169	79,264

Commitments and contingencies
Convertible preferred stock:
Series A convertible preferred stock ($0.0001 par value, 20,320,561 shares authorized; 19,846,279 issued and outstanding at December 31, 2009)	12,082	—
Series AA convertible preferred stock ($0.0001 par value, 26,875,145 shares authorized, issued, and outstanding at December 31, 2009)	11,819	—

Total convertible preferred stock	23,901	—

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, none authorized, issued and outstanding at December 31, 2009; 10,000,000 authorized; none issued and outstanding at September 30, 2010	—	—
Common stock, $0.0001 par value, 78,068,237 shares authorized; 16,629,146 issued and outstanding at December 31, 2009; 300,000,000 shares authorized; 77,218,996 issued and outstanding at September 30, 2010	2	8
Additional paid-in-capital	5,743	152,892
Accumulated deficit	(13,383)	(10,475)
Accumulated other comprehensive income (loss)	(1,465)	1,763

Total stockholders’ equity (deficit)	(9,103)	144,188

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$102,967	$223,452

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QLIK TECHNOLOGIES INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Revenue:
License revenue	$21,388	$30,139	$56,192	$88,905
Maintenance revenue	11,164	14,972	28,611	41,560
Professional services revenue	3,754	5,157	10,752	14,698

Total revenue	36,306	50,268	95,555	145,163

Cost of revenue:
License revenue	590	711	1,791	2,568
Maintenance revenue	402	965	1,233	2,673
Professional services revenue	2,732	4,458	8,138	10,924

Total cost of revenue	3,724	6,134	11,162	16,165

Gross profit	32,582	44,134	84,393	128,998

Operating expenses:
Sales and marketing	23,147	28,546	65,923	81,710
Research and development	1,962	3,137	6,337	8,781
General and administrative	5,734	9,289	19,483	27,495

Total operating expenses	30,843	40,972	91,743	117,986

Income (loss) from operations	1,739	3,162	(7,350)	11,012

Other income (expense), net:
Interest expense, net	(301)	(137)	(682)	(580)
Change in fair value of warrants	(986)	—	(1,276)	(1,962)
Foreign exchange loss and other income (expense), net	(2,422)	(3,270)	(1,952)	(3,967)

Total other income (expense), net	(3,709)	(3,407)	(3,910)	(6,509)

Income (loss) before benefit (provision) for income taxes	(1,970)	(245)	(11,260)	4,503
Benefit (provision) for income taxes	486	(266)	2,779	(1,595)

Net income (loss)	$(1,484)	$(511)	$(8,481)	$2,908

Net income (loss) per common share:
Basic	$(0.09)	$(0.01)	$(0.52)	$0.01
Diluted	$(0.09)	$(0.01)	$(0.52)	$0.01

Weighted average number of common shares:
Basic	16,390,140	68,074,996	16,168,440	34,235,347
Diluted	16,390,140	68,074,996	16,168,440	41,446,016
The accompanying notes are an integral part of these unaudited consolidated financial statements.

QLIK TECHNOLOGIES INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except for per share data)

	Convertible Preferred Stock				Stockholders’ Equity (Deficit)
									Accumulated Other
							Additional Paid-		Comprehensive
	Series A Preferred		Series AA Preferred		Common		in-	Accumulated	Income
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Total
Balance at December 31, 2009	19,846,279	$12,082	26,875,145	$11,819	16,629,146	$2	$5,743	$(13,383)	$(1,465)	$(9,103)

Proceeds from public offering, net of underwriters’ discount	—	—	—	—	12,880,000	1	119,783	—	—	119,784
Offering costs	—	—	—	—	—	—	(4,684)	—	—	(4,684)
Conversion of preferred stock to common stock	(19,846,279)	(12,082)	(26,875,145)	(11,819)	46,721,424	5	23,897	—	—	23,902
Warrant liability reclass	—	—	—	—	—	—	4,174	—	—	4,174
Exercise of stock options	—	—	—	—	868,426	—	1,030	—	—	1,030
Stock compensation expense	—	—	—	—	—	—	1,917	—	—	1,917
Excess tax benefit from stock-based compensation	—	—	—	—	—	—	329	—	—	329
Payments for stock options	—	—	—	—	—	—	81	—	—	81
Shares issued for acquisition	—	—	—	—	120,000	—	622	—	—	622
Net income	—	—	—	—	—	—	—	2,908	—	2,908
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	3,228	3,228
Comprehensive income	—	—	—	—	—	—	—	—	—	6,136

Balance at September 30, 2010	—	$—	—	$—	77,218,996	$8	$152,892	$(10,475)	$1,763	$144,188

The accompanying notes are an integral part of these unaudited consolidated financial statements

QLIK TECHNOLOGIES INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2009	2010
Cash flows from operating activities
Net income (loss)	$(8,481)	$2,908
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash interest expense, including amortization of debt discount	387	122
Depreciation and amortization	762	1,203
Stock-based compensation expense	1,094	1,917
Deferred income taxes	—	(595)
Excess tax benefit from stock-based compensation	—	(329)
Provision for bad debts	706	518
Change in fair value of warrants	1,276	1,962
Unrealized foreign currency loss, net	1,555	2,809
Changes in assets and liabilities:
Accounts receivable	3,625	14,217
Prepaid expenses and other assets	(6,212)	(207)
Other noncurrent assets	(34)	(996)
Accounts payable	471	(756)
Deferred revenue	3,236	1,933
Accrued expenses and other liabilities	4,093	(1,536)

Net cash provided by operating activities	2,478	23,170

Cash flows from investing activities
Acquisition, net of cash acquired	—	193
Purchase of property and equipment	(1,121)	(1,805)

Net cash used in investing activities	(1,121)	(1,612)

Cash flows from financing activities
Proceeds from public offering, net of underwriters’ discount	—	119,784
Payments for deferred offering costs	—	(4,684)
Borrowings (payments) on line of credit, net	486	(237)
Payments on long-term debt	(1,738)	(7,384)
Excess tax benefit on stock-based compensation	—	329
Proceeds from issuance (repurchase) of stock options	(397)	81
Proceeds from exercise of common stock options	378	1,030

Net cash provided by (used in) financing activities	(1,271)	108,919
Effect of exchange rates on cash	946	925

Net increase in cash and cash equivalents	1,032	131,402
Cash and cash equivalents, beginning of period	14,800	24,852

Cash and cash equivalents, end of period	$15,832	$156,254

Supplemental cash flow information:
Cash paid during the period for interest	$312	$407

Cash paid during the period for income taxes	$263	$1,046

Non-cash investing activities:
Common stock issued for acquisition of business	$—	$622

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QLIK TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(1) Description of Business
QlikTech International AB (QlikTech Sweden) was founded in Sweden in 1993. From 1993 until 1999, QlikTech Sweden’s activities were focused on software research and development that resulted in the core technology for “QlikView”, software for business intelligence and data analysis. From 1999 until 2004, QlikTech Sweden focused on the commercialization of this technology primarily in the Nordic market and limited regions of Europe. In 2004, Qlik Technologies Inc. (We, QlikTech, or the Company) was incorporated in Delaware, acquired all of the outstanding securities of QlikTech Sweden and began to broaden these marketing and sales activities in the United States and to continue this expansion in Europe. Through its wholly owned subsidiaries, the Company sells software solutions that deliver fast, powerful, and affordable data analysis and reporting solutions. QlikView is built upon techniques which offer greater flexibility for the user than traditional business intelligence software.
(2) Basis of Presentation
Basis of Presentation and Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated.
Foreign Currency Translation
The financial statements of the Company’s foreign operations are measured using the local currency as the functional currency. The local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date and the local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the reporting periods. Foreign currency transaction gains (losses) have been reflected as a component of the Company’s results of operations and foreign currency translation gains (losses) have been included as a component of accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included as a component of other income (expense), net.
Interim Financial Statements
The accompanying interim unaudited consolidated financial statements and related disclosures are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) on the same basis as the audited consolidated financial statements for the year ended December 31, 2009 included in the Company’s Registration Statement on Form S-1, as amended (File No. 333-165844), which was declared effective by the Securities and Exchange Commission (SEC) on July 15, 2010 and, in the opinion of management, include all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position, results of its operations, and cash flows for the three and nine months ended September 30, 2009 and 2010. The Company’s initial public offering of common stock (IPO) was completed on July 21, 2010. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other future periods. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted under the SEC’s rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2009. The consolidated balance sheet as of December 31, 2009 was derived from our audited consolidated financial statements at that date and does not include all of the information and disclosures required by GAAP for the complete financial statements.
Renaming of Common Stock
On June 29, 2010, the Company effected the renaming of its Series A common stock as common stock. All common shares and per common share information referenced throughout these unaudited consolidated financial statements have been retroactively adjusted to reflect such renaming.

Initial Public Offering
In July 2010, the Company completed its IPO of 12,880,000 shares of common stock at an offering price of $10.00 per share, resulting in net proceeds to the Company of approximately $115.1 million, after deducting underwriting discounts and offering costs. Offering costs of $4.7 million have been recorded as a reduction of the proceeds received in connection with the IPO in July 2010. In connection with the IPO, the Company’s then outstanding shares of convertible preferred stock were automatically converted into an aggregate of 46,721,424 shares of common stock, and all then outstanding warrants to purchase convertible preferred stock were converted into warrants to purchase an aggregate of 474,282 shares of common stock.
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2009 included in the Company’s Registration Statement on Form S-1, as amended (File No. 333-165844), which was declared effective by the SEC in July 2010. Since the date of those financial statements, there have been no material changes to the Company’s significant accounting policies.
Comprehensive Income (Loss)
The Company classifies items of other comprehensive income (loss) separately within stockholders’ equity (deficit). For the three and nine months ended September 30, 2009 and 2010, comprehensive income (loss) was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Net income (loss)	$(1,484)	$(511)	$(8,481)	$2,908
Foreign currency translation gain	1,110	3,868	657	3,228

Comprehensive income (loss)	$(374)	$3,357	$(7,824)	$6,136

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
On an ongoing basis, the Company evaluates its estimates, including those related to the accounts receivable allowance, useful lives of long-lived assets, the recoverability of goodwill and other intangible assets, the value of common stock through completion of the IPO, and assumptions used for the purpose of determining stock-based compensation, the value of common and preferred stock warrants through completion of the IPO, and income taxes, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying value of assets and liabilities as well as reported revenue and expenses during the periods presented.
Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, accounts receivable, other current assets, and accounts payable approximate fair value, due to their short-term nature. The carrying value of the warrant liability is the fair value of the liability (See Note 5 to these unaudited consolidated financial statements).
Stock-Based Compensation
The Company recognizes the cost of stock-based compensation based on the fair value of those awards at the date of grant over the requisite service period. The Company uses the Black-Scholes-Merton (Black-Scholes) option pricing model to determine the fair value of stock-based compensation awards. Stock-based compensation plans, related expenses and assumptions used in the Black-Scholes option pricing model are more fully described in Note 9 to these unaudited consolidated financial statements. The estimated fair value of stock-based compensation awards on the date of grant is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense is recorded within cost of revenue, sales and marketing, research and development, and general and administrative expenses.

The following table sets forth the total stock-based compensation expense included in the unaudited consolidated statements of operations for the three and nine months ended September 30, 2009 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Cost of revenue	$21	$47	$59	$99
Sales and marketing	183	424	536	992
Research and development	23	21	54	63
General and administrative	121	376	445	763

	$348	$868	$1,094	$1,917

Net Income (Loss) Attributable to Common Shares
The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010

Basic net income (loss) per common share calculation:
Net income (loss)	$(1,484)	$(511)	$(8,481)	$2,908
Less: Undistributed earnings allocated to participating securities	—	—	—	(2,644)

Net income (loss) attributable to common shares	(1,484)	(511)	(8,481)	264
Weighted average common shares outstanding	16,390,140	68,074,996	16,168,440	34,235,347

Basic net income (loss) per share	$(0.09)	$(0.01)	$(0.52)	$0.01

Diluted net income (loss) per common share calculation:
Net income (loss)	$(1,484)	$(511)	$(8,481)	$2,908
Less: Undistributed earnings allocated to participating securities	—	—	—	(2,644)

Net income (loss) attributable to common shares - diluted	(1,484)	(511)	(8,481)	264
Weighted average shares used to compute basic net income (loss) per share	16,390,140	68,074,996	16,168,440	34,235,347
Effect of potentially dilutive securities:
Employee stock options	—	—	—	7,210,669
Warrants	—	—	—	—
Restricted stock units	—	—	—	—

Weighted average shares used to compute diluted net income (loss) per share	16,390,140	68,074,996	16,168,440	41,446,016

Diluted net income (loss) per share	$(0.09)	$(0.01)	$(0.52)	$0.01

Diluted net income (loss) per share for the periods presented does not reflect the following potential common shares as the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010

Stock options, restricted stock units, and warrants	12,585,584	13,247,956	12,585,584	1,525,432

Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (FASB) clarified the accounting guidance for sales of tangible products containing both software and hardware elements and issued new guidance that amends the criteria for evaluating the individual items in a multiple deliverable revenue arrangement and how to allocate the consideration received to the individual items. The guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company has evaluated the potential impact of the revised guidance on the Company’s financial position and results of operations and has concluded that the guidance will not have a material impact on its consolidated financial statements.

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than on a net basis). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted the updated guidance in the first quarter of 2010, and the impact on the consolidated financial statements was not material.
(3) Acquisitions
On January 22, 2010, the Company completed its acquisition of Syllogic Corporation (Syllogic) for total consideration of $1.1 million. The purchase price consisted of 120,000 shares of common stock valued at $0.6 million and contingent cash consideration of $0.5 million, which is estimated to be paid out over a four year period. The total maximum contingent cash consideration that could be paid pursuant to the agreement is $0.8 million.
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
Purchase Price Allocation
Under the acquisition method of accounting, the total estimated purchase price was allocated to Syllogic’s net tangible liabilities and intangible assets based on their estimated fair values as of January 22, 2010. The excess of the purchase price over the net tangible liabilities and identifiable intangible assets was recorded as goodwill. The preliminary allocation of the purchase price as shown in the table below was based upon management’s preliminary valuation, which was based on estimates and assumptions that are subject to change. The preliminary estimated purchase price is allocated as follows:

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

(4) Goodwill and Other Intangible Assets
The following table provides information regarding the Company’s intangible assets subject to amortization:

	December 31, 2009			September 30, 2010
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount

Purchased technology	$189	$(114)	$75	$202	$(152)	$50
Customer relationships and other identified intangible assets	571	(229)	342	744	(347)	397

Total	$760	$(343)	$417	$946	$(499)	$447

Amortization of intangible assets was de minimis and $0.1 million for the three months ended September 30, 2009 and 2010, respectively. Amortization of intangible assets amounted to $0.1 million and $0.2 million for the nine months ended September 30, 2009 and 2010, respectively. The estimated aggregate amortization expense for each of the succeeding years is as follows: de minimis for the remainder of 2010; $0.2 million in 2011; and $0.2 million in 2012.
The change in goodwill in the consolidated balance sheet during 2010 was due to the acquisition of Syllogic and foreign currency translation. The Company evaluates the useful lives of these assets quarterly and test for impairments whenever events or changes in circumstances occur that could impact the recoverability of these assets.
(5) Fair Value Measurements
The Company evaluates assets and liabilities subject to fair value measurements on a recurring and nonrecurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company. The following table sets forth the Company’s assets and liabilities that were measured at fair value as of December 31, 2009 and September 30, 2010, by level within the fair value hierarchy:

	Amounts at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
As of December 31, 2009
Assets
Cash and cash equivalents	$24,852	$24,852	$—	$—
Liabilities
Stock warrant liability	$4,637	$—	$—	$4,637
As of September 30, 2010
Assets
Cash and cash equivalents	$156,254	$156,254	$—	$—
Liabilities
Stock warrant liability	$2,295	$—	$—	$2,295
The fair value of the stock warrant liability is based on Level 3 inputs. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. The Company estimated the fair value of the warrant to purchase 93,981 shares of the Company’s common stock at a purchase price of $1.65 per share held by PC Business Intelligence, S.L. (PCB Warrant) by utilizing a fair value methodology which incorporates both the Black Scholes pricing model, as well as the probability of an IPO occurring by February 1, 2010, estimates of the level of Gross Sales (as defined in the purchase agreement related to the PCB Warrant) of a subsidiary of the Company for 2009, and an estimated discount rate. The Company estimated the fair value of its preferred stock warrant liability by utilizing a Black Scholes based option pricing model, which considered the estimated fair value of these preferred stock warrants in both an IPO scenario (IPO scenario), in which the warrants have attributes of common stock warrants, and a merger and acquisition scenario (M&A scenario), in which the warrants have attributes of preferred stock warrants. In the IPO scenario, the inputs in the Black Scholes model included an expected term equal to the remaining contractual life of the warrant, a risk free rate commensurate with the remaining term of the warrant, volatility of comparable companies for a period consistent with the expected term, and a dividend yield of 0% as the Company has never paid dividends. In the M&A scenario, the Company’s Black Scholes model included an expected term commensurate with the estimated timing of a liquidity event, a risk free rate commensurate with the expected term, volatility of comparable companies for a period consistent with the expected term, and a dividend yield of 0%. The estimates of the fair value of preferred stock warrants require a significant amount of judgment. In connection with the Company’s IPO, all then outstanding shares of convertible preferred stock were automatically converted into shares of common stock. As a result of this conversion, the then outstanding warrants to purchase convertible preferred stock were converted into warrants to purchase 474,282 shares of common stock which are no longer considered to be contingently redeemable. Accordingly, these warrants were reclassified to additional paid-in capital in July 2010 in connection with the Company’s IPO.

The reconciliation of the stock warrant liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

Warrant
Liability

Balance at January 1, 2010	$4,637
Impact of foreign currency translation	(130)
Change in fair value of warrant liability.	1,962
Reclass of warrant liability to additional paid-in capital	(4,174)

Balance at September 30, 2010	$2,295

As reported in balance sheet:
Current	$2,295
(6) Long-Term Debt
As of December 31, 2009, the Company owed $6.9 million on a note payable held by Stiftelsen Industrifonden, which is one of the Company’s stockholders, of which $3.0 million was classified as current portion of long-term debt and $3.8 million classified as long-term debt. In addition, there was $0.1 million of unaccreted discount.
On July 27, 2010, the Company paid in full the outstanding principal, accrued interest, and a prepayment fee on the note payable held by Stiftelsen Industrifonden with the proceeds from its IPO. The note payable to Stiftelsen Industrifonden had an outstanding principal balance of 38.6 million Swedish kronor (approximately $5.3 million based on an exchange rate of approximately 0.14). In addition, the accrued interest and prepayment penalty amounted to 0.5 million Swedish kronor (approximately $0.1 million based on an exchange rate of approximately 0.14). Borrowings under the note payable were collateralized by shares of the Company’s wholly owned Swedish subsidiary.
(7) Benefit (Provision) for Income Taxes
The benefit for income taxes for the three and nine months ended September 30, 2009 and the provision for income taxes for the three and nine months ended September 30, 2010 include amounts recorded for federal, state, and foreign income taxes. The effective tax rates for the three and nine months ended September 30, 2009 and 2010 reflect the Company’s estimated annual tax rate on reported income (loss) before income tax plus tax benefits attributable to the release of a valuation allowance and the recognition of an adjustment attributable to the filing of the prior year U.S. income tax returns. The Company operates in an international environment with significant operations in various locations outside of the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s income (losses) and the applicable tax rate in the various locations where the Company operates.
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
The Company’s revenues were generated in the following geographic regions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010

Americas	$11,426	$15,683	$27,968	$44,205
Europe	22,642	30,689	60,876	89,850
Rest of world	2,238	3,896	6,711	11,108

Consolidated total	$36,306	$50,268	$95,555	$145,163

(9) Stock-based Compensation
The following provides a summary of the stock option activity for the Company as of the noted dates:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
	Number of Shares	Exercise Price	Term (Years)

Outstanding as of December 31, 2009	12,341,473	$1.51	6.83

Granted	1,539,150	7.66	—
Exercised	(869,141)	1.19	—
Forfeited	(276,246)	1.57	—

Outstanding as of September 30, 2010	12,735,236	$2.28	6.55

Exercisable at September 30, 2010	7,680,683	$1.28	5.56

Vested and expected to vest at September 30, 2010	12,153,855	$2.21	6.47
The Company’s 2010 Equity Incentive Plan (2010 Plan) took effect on the effective date of the registration statement for the Company’s IPO. The Company has reserved 3,300,000 shares of its common stock for issuance under the 2010 Plan. The number of shares reserved for issuance under the 2010 Plan will be increased automatically on January 1st of each year, starting with 2011, by a number equal to the smallest of 3,300,000 shares; 3.75% of the shares of common stock outstanding at that time; or the number shares determined by the Company’s board of directors. As of September 30, 2010, there were 2,973,850 shares available for grant under the 2010 Plan.
For the nine months ended September 30, 2009 and 2010, the Company issued options exercisable for 1,605,202 and 1,539,150 shares of common stock, respectively, to employees and non-employee directors. The grant date weighted average fair value per option for the nine months ended September 30, 2009 and 2010 was $0.76 and $3.80, respectively.
In July 2010, in connection with the Company’s IPO, pursuant to the Company’s director compensation program, the Company granted restricted stock unit awards for an aggregate of 37,500 shares of common stock to its non-employee directors having an aggregate value of $0.4 million based on the Company’s IPO price of $10.00 per share. A restricted stock unit is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. Vesting may be based on length of service, the attainment of performance-based milestones, or a combination of both. These restricted stock unit awards vest in full on the earliest of, the anniversary of the Company’s IPO, the death of the recipient, or a change of control of the Company.
Proceeds from the exercise of options exercised were $0.4 million and $1.0 million for the nine months ended September 30, 2009 and 2010, respectively. The total intrinsic value of the options exercised during the nine month ended September 30, 2009 and 2010 was $0.5 million and $5.7 million, respectively. The Company recognized an excess tax benefit on such exercises for the nine months ended September 30, 2010 of $0.3 million.
The aggregate intrinsic value of options outstanding as of September 30, 2010 was $251.8 million. The aggregate intrinsic value of options fully vested as of September 30, 2010 was $159.5 million.
The assumptions used in the Black-Scholes option pricing model are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010

Expected dividend yield	—	0.0%	0.0%	0.0%
Risk-free interest rate	—	1.3% - 2.0%	1.5% - 2.3%	1.3% - 2.7%
Expected volatility	—	48.8%	44.7% - 62.4%	48.7% - 50.2%
Expected life (Swedish grants, in years)	—	4	4	4
Expected life (all other grants, in years)	—	6.25	6.25	6.25
Estimated fair value of common stock (per share)	$—	$14.06	$1.65	$5.18 - 14.06
For the three months ended September 30, 2009 and 2010, the Company recorded stock-based compensation expenses of $0.3 million and $0.9 million, respectively. For the nine months ended September 30, 2009 and 2010, the Company recorded stock-based compensation expenses of $1.1 million and $1.9 million, respectively.

As of September 30, 2010, there was $8.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested employee and non-employee director stock options. As of September 30, 2010, there was $0.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to the non-employee directors restricted stock unit awards granted in connection with the Company’s IPO which have not vested or settled.
(10) Subsequent Events
In March 2006, the Company issued a warrant to purchase 260,082 shares of the Company’s common stock at $0.63 per share which contained a net exercise provision. On November 2, 2010, the holder exercised the warrant in full on a net exercise basis and received 253,605 shares of the Company's common stock.
On November 4, 2010, the holder of the PCB Warrant exercised the warrant in full to purchase 93,891 shares of the Company’s common stock at $1.65 per share. The Company received proceeds of $0.2 million upon completion of the transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2009 included in our final prospectus dated July 15, 2010 and filed with the Securities and Exchange Commission, or SEC. This Quarterly Report on Form 10-Q contains forward-looking statements including, but not limited to, statements regarding the value and effectiveness of our products, the introduction of product enhancements or additional products and our growth, expansion and market leadership, that involve risks, uncertainties, assumptions, and other factors which, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements containing the words “prediction,” “plan,” “expects,” “anticipates,” “believes,” “goal,” “target,” “estimate,” “potential,” “may,” “will”, “might,” “could,” and similar words. We intend all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected in such statements due to various factors, including but not limited to: risk and uncertainties inherent in our business; our ability to attract new customers and retain existing customers; our ability to effectively sell, service and support our products; our ability to manage our international operations; our ability to compete effectively; our ability to develop and introduce new products and add-ons or enhancements to existing products; our ability to continue to promote and maintain our brand in a cost-effective manner; our ability to manage growth; our ability to attract and retain key personnel; the scope and validity of intellectual property rights applicable to our products; adverse economic conditions in general and adverse economic conditions specifically affecting the markets in which we operate; and other risks discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this Report. Past performance is not necessarily indicative of future results. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
Introduction
Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided to help provide an understanding of our financial condition and results of operations. This item of our Quarterly Report on Form 10-Q is organized as follows:
•
Overview and Financial Operations Overview. This section provides a general description of our business, the financial metrics that we use in assessing our performance, and anticipated trends that we expect to affect our financial condition and results of operations.

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

•	Consolidated Results of Operations. This section provides an analysis of our results or operations for the three and nine months ended September 30, 2009 and 2010.

•
Liquidity and Capital Resources. This section provides an analysis of our cash flows for the nine months ended September 30, 2010, a discussion of our capital requirements, and the resources available to us to meet those requirements.

Overview
We have pioneered a powerful, easy-to-use business intelligence solution that enables our customers to make better and faster business decisions. Our software platform, QlikView, combines enterprise-class analytics and search functionality with the simplicity and ease-of-use found in office productivity software tools for a broad set of business users. QlikView is powered by our in-memory associative search technology, which has utilized rapid advances in computing power to yield significant improvement in flexibility and performance at a lower cost than traditional business intelligence solutions. We have grown our customer base from over 2,000 active customers in 2005 to approximately 16,000 active customers as of September 30, 2010 and increased our revenue at a 55% compound annual growth rate during the same period. We added an average of 404 new customers per month during fiscal year 2009. Our solution addresses the needs of a diverse range of customers from middle market customers to large enterprises such as Campbell Soup Company, Colonial Life, The Dannon Company, Inc., Heidelberger Druckmaschinen AG, Kraft Foods, ING, Lifetime Brands, National Health Service (NHS), Qualcomm, Symantec, and Volvo Car UK Limited. We have customers in over 100 countries, and approximately 75% of our revenue for the three and nine months ended September 30, 2010, respectively, was derived internationally.

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
We license QlikView under perpetual licenses which include one year of maintenance as part of the initial purchase price of the product. Our customers can renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. For the fiscal year ended December 31, 2009, our total revenue was comprised of 64% license revenue, 26% maintenance revenue, and 10% professional services revenue. For the three months ended September 30, 2009, our total revenue was comprised of 59% license revenue, 31% maintenance revenue, and 10% professional services revenue. For the three months ended September 30, 2010, our revenue was comprised of 60% license revenue, 30% maintenance revenue, and 10% professional services revenue. For the nine months ended September 30, 2009, our revenue was comprised of 59% license revenue, 30% maintenance revenue, and 11% professional services revenue. For the nine months ended September 30, 2010, our revenue was comprised of 61% license revenue, 29% maintenance revenue, and 10% professional services revenue. We have a diversified distribution model that consists of a direct sales force and a partner network of resellers, OEM relationships and systems integrators which accounted for approximately 50% of our total license revenue and first years’ maintenance billings during fiscal year 2009 and for the three and nine months ended September 30, 2010. Additionally, our online QlikCommunity provides us with a loyal and growing network of users who promote our software, provide support for other users and contribute valuable insights and feedback for our product development efforts.
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
In July 2010, we completed our IPO of 12,880,000 shares of common stock at an offering price of $10.00 per share, resulting in net proceeds to the Company of approximately $115.1 million, after deducting underwriting discounts and offering costs. Offering costs of $4.7 million have been recorded as a reduction of the proceeds received in connection with the IPO in July 2010. In July 2010, in connection with our IPO, our then outstanding shares of convertible preferred stock were automatically converted into an aggregate of 46,721,424 shares of common stock, and all outstanding warrants to purchase convertible preferred stock were converted into warrants to purchase an aggregate of 474,282 shares of common stock.

Financial Operations Overview
  Revenues
Our revenue is comprised of license, maintenance and professional services revenue. We license our software under perpetual licenses which include one year of maintenance as part of the initial purchase price of the product. License revenue reflects the revenue recognized from sales of licenses to new customers and additional licenses to existing customers. Historically, the majority of our license revenues have come from new customers. However, going forward we seek to increase the contribution from existing customers based upon our “land and expand” sales strategy. Customers can renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. Current customers with maintenance agreements are entitled to receive unspecified upgrades and enhancements when and if they become available. We have experienced growth in maintenance revenue primarily due to increased license sales and growth in our customer base and high retention of those customers. In 2009, our annual maintenance renewal rate was greater than 85%. Professional services revenue is comprised of training, installation and other consulting revenues. Given the ease of implementation of our product, professional service revenues have averaged 12% of total revenues during the last three fiscal years. For the three months ended September 30, 2009 and 2010, professional services revenue was approximately 10% of total revenue. For the nine months ended September 30, 2009 and 2010, professional services revenue was approximately 11% and 10% of total revenue. We do not expect that proportion to change significantly during the near term. Prior to 2009, we generated the majority of sales through our direct sales channel rather than through our partner network. However, the contribution from our partner network continues to grow, and we anticipate that over time revenues from partners will be more than 50% of total revenues. Given the size of the United States market and our limited penetration there, we expect that the United States will represent our largest growth opportunity during the near term and will likely be an important contributor to future revenue growth. Due to the global diversity of our customer base, our results are impacted by movements in the currencies of the major territories in which we operate. The primary currencies impacting results are the United States dollar (our functional currency), the Swedish kronor, the euro, and the British pound. Inflation and changing prices had no material effect on our sales, revenue or operating income from continuing operations during the three and nine months ended September 30, 2009 and 2010.
  Cost of Revenue
Cost of revenue primarily consists of personnel costs, fees paid to subcontractors providing technical support services, referral fees paid to third parties in connection with software license sales and other discrete professional services. Personnel costs include salaries, employee benefit and social costs, bonuses, stock-based compensation, and direct overhead.
  Operating Expenses
We classify our operating expenses into three categories: sales and marketing, research and development, and general and administrative. Our operating expenses primarily consist of personnel costs, sales commissions, marketing program costs, legal, accounting, consulting and other professional service costs, and depreciation and amortization. Personnel costs include salaries, employee benefit and social costs, bonuses, stock-based compensation, and direct overhead. Historically, we have focused on the continued growth of our license revenues, and as a result, sales and marketing has represented the largest amount of total expenses both in absolute dollar terms and as a percentage of total revenues. Going forward, we expect to drive greater efficiencies from this cost base and consequently expect that sales and marketing as a percentage of revenues will decline in the long term. Conversely, we project that research and development expenses will remain constant or grow as a percentage of total revenues as we continue to invest in future product enhancements and new products.
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
General and Administrative. General and administrative expenses primarily consist of personnel costs for our executive, finance, legal, human resources, and administrative personnel, as well as the cost of facilities attributable to general and administrative operations, depreciation and amortization, legal, accounting, and other professional service fees and other corporate expenses. We incurred additional costs in 2009 and the three and nine months ended September 30, 2010, and expect to continue to incur higher costs, associated with being a public company, including higher legal, corporate insurance and accounting expenses and the additional costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act and related regulations. We also expect that general and administrative expenses will continue to increase in absolute dollars because of our efforts to expand our international operations, but we believe over time general and administrative costs will decline as a percentage of revenues as we expect to derive greater efficiencies from our corporate infrastructure.

  Other Income (Expense), net
Other income (expense), net primarily consists of net interest, change in the fair value of warrants, foreign exchange gains (losses), and other income or expense. Net interest represents interest income received on our cash and cash equivalents and interest expense associated with previously outstanding debt. We expect interest income to increase in periods subsequent to the quarter ended June 30, 2010 due to the proceeds from our IPO which was completed in July 2010. We expect interest expense to decrease in periods subsequent to the quarter ended June 30, 2010 due to the repayment of our outstanding long-term debt on July 27, 2010. Change in the fair value of warrants consists of charges recorded to mark our company’s outstanding preferred and common stock warrants to fair value at each reporting date. In connection with our IPO, our preferred stock warrants were reclassified to additional paid-in capital, and they are no longer required to be classified as a liability and adjusted to their fair market value each period. Foreign exchange gains (losses) relate to the re-measurement of certain transactions, primarily our outstanding note payable with one of our stockholders, which was paid in full in July 2010, and intercompany transactions denominated in currencies other than our functional currency, the United States dollar. As a result of our business activities in foreign countries, we expect that foreign exchange gains (losses) will continue to occur due to fluctuations in exchange rates in the countries where we do business.
  Benefit (Provision) for Income Taxes
Benefit (provision) for income tax primarily consists of corporate income taxes related to profits resulting from the sale of our software platform by our United States and international subsidiaries.
  Impact of Foreign Currency Translation
Approximately 71% and 70% of our operating revenues for the nine months ended September 30, 2009 and 2010 were earned in foreign denominated currencies, including the Swedish kronor, euro and British pound. We expect that our exposure to foreign currency exchange risk will increase to the extent we are able to continue to expand our business internationally. For purposes of our consolidated financial statements, local currency assets and liabilities are translated at the rate of exchange to the United States dollar on the balance sheet date and local currency revenues and expenses are translated at average rates of exchange to the United States dollar during the reporting period. Foreign currency transaction gains (losses) have been reflected as a component of our results from operations and foreign currency translation gains (losses) have been included as a component of accumulated other comprehensive income (loss).
Our operating results for the nine months ended September 30, 2010 were negatively impacted by the general strengthening of the United States dollar relative to the Swedish kronor, euro and British pound.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. The critical accounting policies and estimates should be read in conjunction with the unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations in connection with our IPO included in our final registration statement on Form S-1 filed with the Securities and Exchange Commission (SEC). We believe that these accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. There were no material changes to our critical accounting policies and use of estimates previously disclosed in our final registration statement on Form S-1 filed with the SEC in connection with our IPO.

Consolidated Results of Operations
The following table sets forth our operating results for the periods indicated as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
	(unaudited)

Revenue:
License revenue	59.0%	59.9%	58.8%	61.3%
Maintenance revenue	30.7	29.8	29.9	28.6
Professional services revenue	10.3	10.3	11.3	10.1

Total revenues	100.0	100.0	100.0	100.0

Cost of revenue:
License revenue	1.6	1.4	1.9	1.8
Maintenance revenue	1.1	1.9	1.3	1.8
Professional services revenue	7.5	8.9	8.5	7.5

Total cost of revenue	10.2	12.2	11.7	11.1

Gross profit	89.8	87.8	88.3	88.9

Operating expenses:
Sales and marketing	63.8	56.8	69.0	56.3
Research and development	5.4	6.2	6.6	6.1
General and administrative	15.8	18.5	20.4	18.9

Total operating expenses	85.0	81.5	96.0	81.3

Income (loss) from operations	4.8	6.3	(7.7)	7.6
Other income (expense), net	(10.2)	(6.8)	(4.1)	(4.5)

Income (loss) before benefit (provision) for income taxes	(5.4)	(0.5)	(11.8)	3.1
Benefit (provision) for income taxes	1.3	(0.5)	2.9	(1.1)

Net income (loss)	(4.1)%	(1.0)%	(8.9)%	2.0%

Comparison of Three Months Ended September 30, 2009 and 2010
    Revenue
    The following table sets forth revenue by source:

	Three Months Ended
	September 30,
	2009		2010
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Change
	(unaudited)
	(dollars in thousands)

Revenue:
License revenue	$21,388	59.0%	$30,139	59.9%	$8,751	40.9%
Maintenance revenue	11,164	30.7%	14,972	29.8%	3,808	34.1%
Professional services revenue	3,754	10.3%	5,157	10.3%	1,403	37.4%

Total revenue	$36,306	100.0%	$50,268	100.0%	$13,962	38.5%

Revenue was $50.3 million for the three months ended September 30, 2010 compared to $36.3 million for the three months ended September 30, 2009, an increase of $14.0 million, or 38.5%. License revenue grew by approximately $8.8 million, or 40.9%. All territories reported strong revenue growth, particularly the Americas, German, and United Kingdom regions, which grew by 37%, 42%, and 75%, respectively, and collectively contributed an incremental $9.1 million in total revenue. There was no material change in the pricing for our product during the three month periods. Revenue growth was achieved primarily due to volume growth as more customers acquired our product for the first time, along with additional license purchases by our existing customers. Amounts invoiced to existing customers represented a larger share of total billings, approximately 68% resulting from our “land and expand” sales strategy. In addition, we experienced greater productivity from our sales representatives, with revenue per representative growing by 28%. We believe that an improving global economic outlook during the three months ended September 30, 2010 also contributed to higher revenues as customer demand and their willingness to invest in information technology continued to grow compared to the same period last year. Maintenance revenues grew by approximately 34.1% driven by annual maintenance renewal rates of greater than 85%. Professional service revenue grew by 37.4% in the three months ended September 30, 2010 compared to the three months ended September 30, 2009 due to growth in consulting and training revenue, resulting from an increase in our customer base. Although we expect revenue growth to continue, the revenue growth in the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 may not be indicative of our future revenue growth.
    Cost of Revenue and Gross Profit
The following table sets forth cost of revenue and gross profit for each revenue source:

	Three Months Ended
	September 30,
	2009		2010
		Percentage		Percentage
		of Related		of Related
	Amount	Revenue	Amount	Revenue	Change
	(unaudited)
	(dollars in thousands)

Cost of Revenue:
Cost of license revenue	$590	2.8%	$711	2.4%	$121	20.5%
Cost of maintenance revenue	402	3.6%	965	6.4%	563	140.0%
Cost of professional services revenue	2,732	72.8%	4,458	86.4%	1,726	63.2%

Total cost of revenue	$3,724	10.3%	$6,134	12.2%	$2,410	64.7%

Gross Profit:
License revenue	$20,798	97.2%	$29,428	97.6%	$8,630	41.5%
Maintenance revenue	10,762	96.4%	14,007	93.6%	3,245	30.2%
Professional services revenue	1,022	27.2%	699	13.6%	(323)	-31.6%

Total gross profit	$32,582	89.7%	$44,134	87.8%	$11,552	35.5%

Cost of revenue was $6.1 million for the three months ended September 30, 2010 compared to $3.7 million for the three months ended September 30, 2009, an increase of $2.4 million, or 64.7%. Overall cost of revenue as a percentage of revenue increased to 12.2% for the three months ended September 30, 2010 as compared 10.3% for the three months ended September 30, 2009. In anticipation of continued growth in our installed customer base, we increased headcount in our support organization which increased personnel costs by $0.4 million for the three months ended September 30, 2010 as compared to the same period in 2009. Fees paid to referral partners for license revenues increased by $0.1 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Cost of professional services revenue increased by $1.7 million and increased as a percentage of professional services revenue from 72.8% for the three months ended September 30, 2009 to 86.4% for the three months ended September 30, 2010 due to additional headcount in our professional services organization to support our growing customer base and $0.1 million of severance costs. The growth in our gross profit in the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 may not be indicative of our future gross profit growth, if any.

Operating Expenses
The following table sets forth operating expenses as a percentage of revenue:

	Three Months Ended
	September 30,
	2009		2010
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Change
	(unaudited)
	(dollars in thousands)

Operating expenes:
Sales and marketing	$23,147	63.8%	$28,546	56.8%	$5,399	23.3%
Research and development	1,962	5.4%	3,137	6.2%	1,175	59.9%
General and adminstrative.	5,734	15.8%	9,289	18.5%	3,555	62.0%

Total operating expenses	$30,843	85.0%	$40,972	81.5%	$10,129	32.8%

Sales and Marketing. Sales and marketing expenses increased $5.4 million, or 23.3%, but declined as a percentage of revenues, reflecting an increase in revenue achieved per sales representative, an increased percentage of sales from existing customers, and an increased percentage of sales from partners. The increase in sales and marketing expenses was primarily attributable to an increase in personnel and commission costs of $4.6 million (including a $0.2 million increase in stock-based compensation), $0.3 million of severance costs, and an increase in costs related to travel expenses of $0.5 million.
Research and Development. Research and development expenses grew by approximately $1.2 million or 59.9% during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. The increase was attributable to higher personnel costs of $0.5 million as a result of the increase in our headcount in research and development and an increase in infrastructure and other expenses related to the expanded research and development function of $0.7 million.
General and Administrative. General and administrative expenses were $9.3 million for the three months ended September 30, 2010 compared to $5.7 million for the three months ended September 30, 2009, an increase of $3.6 million, or 62.0%. This increase was due primarily to a $1.2 million increase in personnel costs (including a $0.3 million increase in stock-based compensation) to build out our corporate level functions to support anticipated global growth. We began incurring additional public company costs, such as accounting and legal fees, and directors and officers insurance of $0.8 million during the three months ended September 30, 2010. In addition, the increase was also due to a $0.5 million increase in travel expenses and a $0.1 million increase in facility and infrastructure costs to support international expansion and an increase in consulting and other general and administrative costs of $1.0 million related in part to our increased headcount.
Other Income (Expense), net. Other expense was $3.4 million for the three months ended September 30, 2010 compared to $3.7 million for the three months ended September 30, 2009. The change in the fair value of the stock warrants decreased by $1.0 million for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 due to the reclassification of the warrant liability to additional paid-in capital upon the effectiveness of our IPO. Net interest expense decreased $0.2 million primarily due to the prepayment of our outstanding note payable balance in July 2010. These decreases were offset by an increase in foreign exchange loss and other expense. For the three months ended September 30, 2010, foreign exchange loss and other expense was $3.3 million compared to $2.4 million for the three months ended September 30, 2009. The increase is largely due to the foreign currency impact of the United States dollar generally weakening relative to the Swedish kronor during the three months ended September 30, 2010.
Benefit (Provision) for Income Taxes. We have applied a projected (108.6%) effective tax rate to our results of operations for the three months ended September 30, 2010 which results in a provision for income taxes of approximately $0.3 million during the period. Tax expense was reduced in the period due to the release of a valuation allowance and the recognition of an adjustment attributable to the filing of the prior year U.S. income tax returns. The effective tax rate increased from the 2009 annual effective tax rate of 24.7% due primarily to a change in the amount of income earned in the various locations where we operate from one year to the next and our inability to recognize a tax benefit for certain losses, including charges recorded for the change in value of our preferred stock warrants, incurred by our U.S. holding company. The estimated effective tax rate for the three months ended September 30, 2009 of 24.7% differs from the actual annual effective tax rate for 2009 due to certain discrete items recognized during the last quarter of 2009, including the release of a valuation allowance and tax on an intercompany foreign dividend. We operate in an international environment with significant operations in various locations outside of the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting our earnings (losses) and the applicable tax rates in the various locations where we operate.

Comparison of Nine Months Ended September 30, 2009 and 2010
Revenue
The following table sets forth revenue by source:

	Nine Months Ended
	September 30,
	2009		2010
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Change
	(unaudited)
	(dollars in thousands)

Revenue
License revenue	$56,192	58.8%	$88,905	61.3%	$32,713	58.2%
Maintenance revenue	28,611	29.9%	41,560	28.6%	12,949	45.3%
Professional services revenue	10,752	11.3%	14,698	10.1%	3,946	36.7%

Total revenue	$95,555	100.0%	$145,163	100.0%	$49,608	51.9%

Revenue was $145.2 million for the nine months ended September 30, 2010 compared to $95.6 million for the nine months ended September 30, 2009, an increase of $49.6 million, or 51.9%. License revenue grew by approximately $32.7 million, or 58.2%. All territories reported strong revenue growth, particularly the Americas and Nordic regions, which grew by 58% and 41% and contributed an incremental $23.8 million in total revenue. In addition, revenue increased due to our acquisition in January 2010 of a reseller in Japan which provided $2.1 million in incremental revenue during the nine months ended September 30, 2010. There was no material change in the pricing for our product during the nine month periods. Revenue growth was achieved primarily due to volume growth as more customers acquired our product for the first time, along with additional license purchases by our existing customers. Amounts invoiced to existing customers represented a larger share of total billings, approximately 64%, resulting from our “land and expand” sales strategy. In addition, we experienced greater productivity from our sales representatives, with revenue per representative growing by 45%. We believe that an improving global economic outlook during the nine months ended September 30, 2010 also contributed to higher revenues as customer demand and their willingness to invest in information technology continued to grow compared to the same period last year. Maintenance revenues grew by approximately 45.3% driven by annual maintenance renewal rates of greater than 85%. Professional service revenues grew by 36.7% in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 due to growth in consulting and training revenue, resulting from an increase in our customer base. The revenue growth in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 may not be indicative of our future revenue growth, if any.

Cost of Revenue and Gross Profit
The following table sets forth cost of revenue for each revenue source:

	Nine Months Ended
	September 30,
	2009		2010
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Change
	(unaudited)
	(dollars in thousands)
Cost of Revenue:
Cost of license revenue	$1,791	3.2%	$2,568	2.9%	$777	43.4%
Cost of maintenance revenue	1,233	4.3%	2,673	6.4%	1,440	116.8%
Cost of professional services revenue	8,138	75.7%	10,924	74.3%	2,786	34.2%

Total cost of revenue	$11,162	11.7%	$16,165	11.1%	$5,003	44.8%

Gross Profit:
License revenue	$54,401	96.8%	$86,337	97.1%	$31,936	58.7%
Maintenance revenue.	27,378	95.7%	38,887	93.6%	11,509	42.0%
Professional services revenue.	2,614	24.3%	3,774	25.7%	1,160	44.4%

Total gross profit	$84,393	88.3%	$128,998	88.9%	$44,605	52.9%

Cost of revenue was $16.2 million for the nine months ended September 30, 2010 compared to $11.2 million for the nine months ended September 30, 2009, an increase of $5.0 million, or 44.8%. Overall cost of revenue declined as a percentage of revenue from 11.7% for the nine months ended September 30, 2009 to 11.1% for the nine months ended September 30, 2010. In anticipation of continued growth in our installed customer base, we increased headcount in our support organization which increased personnel costs by $1.0 million for the nine months ended September 30, 2010 as compared to the same period in 2009. Fees paid to referral partners for license revenues increased by $0.8 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Cost of professional services revenue increased by $2.8 million but decreased as a percentage of professional services revenue from 75.7% for the nine months ended September 30, 2009 to 74.3% for the nine months ended September 30, 2010 due to higher utilization rates in our professional services organization and $0.1 million of severance costs. The growth in our gross profit in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 may not be indicative of our future gross profit growth, if any.
Operating Expenses
The following table sets forth operating expenses as a percentage of revenue:

	Nine Months Ended
	September 30,
	2009		2010
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Change
	(unaudited)
	(dollars in thousands)

Operating expenes:
Sales and marketing	$65,923	69.0%	$81,710	56.3%	$15,787	23.9%
Research and development	6,337	6.6%	8,781	6.0%	2,444	38.6%
General and adminstrative	19,483	20.4%	27,495	18.9%	8,012	41.1%

Total operating expenses	$91,743	96.0%	$117,986	81.3%	$26,243	28.6%

Sales and Marketing. Sales and marketing expenses increased $15.8 million, or 23.9%, but declined as a percentage of revenues, reflecting an increase in revenue achieved per sales representative, an increased percentage of sales from existing customers, and an increased percentage of sales from partners. The increase in sales and marketing expenses was primarily attributable to an increase in personnel and commission costs of $13.7 million (including a $0.5 million increase in stock-based compensation), an increase in travel expenses of $1.8 million and $0.3 million of severance costs.

Research and Development. Research and development expenses grew by approximately $2.4 million or 38.6% during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. The increase was attributable to higher personnel costs of $1.1 million as a result of the increase in our headcount in research and development and an increase in other expenses related to a larger research and development function of $1.0 million. The remaining increase of $0.3 million was due to changes in the value of the Swedish kronor as the vast majority of our research and development staff is based in Lund, Sweden.
General and Administrative. General and administrative expenses were $27.5 million for the nine months ended September 30, 2010 compared to $19.5 million for the nine months ended September 30, 2009, an increase of $8.0 million, or 41.1%. This increase was due primarily to a $3.6 million increase in personnel costs (including $0.3 million increase in stock-based compensation) to build out our corporate level functions to support anticipated global growth. This increase was also due to a $1.4 million increase in travel expenses primarily related to our annual employee summit. We began incurring additional public company costs, such as accounting and legal fees, and directors and officers insurance of $1.3 million during the nine months ended September 30, 2010, a $0.8 million increase in facility and infrastructure costs to support international expansion and an increase in consulting and other general and administrative costs of $0.9 million related in part due to our increased headcount.
Other Income (Expense), net. Other expense was $6.5 million for the nine months ended September 30, 2010 compared to expense of $3.9 million for the nine months ended September 30, 2009. The change in the fair value of the stock warrants increased by $0.7 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 in a manner consistent with the increased estimated fair value in our common stock. We had a $4.0 million foreign exchange loss and other expense for the nine months ended September 30, 2010 compared to a loss of $2.0 million for the nine months ended September 30, 2009. The increase is largely due to the foreign currency impact of the United States dollar generally weakening relative to the Swedish kronor during the nine months ended September 30, 2010. These increases were offset by a decrease in net interest expense of $0.1 million primarily due to the prepayment of our outstanding note payable balance in July 2010.
Benefit (Provision) for Income Taxes. We have applied a projected 35.4% effective tax rate to our results of operations for the nine months ended September 30, 2010 which results in a provision for income taxes of approximately $1.6 million during the period. Tax expense was reduced in the period due to the release of a valuation allowance and the recognition of an adjustment attributable to the filing of the prior year U.S. income tax returns. The effective tax rate increased from the 2009 annual effective tax rate of 24.7% due primarily to a change in the amount of income earned in the various locations where we operate from one year to the next and our inability to recognize a tax benefit for certain losses, including charges recorded for the change in value of our preferred stock warrants, incurred by our U.S. holding company. The estimated effective tax rate for the nine months ended September 30, 2009 of 24.7% differs from the actual annual effective tax rate for 2009 due to certain discrete items recognized during the last quarter of 2009, including the release of a valuation allowance and tax on an intercompany foreign dividend. We operate in an international environment with significant operations in various locations outside of the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting our earnings (losses) and the applicable tax rates in the various locations where we operate.
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

Liquidity and Capital Resources
Since our inception, we have financed our operations through the sale of preferred stock and common stock, cash flows generated by operations and borrowings under debt instruments. As of September 30, 2010, we had cash and cash equivalents totaling $156.3 million, net accounts receivable of $48.6 million, and $134.2 million of working capital.
We estimate our capital expenditures for 2010 to be approximately $2.5 million, comprised primarily of additional leasehold improvements, furniture and fixtures, and computer equipment. We believe that our existing cash and cash equivalents and our cash flow from operations will be sufficient to fund our operations and our capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new software products and enhancements to existing software products and the continuing market acceptance of our software offerings. Although we are not currently a party to any agreement or letter of intent regarding potential investments in, or acquisitions of, complementary businesses, applications or technologies, we may enter into these types of arrangements, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
We have begun incurring costs as a public company that we had not previously incurred, including, but not limited to, costs and expenses for directors fees, increased directors and officers insurance, investor relations fees, expenses for compliance with the Sarbanes-Oxley Act of 2002 and rules implemented by the SEC and Nasdaq, on which our common stock is listed, and various other costs. The Sarbanes-Oxley Act of 2002 requires that we maintain effective disclosure controls and procedures and internal controls.
The following table shows selected balance sheet data as well as our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	December 31,	September 30,
	2009	2010
		(unaudited)
	(dollars in thousands)

Cash and cash equivalents	$24,852	$156,254
Accounts receivable, net	63,729	48,604

	Nine Months Ended September 30,
	2009	2010
	(unaudited)
	(dollars in thousands)
Cash flow activities
Net cash provided by operating activities	$2,478	$23,170
Net cash used in investing activities	(1,121)	(1,612)
Net cash provided by (used in) financing activities	(1,271)	108,919
Cash and Cash Equivalents
Our cash and cash equivalents at September 30, 2010 were held for working capital purposes and were invested primarily in cash and money market accounts. We do not enter into investments for trading or speculative purposes.
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

Cash Flows
Cash Provided by Operating Activities
Net cash provided by operating activities was $2.5 million and $23.2 million, which includes a net (loss) income of ($8.5 million) and $2.9 million for the nine months ended September 30, 2009 and 2010. The reasons for the increase in net cash provided by operating activities for the nine months ended September 30, 2010 include the increase in net income and the change in our accounts receivable balance. We incurred non-cash expenses totaling $5.8 million and $7.9 million for the nine months ended September 30, 2009 and 2010. Non-cash expenses primarily consisted of stock-based compensation expense, provisions for bad debt, change in the fair value of warrants, unrealized foreign currency gains and losses, and depreciation and amortization expense. We incurred an excess tax benefit from stock-based compensation of $0.3 million for the nine months ended September 30, 2010.
The change in certain assets and liabilities resulted in a net source of cash of $5.2 million and $12.7 million for the nine months ended September 30, 2009 and 2010. Cash provided by operating activities is driven by sales of our software offerings. Collection of accounts receivable from the sales of our software offerings is a significant component of our cash flows from operating activities, as is the change in deferred revenue related to these sales. We experienced a positive cash flow impact during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 related to collection of accounts receivable, as the accounts receivable balance was significantly higher at December 31, 2009 compared to December 31, 2008.
Cash Used in Investing Activities
Net cash used in investing activities was $1.1 million and $1.6 million for the nine months ended September 30, 2009 and 2010. Cash used in investing activities for the nine months ended September 30, 2009 was primarily for capital expenditures related to property and equipment as we continued to expand our infrastructure and workforce. During the nine months ended September 30, 2010 we acquired Syllogic which resulted in a source of cash of approximately $0.2 million. This net cash acquired partially offset capital expenditures for property and equipment of $1.8 million during the nine months ended September 30, 2010.
Cash Provided By (Used in) Financing Activities
Net cash used in financing activities was $1.3 million for the nine months ended September 30, 2009. Net cash provided by financing activities was $108.9 million for the nine months ended September 30, 2010. Net cash used in financing activities for the nine months ended September 30, 2009 was primarily related to payments made under our previous long-term note payable of $1.7 million and the repurchase of stock options of $0.4 million. These payments were offset by borrowings on our then outstanding line of credit of $0.5 million and proceeds from the exercise of stock options of $0.3 million. Net cash provided by financing activities for the nine months ended September 30, 2010 primarily resulted from the net proceeds of our IPO of $119.8 million, proceeds from the exercise of stock options of $1.0 million, an excess tax benefit from stock-based compensation of $0.3 million, and proceeds from the issuance of stock options of $0.1 million. These proceeds were offset by payments under our then outstanding long-term note payable of $7.4 million, payments of equity issuance costs of $4.7 million, and payments on our then outstanding line of credit of $0.2 million.
Contractual Obligations and Commitments
We generally do not enter into long-term minimum purchase commitments. Our principal commitments, in addition to those related to our long-term debt discussed above, consist of obligations under facility leases for office space. On July 27, 2010, the Company paid in full the outstanding principal, accrued interest, and a prepayment fee on the note payable held by Stiftelsen Industrifonden with the proceeds from its IPO. The note payable to Stiftelsen Industrifonden had an outstanding principal balance of 38.6 million Swedish kronor (approximately $5.3 million based on an exchange rate of approximately 0.14). In addition, the accrued interest and prepayment penalty amounted to 0.5 million Swedish kronor (approximately $0.1 million based on an exchange rate of approximately 0.14). Borrowings under the note payable were collateralized by shares of the Company’s wholly owned Swedish subsidiary. As of September 30, 2010, there were no other material changes in the obligations since December 31, 2009 other than scheduled payments.
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
Interest Rate Sensitivity
We had cash and cash equivalents of $24.9 million at December 31, 2009 and $156.3 million at September 30, 2010. We held these amounts primarily in cash or money market funds.
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
Foreign Currency Risk
We market our products in the Americas, Europe, the Asia-Pacific Regions, and Africa and develop our products in Europe. As a result of our business activities in foreign countries, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We sell our products in certain countries in the local currency for the respective country. In addition, our product development activities are principally based at our facility in Lund, Sweden. This provides some natural hedging because most of our subsidiaries’ operating expenses are denominated in their local currencies. Regardless of this natural hedging, our results of operations may be adversely impacted by the exchange rate fluctuation. Although we will continue to monitor our exposure to currency fluctuations and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions.
Foreign currency risk exposures arise from transactions denominated in a currency other than our functional currency and from foreign denominated revenue and profit translated into United States dollars. Approximately 71% and 70% of our operating revenues were denominated in currencies other than the United States dollar for the nine months ended September 30, 2009 and 2010. The principal foreign currencies in which we conduct business are the Swedish kronor, the British pound and the euro. The translation of currencies in which we operate into the United States dollar may affect consolidated revenues and gross profit margins as expressed in United States dollars. A weakening of the United States dollar versus other currencies in which we operate may increase our consolidated revenues and gross profit margins while the strengthening of the United States dollars versus these currencies may have an opposite effect on our consolidated results expressed in United States dollars.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as Amended (Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective at a reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
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
ITEM 1A. RISK FACTORS.
Our business is subject to numerous risks. You should carefully consider the risks described below together with the other information set forth in this Quarterly Report on Form 10-Q and in our registration statement filed with the SEC in connection with our IPO, which could materially affect our business, financial condition, and future results. The risks described below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results.
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
In addition to our direct sales force, we use strategic indirect channel partners such as distribution partners, value-added resellers, system integrators and OEMs to license and support our software platform. For the nine months ended September 30, 2010, transactions by indirect channel partners accounted for approximately 50% of our total product licenses revenues and first years’ maintenance billings.
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
In order to succeed, we must expand our direct sales force to generate increased revenue from new customers. As of September 30, 2010, we had a team of 140 dedicated direct sales professionals, and we intend to increase our number of direct sales professionals. New hires will require training and will take time to achieve full productivity. We cannot be certain that new hires will become as productive as necessary or that we will be able to hire enough qualified individuals in the future. Failure to hire qualified direct sales personnel will preclude us from expanding our business and growing our revenue.
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
We receive a significant portion of our total revenues from international sales from foreign direct and indirect operations. International revenues accounted for approximately 77% of our total revenues for each of the years ended December 31, 2007, 2008 and 2009, and 71% and 70% for the nine months ended September 30, 2009 and 2010. We have facilities located in Australia, Austria, Belgium, Canada, Denmark, Finland, France, Germany, India, Italy, Japan, the Netherlands, Portugal, Russia, Singapore, Spain, Sweden, Switzerland and the United Kingdom. We expect to continue to add personnel in additional countries. Our international operations require significant management attention and financial resources.
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
As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and the Nasdaq Global Market (Nasdaq) impose various requirements on public companies, including requirements with respect to corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
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
We maintain operating bank accounts at financial institutions in the United States, Sweden and other regions. In particular, a significant amount of our cash balances in the United States and Sweden are in excess of the insurance limits of the United States government’s Federal Deposit Insurance Corporation, or FDIC and Swedish government’s Swedish Deposit Insurance Scheme, or Insättningsgarantin. The FDIC insures deposits in most banks and savings associations located in the United States and protects depositors against the loss of their deposits if an FDIC-insured bank or savings association fails, subject to specified monetary ceilings. Similarly, the Swedish Deposit Insurance Scheme is a state-provided guarantee of deposits in accounts at Swedish banks, subject to specified monetary ceilings. We could incur substantial losses if the underlying financial institutions in these or other regions fail or are otherwise unable to return our deposits.
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
We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting standards. It is possible that future requirements, including the recently proposed implementation of International Financial Reporting Standards (IFRS), could change our current application of GAAP, resulting in a material adverse impact on our financial position or results of operations. Our accounting policies that recently have been or may be affected by changes in the accounting rules are as follows:
•	software revenue recognition

•	accounting for income taxes

•	accounting for leases

•	accounting for business combinations and related goodwill

•	accounting for stock issued to employees

•	assessing fair value of financial and non-financial assets

•	application, if any, of IFRS
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

Risks Related Ownership of Our Common Stock
An active, orderly trading market for our common stock may not develop or be sustained and investors may not be able to resell their shares at or above the price at which they purchased them.
We have a limited history as a public company. An active trading market for our shares may never develop or be sustained. In the absence of an active, orderly trading market for our common stock, investors may not be able to sell their common stock at or above the price they paid or at the time that they would like to sell. In addition, an inactive market may impair our ability to raise capital by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration, which, in turn, could harm our business.
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
The market price of our common stock has been and could be highly volatile and may fluctuate substantially due to the following factors (in addition to the other risk factors described in this section):
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
Sales of substantial amounts of our common stock in the public market could reduce the prevailing market prices for our common stock. In July 2010 we completed our initial public offering of 12,880,000 shares of common stock on Nasdaq. Approximately 89% of our total outstanding shares and options immediately prior to the closing of our initial public offering were subject to a lock-up agreement with the underwriters until January 11, 2011, or depending on the timing of our next earnings release, announcement of an earnings release or other material event, up to 18 days thereafter. In addition, substantially all of our total outstanding shares and options immediately prior to our initial public offering were subject to a lock-up agreement with our company until January 11, 2011. When the lock-up agreements expire, substantially all of our outstanding common stock will become eligible for sale as will common stock issuable under vested and exercisable stock options. If our existing stockholders sell a large number of shares of our common stock, or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.
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
As of September 30, 2010, our executive officers and directors and their affiliates beneficially owned a majority of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors, amendment of our restated certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
In the three months ended September 30, 2010, we issued 36,000 shares of unregistered common stock for an aggregate purchase price of $0.1 million upon the exercise of previously granted options. The securities described in this paragraph were issued pursuant to written compensatory plans or arrangements with our employees, directors, and consultants in reliance on the exemptions provided by either Section 4(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act. All securities described in this paragraph are deemed restricted securities for purposes of the Securities Act. The instruments representing such issued securities included appropriate legends setting forth that the securities had not been registered and the applicable restrictions on transfer.
Use of Proceeds
On July 21, 2010, we closed our IPO, in which 12,880,000 shares of common stock were sold at a price to the public of $10.00 per share for an aggregate offering price of $128.8 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-165844), which was declared effective by the SEC on July 15, 2010. The offering commenced as of July 15, 2010 and did not terminate before all of the securities registered in the registration statement were sold. The syndicate of underwriters was led by Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., and J.P. Morgan Securities Inc. as joint book-running managers for the offering, Jefferies & Company, Inc. and Stifel Nicolaus Weisel served as co-managers for the offering. We raised approximately $115.1 million in net proceeds after deducting underwriting discounts and commissions of $9.0 million and other offering costs of $4.7 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board committee service. The net proceeds from the offering have been invested in primarily highly-liquid money market securities. There has been no material change in the planned use of proceeds from our IPO as described in our registration statement on Form S-1 filed with the SEC in connection with the IPO.
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

QLIK TECHNOLOGIES INC.
November 10, 2010	By:	/s/ LARS BJÖRK
Lars Björk
President, Chief Executive Officer, and Director (Principal Executive Officer)

November 10, 2010	By:	/s/ WILLIAM G. SORENSON
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