Form 10-K
period 2010-12-31
QLIK TECHNOLOGIES INC
filed 2011-03-16
CIK 1305294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-34803
Qlik Technologies Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-1643718
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 N. Radnor Chester Road, Suite E220
Radnor, Pennsylvania	19087
(Address of principal executive offices)	(Zip Code)
(888) 828-9768
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, $0.0001 par value	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None.
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer.” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 11, 2011, there were 79,013,474 shares of the registrant’s common stock issued and outstanding. As of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not listed on any exchange or over-the-counter market. The registrant’s common stock began trading on The NASDAQ Global Market on July 16, 2010. As of December 31, 2010, the aggregate market value of shares of common stock held by non-affiliates of the registrant was $1.0 billion based on the number of shares held by non-affiliates as of December 31, 2010 and based on the last reported sale price of the registrant’s common stock on December 31, 2010. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the definitive Proxy Statement to be used in connection with the registrant’s 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated. That Proxy Statement will be filed within 120 days of registrant’s fiscal year ended December 31, 2010.

ii

PART I
Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K, except for historical financial information contained herein, contains forward-looking statements, including, but not limited to, statements regarding the value and effectiveness of our products, the introduction of product enhancements or additional products and our growth, expansion and market leadership, that involve risks, uncertainties, assumptions, and other factors which, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements containing the words “predicts,” “plan,” “expects,” “anticipates,” “believes,” “goal,” “target,” “estimate,” “potential,” “may,” “will”, “might,” “could,” “anticipate,” “momentum,” and similar words. We intend all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected in such statements due to various factors, including but not limited to:
•	risk and uncertainties inherent in our business;
•	our ability to attract new customers and retain existing customers;
•	our ability to effectively sell, service and support our products;
•	our ability to manage our international operations;
•	our ability to compete effectively;
•	our ability to develop and introduce new products and add-ons or enhancements to existing products;
•	our ability to continue to promote and maintain our brand in a cost-effective manner;
•	our ability to manage growth;
•	our ability to attract and retain key personnel;
•	the scope and validity of intellectual property rights applicable to our products;
•	adverse economic conditions in general and adverse economic conditions specifically affecting the markets in which we operate; and
•	other risks discussed in the section titled “Risk Factors,” set forth in Part I, Item 1A of this Annual Report on Form 10-K and elsewhere in this report.
Past performance is not necessarily indicative of future results. There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.
The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

ITEM 1.	BUSINESS
Overview
Qlik Technologies Inc. (“We, QlikTech or the Company”) has pioneered a powerful, user-driven business intelligence solution that enables our customers to make better and faster business decisions. Our Business Discovery platform, QlikView, combines enterprise-class analytics and search functionality with the simplicity and ease-of-use found in office productivity software tools for a broad set of business users. QlikView is powered by our in-memory associative search technology, which has utilized rapid advances in computing power to yield significant improvement in flexibility and performance at a lower cost than traditional business intelligence solutions. We have grown our customer base from over 4,000 active customers in 2006 to approximately 18,000 active customers as of December 31, 2010 and increased our revenue at a 50.4% compound annual growth rate during the same period. We added an average of approximately 400 new customers per month during fiscal year 2010. Our solution addresses the needs of a diverse range of customers from middle market customers to large enterprises such as Autodesk, Campbell Soup Company, Colonial Life, The Dannon Company, Inc., Heidelberger Druckmaschinen AG, ING, Kraft Foods, Lifetime Brands, Nasdaq OMX, National Health Service (NHS), Qualcomm, Symantec and Volvo Car UK Limited. We have customers in over 100 countries, and approximately 75% of our revenue for the year ended December 31, 2010 was derived internationally.
QlikView empowers business users to navigate data in a manner consistent with the fluid, associative nature of human thought. Our technology platform enables users to consolidate large, disparate data sets and discover relationships within data in real time when requested by the user. QlikView visualizes data in a simple, intuitive user interface that enables users to interactively explore and analyze information. The ease-of-use and flexibility of QlikView enables a broad set of business users, such as sales, marketing, human resources and finance professionals; executive management and other managers; operations, support and information technology (“IT”) staff; data analysts and statisticians. Examples of QlikView users include:
•
Operations Planner — uses QlikView to prepare inventory forecasts for a global food manufacturer resulting in significant improvement in forecast accuracy and reduced transportation and workforce costs

•	Pharmaceutical Sales Representative — uses QlikView to access current industry sales trends and doctor prescription history while on a sales call with a busy physician
•	Chief Information Officer — uses QlikView to analyze IT spending and budget information to identify opportunities for cost savings and service level improvement
•	Police Sergeant — uses QlikView to maintain a consolidated view of crime levels and optimize staffing allocations to dispatch police into high crime areas
We have a differentiated business model designed to accelerate the adoption of our product by reducing the time and cost to purchase and implement our software. Our low risk approach to product sales provides a needed alternative to costly, all-or-nothing, traditional business intelligence sales models. We initially focus on specific business users or departments within a prospective customer’s organization and seek to solve a targeted business need. After demonstrating QlikView’s benefits to initial adopters within an organization, we work to expand sales of our product to other business units, geographies and use cases with the long-term goal of broad organizational deployment. We have a diversified distribution model that consists of a direct sales force and a partner network of resellers, original equipment manufacturers (“OEM”) relationships and systems integrators. Additionally, our online QlikCommunity provides us with a loyal and growing network of users who promote our software, provide support for other users and contribute valuable insights and feedback for our product development efforts.
For the years ended December 31, 2010, 2009 and 2008, our revenue was $226.5 million, $157.4 million and $118.3 million, representing year-over-year growth of 44% in 2010 and 33% in 2009. In addition, we generated operating income of $27.6 million, $13.2 million and $1.6 million for the years ended December 31, 2010, 2009 and 2008. For the year ended December 31, 2010, software license revenue and maintenance revenue comprised 90% of our total revenue and professional services revenue comprised 10% of our total revenue.
The Company currently operates in one business segment, namely, the development, commercialization and implementation of software products and related services. See Note 11 to our consolidated financial statements, Business and Geographical Segment Information, for information regarding our business and the geographies in which we operate.

Our Industry
Use of Business Intelligence and Data Analytics Tools
We believe that to succeed in today’s increasingly competitive markets, businesses must accelerate the rate at which they identify and respond to changing business conditions. An organization’s market agility and ultimate success in the global marketplace are dependent upon its ability to enable business users across organizations to harness the power of increasing volumes of information to make effective business decisions. In seeking to gain an information advantage, many organizations have implemented a range of solutions, including business intelligence and data analysis tools. We believe that traditional business intelligence tools often fail to provide timely and critical insights to business professionals due to inflexible data architecture, lack of broad usability and substantial implementation time and costs. As a result of the limitations of traditional business intelligence tools, many business users have turned to spreadsheets to help them perform data analysis. Business users have adopted spreadsheets for many applications due to their wide availability; however, these general productivity tools were not specifically designed to facilitate interactivity, collaboration, aggregation or analysis of data for decision making.
Trends Driving Adoption of Business Intelligence and Data Analytics Solutions
The use and importance of business intelligence and data analytics software within organizations of all sizes has increased significantly for several reasons, including:
Exponential Growth in Data Available for Analysis. Over the last two decades, organizations have made significant investments in automating business processes with software applications that generate substantial amounts of data which must be manipulated, analyzed and made accessible to be useful to decision makers. However, this data is often stored in different formats making it challenging to efficiently analyze the data and gain insight from it without using powerful data analytics solutions.
Disparate Data Sources. In today’s highly competitive marketplace, companies are expanding operations through geographic diversification, acquisitions and partnerships. The frequency of these strategic activities can result in a complex web of infrastructure and software systems within an organization. In addition, companies are more closely integrating their systems with those of their customers, partners and suppliers and adopting new software applications to improve business efficiency. As a result, large amounts of data are stored in various repositories across an extended network creating significant data aggregation challenges. Organizations often deploy a number of tools, including sophisticated data integration software, purpose-built data warehouses and business intelligence systems, to efficiently and reliably aggregate, synchronize and analyze this disparate business data.
Decentralized Decision-Making. We believe that many organizations are shifting towards decentralized decision-making in order to more efficiently respond to changing industry trends and competitive threats. This shift has created the need for data analysis tools that support employees at all levels of the organization as they assume more responsibility for making critical business decisions. Additionally, we believe that increases in the power and performance of mobile networks and devices will drive demand for mobile access to business data. The widespread use of simple yet robust personal software applications has driven demand from business users for intuitive analytical tools to make faster and better decisions.
The Empowered Consumer. Today’s business users are also consumers. At home they are able to read books on an eReader, watch movies on a tablet, and chat and collaborate with friends via social media sites. They are able to access the information they want, how they want it, when they want it. But at work they find that web sites are blocked, their selection of devices is restricted, and email clients groan under security overhead. As consumers, these users are empowered, but in the corporate setting, they are not. We believe that this daily cognitive dissonance is causing a fundamental shift in corporate computing as business users are demanding more flexibility, and IT is evolving to become a supportive partner with these empowered users.
Traditional Software Tools are Inadequate
Although there has been increasing adoption of business intelligence and data analytics tools, we believe that most of these traditional tools are inadequate to meet the needs of users and face the following limitations:
Analysis Tools Don’t Serve Business Users. Most traditional business intelligence tools were developed specifically for data analysts and other quantitative professionals and are driven and deployed in a top-down approach. These systems require sophisticated programming skills to construct or modify predefined, inflexible data sets, known as “data cubes.” These tools are used to produce static reports which the business user cannot easily modify or explore in an interactive manner. A typical business user does not possess the skills or authority needed to modify the underlying data cube and therefore must engage their IT departments to reconfigure the analysis to produce the requested information between each decision cycle. As a result, business users often do not have access to critical data in a timely manner and may miss important insights and opportunities.
Highly Inflexible Solutions are Difficult to Implement and Maintain. Traditional business intelligence solutions require the integration of large volumes of data stored across an organization and its partners and the development of a pre-defined summarization of the data (or data warehouse) to support static query and reporting tools. These tasks can be time-consuming and complex and often require significant professional services support to complete. In addition, traditional business intelligence solutions can be difficult to update and require substantial investments to refresh the underlying data.
Slow Time-to-Value. Traditional business intelligence solutions have become complex product “stacks” weaving together multiple disparate products into a single “solution.” But due to the inherent complexities and overhead of these complex stacks, we believe that the typical business intelligence implementation takes twelve to eighteen months, or more, to implement. By that time the business, and the business user requirements, may have evolved or changed, resulting in an extensive queue of user requests to update and revise reports or dashboards. Even simple changes can take weeks or months to implement, resulting in a solution which we believe is always a few steps behind the business and never fully addresses the business user’s requirements.

Substantial Total-Cost-of-Ownership. Organizations incur significant hardware, software and professional services costs to deploy and maintain traditional business intelligence solutions. We estimate that the cost of development for business intelligence and data warehouse applications is about three to five times the cost of the software. These initial and ongoing costs result in a substantial total-cost-of-ownership for many traditional business intelligence applications. Most providers of traditional business intelligence tools rely upon professional services revenue for a large portion of their total revenue, and thus have little incentive to migrate to a more customer friendly license-based model or to solutions that are simple to install and easy-to-use.
Spreadsheets Not Suited for Data Analysis and Lack Reliability. Spreadsheets have been widely adopted by business users for data analysis because they are readily available. However, spreadsheets are general purpose business productivity tools designed for data input and calculation. The performance of spreadsheets declines when analyzing large data sets or performing real-time, dynamic calculations. Spreadsheets are often shared and edited by numerous parties, resulting in multiple versions of similar material. This lack of version control causes inconsistencies in analysis, an inability to audit workflows and significant data reliability challenges. Furthermore, spreadsheets lack sophisticated data security features and can cause a number of data security challenges given they can be easily shared via email or detachable storage drives.
Our Solution
QlikView is leading a shift in the business intelligence market towards user-driven solutions. We call this solution Business Discovery, and we believe it is the next generation of business intelligence, bridging the gap between traditional business intelligence solutions and standalone office productivity solutions. The QlikView Business Discovery platform is designed to enable business users across organizations of all sizes to make faster and better decisions. The key differentiators of our solution include:
All Business Users. Instead of just a few people involved in insight creation, QlikView empowers all business users with sophisticated analytic capabilities delivered through an easy-to-use, intuitive user interface. Unlike traditional business intelligence tools, which typically require advanced programming by IT professionals to create static data reports, QlikView allows the business user to search associatively and define visual charts through simple point-and-click technology. Our user interface extends insight creation to edges of the organization user and drives QlikView usage and adoption.
Zero Wait Analysis. QlikView provides customers with the tools to make faster, better decisions that help improve business performance. Our deployment time significantly shortens time-to-value for our customers. In addition, after the initial installation the customer’s analysis can be rapidly updated as underlying data evolves and analytic requirements change. Furthermore, QlikView’s in-memory associative search technology makes calculations in real time enabling business users to intuitively interrogate and analyze data, which reduces decision cycles.
Mobility. We were one of the first business intelligence vendors with a mobile offering, and we aim to continue to be on the forefront of the mobile business intelligence market. Tablets and other large-form-factor mobile devices are now driving significant growth in mobile business intelligence, expanding the use cases and user communities. Unlike traditional business intelligence solutions, QlikView provides an intuitive user-driven interface and an application infrastructure that is tailor-made to take advantage of the opportunity of a truly mobile, well-informed workforce.
Lower Total-Cost-of-Ownership Yields Higher ROI. We believe that QlikView has a lower total cost of ownership than traditional business intelligence tools. These savings are driven by reduced expenditures across hardware, software and services from implementation through ongoing maintenance and support. Traditional business intelligence tools are typically comprised of a number of disparate software components. QlikView is a single, cohesive product that facilitates many types of analysis, whether dashboards, analytic applications or reports, in a single user interface with a common look and feel. QlikView can be implemented in a self-service manner and runs independently with limited IT support and without extensive infrastructure.
Highly Scalable In-Memory Architecture Leverages Hardware Advances. QlikView’s in-memory associative technology benefits from two important computer hardware trends: 64-bit computing, which increases the amount of memory available on computers, and multi-core central processing units, or CPUs, which allow for parallel processing of complex calculations. Because of these capabilities, QlikView is able to store data in memory and perform real-time calculations on a massive volume of data from disparate sources. It is our expectation that the amount of available memory and number of CPU cores and processing speed will continue to increase in the future. These expected improvements will drive QlikView’s future performance with minimal incremental investment because we perform calculations in memory and on multiple cores in parallel. Our platform integrates with nearly all data sources and can scale from a single user to enterprise deployments without requiring significant additional infrastructure.

An App-Like Model. QlikView is designed to be the easiest and fastest business intelligence platform on which business users can develop analytic applications. We provide a powerful, easy-to-use business intelligence platform that does not include any purpose-specific applications when installed out-of-the-box. We believe that each of our customers’ business challenges are highly unique and change rapidly. Therefore, our customers are best positioned to create analytical applications that meet their individual needs, and they require a flexible platform that empowers them to address their challenges. Additionally, we license our platform to partners, such as independent software vendors and systems integrators, to create a wide variety of applications. We have aligned with partners who have domain specific knowledge and who will use such knowledge to build and support purpose-specific analytic applications that they can license directly to a user.
Remixability and Reassembly. Traditional business intelligence solutions require IT or specialized users to get involved whenever new questions arise. In contrast, QlikView makes it easy for business users to remix and reassemble data in new views and create new visualizations for deeper understanding.
Our Business Model
To complement QlikView, we have developed a differentiated business model that has the following attributes:
Broad User Focus. We seek to market and sell directly to the business user by providing an intuitive software platform that can be installed and used with minimal training. We believe that the ease by which business users can evaluate and benefit from our platform substantially expands our addressable market by allowing us to target a wide range of users, generate incremental business from existing customers and expand our footprint within their organizations. Unlike most existing business intelligence tools, QlikView is purpose-built for business users and does not require substantial IT support to install, integrate and maintain.
Low Risk Rapid Product Adoption. To facilitate adoption of our platform, we offer a downloadable, easy-to-install, full-featured version of QlikView for individual use free-of-charge. We allow our customers to purchase licenses in the way that best meets their needs, including on an individual, workgroup, departmental or enterprise wide basis. This provides the flexibility organizations desire when evaluating software purchases. When a customer decides to make a purchase, we offer a 30-day, money-back guarantee to further encourage rapid adoption of QlikView. These measures significantly reduce customer trial risk and provide a needed alternative to costly, all-or-nothing, enterprise-wide deployment requirements.
“Land and Expand” Customer Penetration. We seek to initially “land” within the organization of a new customer by solving a business need of specific business users or departments. After demonstrating the value of our solution to those initial adopters, we work to “expand” the use of our solution across the organization by targeting other business units, geographies and use cases. Our customer penetration strategy is focused on creating a loyal user base that promotes adoption through tangible results and powerful, word-of-mouth marketing which facilitate incremental sales.
Globally Diversified Distribution Model. We seek to maximize the reach of the QlikView platform by employing a multi-pronged sales approach that leverages a direct sales force and partner network which includes resellers, OEM relationships and systems integrators. We typically enter new markets through partnerships and reseller agreements to minimize cost and risk while we assess demand in the new market. For example, we successfully grew our initial sales in France and the United Kingdom without maintaining a local direct sales office and plan to use this strategy to target additional international regions. As of December 31, 2010, we had distribution capabilities in over 100 countries and a network of over 1,200 channel partners worldwide to help generate demand for QlikView.
Community-Based Marketing and Support. We have established QlikCommunity, our user community, to augment our development, marketing and support efforts. This community of over 43,000 registered users as of December 31, 2010 promotes the use of our software within their organizations as well as to other organizations. We utilize the QlikCommunity extensively to provide low-cost user and developer support and valuable insights used by our research and development team for product development. This passionate, user-driven culture and collaboration begins within our company and extends out to broader communities within our customers’ organizations, further driving the QlikView brand and quality.
Our Growth Strategy
We intend to make QlikView the primary platform on which business users, in companies of all sizes, make critical business decisions. The key elements of our growth strategy include:
Increase Our Global Market Penetration. We intend to expand our presence in targeted geographies by growing our direct sales force and global partner network. We began our operations in Sweden, have established a substantial foothold in Western Europe and continue to expand globally. We intend to increase our presence in North America by expanding our direct sales force and growing our indirect channel in the region. We also seek to enter new international markets by establishing distribution partnerships to drive sales. We are leveraging our prior experience in Europe with distribution partners and master resellers to further penetrate international regions, such as the U.S., Japan, Australia, China, Russia and Brazil.
Further Penetrate Our Existing Customer Base. We intend to increase penetration of existing customers by capitalizing on current users’ satisfaction to promote QlikView to other users and departments within their organizations. Of our approximately 18,000 customers as of December 31, 2010, approximately 25% have been working with the QlikView platform for less than 12 months. We believe a substantial opportunity exists to increase our sales to these customers. Historically, we have migrated new customers from single project and departmental deployments to multi-department deployments by building on the satisfaction and benefits that our customers experience using our platform.

Extend Our Software Platform to Provide New Business Solutions. We plan to enhance our current platform by adding new functionality that extends our analytics, visualization and search capabilities to broader use cases. Today, business intelligence is primarily used to solve internally focused decision-making by data analysts and other quantitative professionals. We believe that due to our unique capabilities, QlikView can be extended to adjacent areas where data-driven decisions are critical, including website navigation, content search and information management, external data communication, product configuration and e-commerce applications. Over time, we believe a variety of data-intensive functions within organizations could be enhanced and made more efficient by utilizing QlikView.
Expand Our OEM Alliances and Strategic Relationships. We believe we have a significant opportunity to expand the use of QlikView through our OEM relationships, which accounted for approximately 8% of our sales in 2010, as well as through other distribution relationships. We have an ongoing effort to increase our number of OEM alliances with other independent software vendors that license our technology to embed within and enhance their solutions. In addition, we seek to expand our strategic reseller agreements and relationships with systems integrators and consultants and to use this channel to generate additional inbound customer prospects.
Enhance Adoption of QlikView through our Robust Mobile Offering. In addition to traditional desktop usage, we enable customers’ use of QlikView from any location via a number of mobile devices. In May 2009, we began offering a native iOS version of QlikView for the Apple iPhone and in April 2010, we began offering the same for the iPad. In late 2010, we began to develop a HTML5 based client that runs on webkit based mobile web browsers and supports full touch-based interactivity. Our initial version, which supports Apple’s iPad shipped in March 2011, and we believe this strategy will allow us to support all mobile devices that offer webkit based mobile browser support. We believe the interactive capabilities of QlikView mobile client will help establish us as a market leader in the emerging mobile business intelligence space and enhance adoption of QlikView on the desktop as additional users experience the capabilities and benefits of our solution.
Our Products
Our QlikView product is designed to allow deployments to scale from the single user to thousands of users. The following diagram shows the deployment progression for QlikView:
Single User Deployment
QlikView Local Client is designed to provide business users with a simple and efficient way to build analytic applications to solve critical business challenges. QlikView Local Client is a Windows application that is installed on the user’s computer. QlikView Local Client allows the user to load disparate data sources such as databases, flat files or web services into memory. Users can create a full array of user interface objects such as charts, graphs, tables and listboxes and analyze and visualize the data that is stored in memory. In addition, any user interface elements can be grouped together into a static report suitable for printing or emailing. These analytic applications are valuable on a standalone basis but gain their real value when shared with others in the organization.
We offer QlikView Local Client as a free download with full capabilities to develop analyses, but with the restriction that users can only use analyses they have built themselves. This is referred to as a Personal Use License and allows users to connect to any underlying data source, load data, build user interfaces and conduct interactive analyses of their data. The Personal Use License limits the use of the QlikView files to the person who created it. To share the analysis with another user, each user must have a QlikView license, rather than a Personal Use License. The Personal Use License provides a way for individuals to learn and gain value from QlikView and also generates leads for our sales organization.

Small Workgroup Deployment
A small workgroup deployment involves the use of multiple QlikView Local Clients on standalone client machines without a central server. In order to share QlikView data and analysis created by others in the workgroup, each user must have an individual license. Because all data and analysis is contained within a QlikView file, each licensed user may share, whether by email, on a portal or on a shared drive, the QlikView file. This deployment approach is typically favored by organizations with small user populations and/or poor network connectivity.
Departmental and Enterprise Deployments
Departmental and enterprise deployments utilize a server to provide a central repository for all QlikView analysis. The QlikView Server component supports authentication and security models to ensure appropriate user access and simultaneous access to analyses by large user groups. We designed QlikView Server to maximize the use of the processing power of standard multi-core servers by spreading calculations over all available CPU cores. The QlikView Server can be grouped across more than one physical server into clusters to provide fault tolerance and additional scale.
Server based deployments scale from small user groups (less than 25) to enterprise-wide use (tens of thousands of users). We offer the QlikView Server at two license levels: Small Business Edition and Enterprise Edition. Small Business Edition is limited to 25 users and is suitable only for small and midsize deployments. The Enterprise Edition has no user limits and includes capabilities designed for larger and more technically complex implementations.
To manage large deployments of QlikView, we offer our QlikView Publisher component which is an administrative interface for maintaining QlikView analyses. QlikView Publisher allows users to reload data in a QlikView analysis on a periodic basis to ensure that the most current data is available. QlikView Publisher also connects to directory servers within organizations and applies user security rules to a QlikView analysis to ensure appropriate user access. Finally, QlikView Publisher can alert end users to changes to a QlikView file and facilitate distribution via email or a web based interface called AccessPoint. The QlikView Publisher can be deployed across one or more physical servers to provide the scale needed for large QlikView deployments. QlikView Publisher is licensed on a per server basis and includes a separately licensable option for PDF report distribution capabilities. For large enterprise deployments, multiple QlikView Servers and QlikView Publishers can be clustered to provide load balancing and fail over capabilities.
Access to the QlikView Server is governed by a Client Access License (“CAL”) licensing model. The most common QlikView Server license type is a Named User CAL. In addition to access to the QlikView Server there are separately licensable options for real-time data streaming capabilities and test and development servers. QlikView also offers separately licensable options for a connector to SAP and Salesforce.com.
Our Technology
QlikView’s primary architectural principles are to provide end user simplicity and rapid deployment. In developing our solution, we endeavor to obscure the underlying technical complexity from the user while providing powerful easy-to-use functionality.
Superior End User Experience
QlikView is designed to mirror the fluid, associative nature of human thought. We believe people process information in non-hierarchical ways when making decisions. Faced with a decision, each person uses a different path to reach a conclusion. We designed QlikView to support this type of decision-making by allowing users to explore data according to their own thought processes, seeing updated calculations and relationships with each QlikView interaction.
We call this flexible model of interaction “associative search.” Associative search is a non-hierarchical model of interacting with interrelated data elements. It allows users to select arbitrary groups of data elements and see how these selections affect the remaining data elements. In QlikView, the user’s selections are shown in green, data elements related to these selections are shown in white, and data elements not related to these selections are shown in gray. The user’s current selections apply to all the data in QlikView and affect every calculated value. Thus, with every interaction, users see the relationship between data and also the effect their selection has on calculations that they are tracking. Importantly, information is never hidden from the user. All data is always shown to the user, including information not related to the user selection. This can lead a user to see unexpected insights from otherwise excluded data. Finally, all user interactions and data calculations are performed in real time. Because of the rapid response time and ease of use, users can click frequently through data and analysis. Users take advantage of this speed to “surf” the data and identify relationships that they may otherwise miss in competing products.
Traditional business intelligence query tools filter data that is not part of the current query, hiding data from the user and potentially omitting valuable information which did not meet the initial parameters of the question. Typically, the queries that underlie these tools take many minutes or even hours to run. This creates a high cost of investigation and may cause users to avoid running multiple queries. In addition, to improve performance, traditional tools often require reports to be run in batches and thus be pre-defined ahead of time.

Fast Deployment
QlikView’s architecture reduces the cycle time between data collection and deployment of analysis to the end user to a few weeks and sometimes to as little as a few days. By moving all data in-memory, QlikView does not require the use of data warehouses for high performance analyses which shortens the time to access data. QlikView does not require disk-based cubes since it performs all calculations in real time as the user explores a data set. This approach allows the user to interactively analyze a data set and easily modify the scope of an analysis. In addition, in many cases, end users can build the required analyses themselves. The QlikView architecture facilitates the development of all types of analysis, including dashboards, analytic applications or reports, on a single platform with a common user interface. QlikView is often deployed with limited IT intervention enabling IT staff to focus on data integration and data quality challenges which is where they can be most valuable.
Traditional business intelligence tools typically require long and complicated deployments for several reasons. In traditional deployments, large volumes of data used for decision-making must be moved into query-only data repositories such as data warehouses to accommodate the heavy query loads that traditional tools make on operational systems. Traditional tools store analyses on disk in pre-calculated cubes to improve perceived metric calculation performance. These disk-based cubes are difficult and time-consuming to build and maintain and require the scope of analysis to be decided ahead of time. Thus, typical deployments of traditional business intelligence tools require an extended requirements gathering phase during which IT staff work with business users in an attempt to document and lock-down the scope of analysis in advance. Traditional business intelligence tools have many end user tools for viewing analyses. Once the data is organized, there is a long process of selecting and deploying the appropriate end user tool. Finally, due to product complexity, traditional tools must be managed and governed by resource constrained IT departments, rather than by business users. Most traditional deployments require over a year to implement fully, with changes to the scope of a project extending the time to value.
Technology Foundations
Associative search has two key technological foundations: all data is held in computer memory (RAM), and all calculations are performed in real time. Two important computing trends have supported these architectural decisions. The first trend is the shift from 32-bit computing to 64-bit computing, which has exponentially raised the amount of available RAM per computer. It is currently possible to purchase servers with as much as 512 gigabytes of RAM, whereas as recently as 2005, most servers had four gigabytes of RAM. This increase in available memory has made it practical to move data storage from disk directly into RAM. The second trend is the increasing pervasiveness of multi-core CPUs. In 2005, most servers had single-core CPUs. Today, commonly available servers can have as many as 48 cores across eight CPUs. For applications that have been designed to run calculations in parallel, this shift has provided a large increase in processing power. These high capacity servers are readily available for purchase, even online via credit card, for less than $50,000. Even quite recently this level of computing power would require a custom built machine costing hundreds of thousands or even millions of dollars.
QlikView’s in-memory architecture allows it to manipulate large amounts of data, while giving users a high level of interactivity. QlikView compresses data as it is brought into memory, and this enables it to store data in-memory more efficiently than it would be stored on disk in a traditional relational database. As data is brought into memory, QlikView also maps the linkages between data elements to help facilitate visualization of data element associations. In more recent versions of QlikView, data can be streamed directly into memory from source applications, providing a mechanism for updating the data in-memory without reloading.
QlikView’s ability to perform real-time calculations allows it to handle the calculation of complex measures and metrics quickly. QlikView is designed to spread the calculation load across all available CPU cores and to manage this workload across many concurrent users. In addition, our platform can cache results across users so that the most commonly used calculations are performed the least number of times.
QlikCommunity
We have a loyal base of users on our online community website, QlikCommunity, which is comprised of over 43,000 registered users as of December 31, 2010. Our QlikCommunity website was relaunched in May 2009, and during the year ended December 31, 2010, we averaged approximately 60 new user registrations each day. QlikCommunity provides our registered users with a low-cost, user-friendly product support resource, which includes:
•	discussion forums to share their QlikView experiences and to find answers to questions about the product and its features
•	user groups based on location, industry and job function
•	blogs written by our employees
•	user-generated content, including best practices, how-to’s, documentation and other material.
In addition, QlikCommunity provides us with a loyal network of practitioners who promote the usage of our software and provide support to users trying to solve technical problems. QlikCommunity also serves as a valuable feedback loop through which our product development team gains insights about new features and functionalities that help guide our future product development. QlikCommunity users also provide us with their contact information when they register as a member, and we effectively target these users as a pool of self-selecting, low-cost, qualified sales leads.

Research and Development
Our research and development (“R&D”) organization is responsible for the design, development, testing and support of our software. Our current research and development efforts are focused on new releases of existing products as well as new products and modules.
As of December 31, 2010, we had 96 people in our R&D organization. Our entire R&D organization is located in Lund, Sweden. The core members of our R&D team have been with our company since as early as 1996. We believe that the tenure of our core development organization provide us with a competitive advantage. We use an agile philosophy in our development process which encourages broad participation in design and testing and rapid prototyping. Our development, testing and quality assurance processes use automated testing extensively and are designed in alignment with Capability Maturity Model Integration (“CMMI”), an industry R&D process improvement approach.
We aim to release major feature releases of QlikView every 12 to 18 months, with service releases every two to four months between major releases. Some new product capabilities such as mobile technologies and data connectors that can be developed independently are released more frequently.
We work closely with our customers in developing our products and have designed a flexible product development process that is responsive to customer feedback that we receive throughout the process. Planning for each major release begins with a requirements gathering meeting called a Reference Group which gathers input from our customer-facing implementation consultants in each of our markets. As the product is developed, specific customers and partners are identified to provide detailed feedback on product design. Then, a broad set of customers and partners are involved in beta testing major releases of QlikView, which typically occurs for several months prior to general availability. In addition to local requirements, we gather all direct customer input from QlikCommunity, our community website. From the Reference Group we consolidate and prioritize all customer requirements. These requirements form the input for the Design Group which comprises core members from R&D and our Product Marketing team. The Design Group segments requirements into the product release cycle and assesses the technical feasibility of all requests.
Within our operations, we are extensive users of our own product. We install, upgrade and use our product internally in a pre-release and beta state before allowing it to be made generally available. Consequently, this process allows us to identify and resolve many deployment issues prior to making the product available to customers.
Innovation is a critical factor in the success of QlikView, and identifying and incubating innovation is built into our R&D process. We have recently added a QlikView Labs department to consolidate and manage innovative uses of QlikView and new core technologies. We invest time and money in identifying and nurturing new product concepts with the intention of incorporating successful ideas into the product as new product modules or as entirely new products.
Marketing and Sales
We market and sell our products and services through our direct sales force and an indirect sales channel comprised of a global partner network. Our direct sales force consists of professional sales people who typically have several years of experience selling enterprise software. Our global partner network brings key technological and industry expertise that we utilize to help us reach customer organizations around the world. These indirect sales channels often aid us in shortening the sales cycles we typically face with prospective customers.
Our global partner network includes master resellers, elite resellers and resellers. These partners are authorized to sell licenses and to implement and provide first line support for our products. A master reseller is generally appointed to extend geographic sales into a territory where we have no direct sales presence. Designation of elite reseller versus reseller is driven by the amount of sales volume that they derive from the sale of our product. Additionally we work with system integrators and other technological consulting firms who provide complementary skills and expertise in a certain industry or region.
Our global partner network also includes OEM partners who use QlikView technology as a bundled or add-on feature in their products and services. Typically OEM partners include software companies, SaaS vendors and information providers. More broadly, this category applies to any organization seeking to leverage QlikView to power the analytics in an existing or new product or in a service offering.
We support our global partner network through a program that provides a structured framework to effectively recruit, enable and support partners who sell and deliver complementary QlikView solutions. Our team provides a complete lifecycle of support to partners, based on three fundamental principles:
•	enable partners through technical support, education, training and certification
•	market with and for partners through branding, awareness, customer marketing and lead generation programs
•	sell QlikView and “Powered by QlikView” products with effective sales tools and sales support.

As of December 31, 2010, our global partner network was comprised of more than 1,200 partners in over 100 countries. No individual partner represented more than 3% of our revenues in the fiscal years ended December 31, 2010, 2009 or 2008.
We focus our marketing efforts on increasing brand awareness, communicating product advantages and generating qualified leads for our sales force and channel partners. We rely on a variety of marketing vehicles, including trade shows, advertising, public relations, industry research, our website and collaborative relationships with technology vendors. In addition, we work closely with a number of our global partners on co-marketing and lead-generation activities in an effort to broaden our marketing reach.
Maintenance and Services
Maintenance and Support. Our customers generally receive one year of software maintenance and support as part of their initial purchase of our products and have the option annually to renew their maintenance agreements. These annual maintenance agreements provide customers the right to receive unspecified software updates, maintenance releases and patches, and unlimited access to our support services. We engage third parties to provide first-line support for our product. We work closely with these third parties to help ensure that they have the necessary skills and product knowledge to assist our customers with installation, maintenance and other requirements. Our internal support personnel are based in our offices in Lund, Sweden; Raleigh, North Carolina; Dusseldorf, Germany; and Sydney, Australia; and they work with our third party partners to handle support issues that may arise.
Services. Our revenue model is license driven with minimal professional services required to install and configure our software. We believe that this enables our customers to achieve rapid time-to-value. While the vast majority of implementation projects are conducted by our partners, we have also established an expert services department to support customers and partners with more in-depth technical know-how and best practices about our product including implementation, scripting, user interface design, application development and security management. Training is given either in-person or online. Typically, in-person training courses are billed on a per-person, per-class basis. We have both standard packages as well as customized trainings. We also utilize and promote QlikCommunity as a supplement support resource for our customers.
Customers
As of December 31, 2010, we had approximately 18,000 active customers in over 100 countries. Our customers conduct their respective businesses in numerous industry verticals, including consumer packaged goods, financial services, pharmaceuticals, retail, manufacturing, technology and healthcare. We do not believe our business is substantially dependent on any particular customer as no customer represented more than 2% of our revenue in 2010, 2009 or 2008. Our target markets are not confined to certain industries and geographies as we are focused on providing a solution that generally meets the needs of business users.
Brand and Intellectual Property
Our intellectual property is an essential element of our business. We own registered trademarks for the “Qlik” and “QlikView” name. We rely on a combination of copyright, patent, trademark, trade dress and trade secrecy laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights both domestically and abroad. These laws, procedures and restrictions provide only limited protection. As of December 31, 2010, we had three issued U.S. patents and had a pending application for a fourth U.S. patent. In addition, we had 19 issued and six pending foreign patents. Any future patents issued to us may be challenged, invalidated or circumvented. Any patents that might be issued in the future, with respect to pending or future patent applications, may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. We endeavor to enter into agreements with our employees and contractors and with parties with whom we do business in order to limit access to and disclosure of our proprietary information.
We cannot be certain that the steps we have taken will prevent unauthorized use or reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive with ours or that infringe our intellectual property. The enforcement of our intellectual property rights also depends on any legal actions against these infringers being successful, but these actions may not be successful, even when our rights have been infringed.
Furthermore, effective patent, trademark, trade dress, copyright and trade secret protection may not be available in every country in which our products are offered. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and still evolving.
From time to time, we may encounter disputes over rights and obligations concerning intellectual property. Although we believe that our product offerings do not infringe the intellectual property rights of any third party, we cannot be certain that we will prevail in any intellectual property dispute. If we do not prevail in these disputes, we may lose some or all of our intellectual property protection, be enjoined from further sales of products determined to infringe the rights of others and/or be forced to pay substantial royalties to a third party, any of which could harm our business, financial condition and results of operations.

Competition
Our technology platform and differentiated business model help us to compete in the highly competitive business intelligence market. We face competition from many companies that are offering, or may soon offer, products that compete with our products.
To date, we have primarily faced competitors in several broad categories, including business intelligence software, analytical processes, query tools, web-based reporting tools and report delivery technology. Independent competitors that are primarily focused on business intelligence products include, among others, MicroStrategy and the SAS Institute. We also compete with large software corporations, including suppliers of enterprise resource planning software, that provide one or more capabilities competitive with our products, such as IBM, Microsoft, Oracle and SAP AG. We believe we generally compete favorably with respect to these competitors; however, some of our competitors and potential competitors have advantages over us, such as:
•	longer operating histories
•	significantly greater financial, technical, marketing or other resources
•	stronger brand and business user recognition
•	broader global distribution and presence.
Current and future competitors may also have greater resources to make strategic acquisitions. By doing so, these competitors may increase their ability to meet the needs of our potential customers. Our current or prospective indirect channel partners may establish cooperative relationships with our current or future competitors. These relationships may limit our ability to sell our products through specific distribution channels. Accordingly, new competitors or alliances among current and future competitors may emerge and rapidly gain significant market share. These developments could limit our ability to obtain revenues from new customers and to maintain technical support revenues from our installed customer base.
See Item 1A of this Annual Report on Form 10-K entitled “Risk Factors” for further discussion regarding our competition.
Culture and Employees
As a global company, we have 780 employees as of December 31, 2010, of which 199 were employed in the U.S. and 581 were employed outside the U.S. We believe that having a strong company culture and set of values is critical to our success. Our corporate culture provides us with a competitive advantage by supporting our ability to keep our market offering consistent despite a globally diverse employee base. To communicate and reinforce our culture, we have a set of corporate values which provide a framework for guiding employees in implementation of our business model without direct managerial control. Our values are:
•	challenge the conventional
•	be thorough but keep it simple
•	open and straightforward
•	take responsibility
•	teamwork yields the best results.
Our values are taught and reinforced from the moment new employees join our company. Shortly after being hired, all employees attend QlikAcademy, a week-long training session in Lund, Sweden, to learn about our product, our sales model and our cultural values. Our values form the fabric of our work ethic, and we believe that they enable us to quickly recruit and properly manage our highly talented employees. Our culture encourages the iteration of ideas to address complex technical challenges. In addition, we embrace individual thinking and creativity. Despite our growth, we constantly seek to maintain a small-company feel that promotes interaction and the exchange of ideas among employees. We try to minimize company hierarchy to facilitate meaningful communication among employees at all levels and across all departments. This openness extends to our partners and customers, as well as allowing us to establish strong relationships that contribute to our growth.

Every year since 2000 we have hosted an annual QlikTech summit where we bring together all our employees in one location to build cross-border relationships and to facilitate communications. During the summit we update employees on our progress, provide training around new initiatives, host presentations by industry speakers and key customers and allow open interaction between employees from around the world. Our summit is a critical mechanism for promoting consistent and efficient execution of the year’s strategic plan. Having the summit at a single time and in a single location provides our globally distributed organization with an opportunity to share ideas and best practices. We believe that the summit is one of the key elements in maintaining a strong company culture among our employees.
We consider our current relationship with our employees to be good. We are not a party to a collective bargaining agreement with any of our employees.
Company Information and Website
We file annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at Station Place, 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.
In addition, our company website can be found on the internet at http://www.qlikview.com. The website contains information about us and our operations. Copies of each of our filings with the SEC on Form 10-K, Form 10-Q and Form 8-K and all amendments to those reports, can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. To view the reports, access http://investor.qlikview.com and click on “Financial Information.” References to our company website address in this report are intended to be inactive textual references only, and none of the information contained on our website is part of this report or incorporated in this report by reference.

ITEM 1A.	RISK FACTORS
Our business is subject to numerous risks. You should carefully consider the risks described below together with the other information set forth in this Annual Report on Form 10-K and other documents we file with the SEC, which could materially affect our business, financial condition, and future results. The risks described below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results.
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
We have limited experience in targeting the global business intelligence marketplace. In addition, we have a limited operating history in an industry characterized by rapid technological innovation, changing customer needs, evolving industry standards and frequent introductions of new products, enhancements and services. Any of these factors can render our existing software platform and services obsolete or unmarketable. We believe that our future success will depend in large part on our ability:
•	to support current and future releases of popular hardware, operating systems, computer programming languages, databases and software applications
•	to develop new products that achieve market acceptance in a timely manner
•	to meet an expanding range of customer requirements.
As we encounter increasing competitive pressures, we will likely be required to modify, enhance, reposition or introduce new products and service offerings. We may not be successful in doing so in a timely, cost-effective and appropriately responsive manner, or at all. All of these factors make it difficult to predict our future operating results which may impair our ability to manage our business.
We may experience quarterly fluctuations in our operating results due to a number of factors which make our future results difficult to predict and could cause our operating results to fall below expectations or our guidance.
Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our past results should not be relied on as an indication of our future performance. If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, the price of our common stock could decline substantially.
Our operating results have varied in the past. In addition to other risk factors listed in this “Risk Factors” section, factors that may affect our quarterly operating results, business and financial condition include the following:
•	demand for our software platform and services and the size and timing of orders
•	market acceptance of our current and future products
•	a slowdown in spending on information technology and software by our current and/or prospective customers
•	sales cycles and performance of our indirect channel partners and original equipment manufacturers (known as OEMs)
•	budgeting cycles of our customers
•	the management, performance and expansion of our international operations
•	the rate of renewals of our maintenance agreements
•	changes in the competitive dynamics of our markets
•	our ability to control costs, including our operating expenses
•	customers delaying purchasing decisions in anticipation of new products or product enhancements by us or our competitors
•	the outcome or publicity surrounding any pending or threatened lawsuits
•	the timing of recognizing revenue in any given quarter as a result of revenue recognition rules

•	an increase in the rate of product returns
•	foreign currency exchange rate fluctuations
•	failure to successfully manage any acquisitions
•	general economic and political conditions in our domestic and international markets.
In addition, we may in the future experience fluctuations in our gross and operating margins due to changes in the mix of our direct and indirect sales, domestic and international revenues, and license and professional services revenues.
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
We are dependent on a single product platform, QlikView. Our business would be harmed by a decline in demand for, or in the price of, our software platform as a result of, among other factors:
•	any change in our pricing model
•	increased competition
•	support, research and development or other expenditures undertaken in attempts, whether or not successful, to develop new products
•	maturation in the markets for our products.
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
In addition to our direct sales force, we use strategic indirect channel partners, such as distribution partners, value-added resellers, system integrators and OEMs to license and support our software platform. For the year ended December 31, 2010, transactions by indirect channel partners accounted for more than 50% of our total product licenses and first year maintenance billings.
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
We receive a significant portion of our total revenues from international sales from foreign direct and indirect operations. International revenues accounted for approximately 75% for the year ended December 31, 2010 and 77% of our total revenues for each of the years ended December 31, 2009 and 2008. We have facilities located in Australia, Austria, Belgium, Canada, Denmark, Finland, France, Germany, Hong Kong, India, Italy, Japan, the Netherlands, Norway, Portugal, Russia, Singapore, Spain, Sweden, Switzerland, the United Arab Emirates and the United Kingdom. We expect to continue to add personnel in additional countries. Our international operations require significant management attention and financial resources.
There are certain risks inherent in our international business activities including, but not limited to:
•	managing and staffing international offices and the increased costs associated with multiple international locations
•	maintaining relationships with indirect channel partners outside the U.S., whose sales and lead generation activities are very important to our international operations
•	multiple legal systems and unexpected changes in legal requirements
•	tariffs, export restrictions, trade barriers and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets
•	trade laws and business practices favoring local competition
•	costs of localizing products and potential lack of acceptance of localized versions
•	potential tax issues, including restrictions on repatriating earnings and multiple and conflicting tax laws and regulations
•	employer payroll tax withholdings with respect to exercises by employees of options to purchase common stock
•	weaker intellectual property protection in some countries
•	difficulties in enforcing contracts and collecting accounts receivable, longer sales cycles and longer payment cycles, especially in emerging markets

•	the significant presence of some of our competitors in certain international markets
•	our ability to adapt to sales practices and customer requirements in different cultures
•	political and economic instability, including war and terrorism or the threat of war and terrorism.
We believe that, over time, a significant portion of our revenues and costs will continue to be denominated in foreign currencies. To the extent such denomination in foreign currencies does occur, gains and losses on the conversion to the U.S. dollar of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in our results of operations. Although we may in the future decide to undertake foreign exchange hedging transactions to cover a portion of our foreign currency transaction exposure, we currently do not hedge any foreign currency exposure. If we are not effective in any future foreign exchange hedging transactions in which we engage, our business, operating results and financial condition could be harmed.
In addition, compliance with foreign and U.S. laws and regulations that are applicable to our international operations is complex and may increase our cost of doing business in international jurisdictions, and our international operations could expose us to fines and penalties if we fail to comply with these regulations. These laws and regulations include import and export requirements, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials. Although we have implemented policies and procedures designed to help ensure compliance with these laws, there can be no assurance that our employees, partners and other persons with whom we do business will not take actions in violation of our policies or these laws. Any violations of these laws could subject us to civil or criminal penalties, including substantial fines or prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation, our brand and our international expansion efforts.
Our failure to manage any of these risks successfully could harm our international operations and reduce our international sales.
If new industry standards emerge or if we are unable to respond to rapid technological changes, demand for our software platform may be adversely affected.
We believe that our future success will depend in large part on our ability:
•	to support current and future industry standards, including databases and operating systems
•	to maintain technological competiveness and meet an expanding range of customer requirements
•	to introduce new products and features for our customers.
The emergence of new industry standards in related fields may adversely affect the demand for our existing software platform. If new technologies emerged that were incompatible with customer deployments of our software platform, our business and results of operations may be adversely affected. We currently support Open Database Connectivity, or ODBC, and Object Linking and Embedding Database, or OLEDB, standards in database access technology. If we are unable to adapt our software platform on a timely basis to new standards in database access technology, the ability of our software platform to access customer databases could be impaired. In addition, the emergence of new server operating systems standards could adversely affect the demand for our existing software platform. Our platform currently requires the Windows Server operating system when deployed on a server, as used in most multi-user deployments. If customers are unwilling to use Windows Server, we may not be able to achieve compatibility on a timely basis or without substantial research and development and support expense. We currently support all generally available client operating systems that run industry standard web browsers, but we cannot provide assurance that we will be able to support future client operating systems and web browsers in a timely and cost-effective manner, if at all.
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
Any decline in maintenance renewals could harm our future operating results. We sell our software platform pursuant to a perpetual license with a fixed upfront fee which ordinarily includes one year of maintenance as part of the initial price. Our customers have no obligation to renew their maintenance agreements after the expiration of this initial period, and they may not renew these agreements. We may be unable to predict future customer renewal rates accurately. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our software platform, the prices of our software platform, the prices of products and services offered by our competitors or reductions in our customers’ spending levels. If our customers do not renew their maintenance arrangements or if they renew them on less favorable terms, our revenue may decline and our business will suffer. A substantial portion of our quarterly maintenance revenue is attributable to maintenance agreements entered into during previous quarters. As a result, if there is a decline in renewed maintenance agreements in any one quarter, only a small portion of the decline will be reflected in our maintenance revenue recognized in that quarter and the rest will be reflected in our maintenance revenue recognized in the following four quarters or more. In addition, we may have difficulties collecting renewal fees from our customers, especially in regards to customers located in emerging international markets. If we are unable to collect renewal fees from customers, our business will be harmed.
Our software platform could contain undetected errors, or bugs, which could cause problems with product performance and which could in turn reduce demand for our software platform, reduce our revenue and lead to product liability claims against us.
Software products like ours, which consist of hundreds of thousands of lines of code and incorporate licensed software from third parties, may contain errors and/or defects. Although we test our software extensively, we have in the past discovered software errors in our products after their introduction. Despite testing by us and by our current and potential customers, errors may be found in new products or releases after deployment begins. This could result in lost revenue, damage to our reputation or delays in market acceptance which could harm our business, operating results and financial condition. We may also have to expend resources to correct these defects.
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
We believe that developing and maintaining awareness and integrity of our brand in a cost effective manner are important to achieving widespread acceptance of our existing and future products and are important elements in attracting new customers. We believe that the importance of brand recognition will increase as competition in our market further intensifies. Successful promotion of our brand will depend on the effectiveness of our marketing efforts and on our ability to provide reliable and useful products at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in building our brand. We also rely on our customer base and community of end-users in a variety of ways, including to give us feedback on our products and to provide user-based support to our other customers. If we fail to promote and maintain our brand successfully or to maintain loyalty among our customers and QlikCommunity, our user community, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract new customers or retain our existing customers and our business may be harmed.
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
We have recently expanded our operations and employee headcount significantly, and we anticipate that further significant expansion will be required. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Sustaining our growth will place significant demands on our management as well as on our administrative, operational and financial resources. To manage our growth, we must continue to improve our operational, financial and management information systems and expand, motivate and manage our workforce. If we are unable to manage our growth successfully without compromising our quality of service and our profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our revenues and profits could be harmed. Risks that we face in undertaking future expansion include:
•	training new personnel to become productive and generate revenue
•	controlling expenses and investments in anticipation of expanded operations
•	implementing and enhancing our administrative infrastructure, systems and processes
•	addressing new markets
•	expanding operations in the U.S. and new international regions.
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
In addition, we must successfully integrate new employees into our operations and generate sufficient revenues to justify the costs associated with these employees. If we fail to successfully integrate employees or to generate the revenue necessary to offset employee-related expenses, our business and financial results could be adversely affected.
The success of our business is also heavily dependent on the leadership of our key management personnel, including Lars Björk, Chief Executive Officer, and other members of our senior management team. The loss of one or more key employees could adversely affect our continued operations.
Our future success depends in a large part upon the continued service of key members of our senior management team. In particular, Lars Björk, our Chief Executive Officer, is critical to the overall management of QlikTech, as well as the development of our technology, our culture, and our strategic direction. The loss of any of our management or key personnel could seriously harm our business.

Future product development is dependent on adequate research and development resources.
In order to remain competitive, we must continue to develop new products, applications and enhancements to our existing software platform. This is particularly true as we further expand our product capabilities. Maintaining adequate research and development resources, such as the appropriate personnel, talent and development technology, to meet the demands of the market is essential. Our research and development organization is located in Lund, Sweden, and we may have difficulty hiring suitably skilled personnel in this region or expanding our research and development organization to facilities located in other geographic locations. In addition, many of our competitors expend a considerably greater amount of resources on their respective research and development programs. Our failure to maintain adequate research and development resources or to compete effectively with the research and development programs of our competitors would present an advantage to such competitors.
If we fail to offer high quality customer support, our business would suffer.
Once our software platform and solutions are deployed to our customers, our customers rely on our support services to resolve any related issues. High quality customer support is important for the successful marketing and sale of our software platform and services and for the renewal of existing customers. The importance of high quality customer support will increase as we expand our business and pursue new enterprise customers. If we do not help our customers quickly resolve post-deployment issues and provide effective ongoing support, our ability to sell our software platform and professional services to existing customers would suffer and our reputation with existing or potential customers would be harmed.
We currently utilize a combination of internal support personnel and third party support organizations, and we cannot provide assurance that actions taken or not taken by our third party support organization will not harm our reputation or business. As we expand our sales, we will be required to engage and train additional support personnel and resources. Further, our support organization will face additional challenges as we enter new international markets, including challenges associated with delivering support, training and documentation in languages required by new customers. If we fail to maintain high quality customer support or to grow our internal and external support organization to match any future sales growth, our business will suffer.
If we do not meet our revenue forecasts, we may be unable to reduce our expenses to avoid or minimize harm to our results of operations.
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

Responding to any infringement claim, regardless of its validity, or discovering open source software in our product could harm our business, operating results and financial condition, by, among other things:
•	resulting in time-consuming and costly litigation
•	diverting management’s time and attention from developing our business
•	requiring us to pay monetary damages or enter into royalty and licensing agreements that we would not normally find acceptable
•	causing product shipment or deployment delays
•	requiring us to stop selling certain of our products
•	requiring us to redesign certain of our products using alternative non-infringing or non-open source technology or practices, which could require significant effort and expense
•	requiring us to disclose our software source code, the detailed program commands for our software program
•	requiring us to satisfy indemnification obligations to our customers.
Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our software platform, services and brand.
As of December 31, 2010, we had three issued U.S. patents and one pending U.S. patent expiring at various times ranging from 2015 to 2029 and 19 issued and six pending foreign patents expiring at various times ranging from 2015 to 2029. We rely on a combination of copyright, trademark, patent, trade secrets, confidentiality procedures and contractual commitments to protect our proprietary information. For example, we license our software pursuant to click-wrap or signed license agreements that impose certain restrictions on a licensee’s ability to utilize the software. We also seek to avoid disclosure of our intellectual property, including by requiring those persons with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code.
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
Computer programmers and hackers may be able to penetrate our network security and misappropriate our confidential information or that of third parties, create system disruptions or cause interruptions or shutdowns of our internal systems and services. If successful, any of these events could damage our computer systems or those of our customers and could disrupt or prevent us from providing timely maintenance and support for our software platform. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. The costs to us to eliminate or alleviate security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and the efforts to address these problems could result in interruptions, delays, cessation of service and loss of existing or potential customers and may impede our sales and other critical functions.
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

•	a lack of experience in new markets, new business culture, products or technologies or an initial dependence on unfamiliar distribution partners
•	the possibility that we will pay more than the value we derive from the acquisition
•	the impairment of relationships with customers, partners or suppliers of the acquired business or our customers
•	the potential loss of key employees of the acquired company.
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
We have historically relied on outside financing and cash flow from operations to fund our operations, capital expenditures and expansion. However, we may require additional capital in the future to fund our operations and acquisitions, finance investments in equipment or personnel or respond to competitive pressures. We cannot provide assurance that additional financing will be available on terms acceptable to us. In addition, the terms of available financing may place limits on our financial and operational flexibility. If we are unable to obtain sufficient capital in the future, we may not be able to continue to meet customer demand for service quality, availability and competitive pricing. We also may be forced to reduce our operations or may not be able to expand or acquire complementary businesses, develop new services or otherwise respond to changing business conditions or competitive pressures.

Prolonged economic uncertainties or downturns could materially harm our business.
Current or future economic downturns could harm our business and results of operations. Negative trends in the general economy both in the U.S. and abroad, including trends resulting from actual or threatened military action by the U.S., terrorist attacks on the U.S., Europe or elsewhere, and financial and credit market fluctuations, could cause a decrease in corporate spending on business intelligence software in general and negatively affect the rate of growth of our business.
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
We maintain operating bank accounts at financial institutions in the U.S., Sweden and other regions. In particular, a significant amount of our cash balances in the U.S. and Sweden are in excess of the insurance limits of the U.S. government’s Federal Deposit Insurance Corporation, or FDIC and Swedish government’s Swedish Deposit Insurance Scheme, or Insättningsgarantin. The FDIC insures deposits in most banks and savings associations located in the U.S. and protects depositors against the loss of their deposits if an FDIC-insured bank or savings association fails, subject to specified monetary ceilings. Similarly, the Swedish Deposit Insurance Scheme is a state-provided guarantee of deposits in accounts at Swedish banks, subject to specified monetary ceilings. We could incur substantial losses if the underlying financial institutions in these or other regions fail or are otherwise unable to return our deposits.
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
The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal control over financial reporting and disclosure controls and procedures. Under the SEC’s current rules, beginning with the year ending December 31, 2011, we will be required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our independent registered public accounting firm will also be required to report on our internal control over financial reporting. Our testing and our independent registered public accounting firm’s testing may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses and render our internal control over financial reporting ineffective. Due to the extent of our international operations, our financial reporting requires substantial international activities, resources and reporting consolidation. We expect to incur substantial accounting and auditing expense and to expend significant management time in complying with the requirements of Section 404. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to investigations or sanctions by the SEC, the Financial Industry Regulatory Authority, Inc., known as FINRA, or other regulatory authorities. In addition, we could be required to expend significant management time and financial resources to correct any material weaknesses that may be identified or to respond to any regulatory investigations or proceedings.
We have previously identified material weaknesses in our internal control over financial reporting, and if we are unable to achieve and maintain effective internal control over financial reporting, this could have a material adverse effect on our business and common stock price.
We produce our consolidated financial statements in accordance with the requirements of United States generally accepted accounting principles (“U.S. GAAP”), but our internal accounting controls may not currently meet all standards applicable to companies with publicly traded securities. Effective internal controls are necessary for us to provide reliable financial reports to help mitigate the risk of fraud and to operate successfully as a publicly traded company.

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2009, we identified a material weakness in the design and operation of our internal controls over financial reporting relating to the accounting for expenses in one of our European operating subsidiaries. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. Specifically, we determined that we had insufficient reconciliation and oversight of our accounting for accrued and prepaid expenses in one of our European operating subsidiaries during our financial statement close process which would have resulted in the overstatement of our assets and liabilities in the consolidated balance sheet and an overstatement of operating expenses and understatement of net income. During 2010, we have implemented procedures and controls designed to improve communication and overview of financial reporting by our geographic territories, including the affected operating subsidiary noted above, during our reporting consolidation processes. These procedures and controls include a monthly review of each of our territory’s financial results by financial controllers outside of the respective territory; increased communications, including monthly videoconferences among all regional financial controllers to address any material topics; and a quarterly requirement for all reporting territories to provide detailed commentary and analysis of material balance sheet positions and operating results for internal review purposes. We believe we have remediated this material weakness. In connection with the preparation of our consolidated financial statements for the year ended December 31, 2008, we identified a material weakness in our formal financial statement closing process. We remediated this material weakness during 2009 by implementing additional controls, including increasing our corporate accounting staff, implementing additional system controls and establishing a formalized closing calendar.
Although we believe we have addressed the internal control deficiencies that led to the material weaknesses, the measures we have taken may not be effective given our global operations and distribution capabilities, and we may not be able to implement and maintain effective internal control over financial reporting in the future. If we have these or other material weaknesses in the future, it could affect the financial results that we report or create a perception that those financial results do not fairly state our financial condition or results of operations. Either of those events could have an adverse effect on the value of our common stock.
Our results of operations may be adversely affected by changes in or interpretations of accounting standards.
We prepare our consolidated financial statements in conformity with U.S. GAAP. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting standards. It is possible that future requirements, including the recently proposed implementation of International Financial Reporting Standards (“IFRS”), could change our current application of U.S. GAAP, resulting in a material adverse impact on our financial position or results of operations. Our accounting policies that recently have been or may be affected by changes in the accounting rules are as follows:
•	software revenue recognition
•	accounting for income taxes
•	accounting for leases
•	accounting for business combinations and related goodwill
•	accounting for stock issued to employees
•	assessing fair value of financial and non-financial assets
•	application, if any, of IFRS.
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
We may have exposure to additional tax liabilities.
We are subject to taxes in the U.S. and numerous foreign jurisdictions. All of these jurisdictions have in the past and may in the future make changes to their corporate income tax rates and other income tax laws which could increase our future income tax provision.
Our future income tax obligations could be affected by earnings that are lower than anticipated in jurisdictions where we have lower statutory rates and by earnings that are higher than anticipated in jurisdictions where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, changes in the amount of unrecognized tax benefits or by changes in tax laws, regulations, accounting principles or interpretations thereof.
Our determination of our tax liability is subject to review by applicable U.S. federal, state and local and foreign tax authorities. Any adverse outcome of such a review could harm our operating results and financial condition. The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. Moreover, as a multinational business, we have subsidiaries that engage in many intercompany transactions in a variety of tax jurisdictions where the ultimate tax determination is uncertain.
We are also subject to non-income taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes in the United States and various foreign jurisdictions. We are regularly under audit by tax authorities with respect to these non-income taxes and may have exposure to additional non-income tax liabilities which could have an adverse effect on our results of operations and financial condition. In addition, our future effective tax rates could be favorably or unfavorably affected by changes in tax rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or their interpretation. Such changes could have a material adverse impact on our financial results.

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
The market price of our common stock could be highly volatile and may fluctuate substantially due to the following factors (in addition to the other risk factors described in this section):
•	quarterly variations in our results of operations or those of our competitors
•	announcements by us or our competitors of acquisitions, new products, significant contracts or commercial relationships
•	our ability to respond to changing industry standards, technological developments or customer requirements on a timely basis
•	commencement of, or our involvement in, litigation
•	any major change in our board of directors or management
•	recommendations by securities analysts or changes in earnings estimates
•	announcements about our earnings that are not in line with analyst expectations
•	announcements by our competitors of their earnings that are not in line with analyst expectations
•	the volume of shares of our common stock available for public sale
•	sales of stock by us or by our stockholders
•	short sales, hedging and other derivative transactions involving shares of our common stock
•	adoption of new accounting standards
•	general economic conditions in the U.S. and abroad and slow or negative growth of related markets
•	general political conditions in the U.S. and abroad, including terrorist attacks, war or threat of terrorist attacks or war.
In addition, the stock market in general, Nasdaq and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. These broad market and industry factors may materially harm the market price irrespective of our operating performance. As a result of these factors, an investor might be unable to resell their shares at or above the price paid. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against the affected company. This type of litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Future sales of our common stock in the public market, including sales by our stockholders with significant holdings, may depress our stock price.
The market price of our common stock could drop due to sales of a large number of shares or the perception that such sales could occur, including sales or perceived sales by our directors, officers or large stockholders. These sales could also make it more difficult or impossible for us to sell equity securities in the future at a time and price that we deem appropriate to raise funds through future offerings of common stock.
Our management will have broad discretion over the use of our cash reserves, if any, and might not apply this cash in ways that increase the value of an investment.
Our management will have broad discretion to use our cash reserves, if any, and you will be relying on the judgment of our management regarding the application of this cash. They might not apply our cash in ways that increase the value of an investment. We expect to use our cash reserves for general corporate purposes, including working capital, capital expenditures, acquisitions and further development of our services and solutions. We have not allocated this cash for any specific purposes. Our management might not be able to yield any return on the investment and use of this cash.
We currently do not intend to pay dividends on our common stock, and consequently, your only opportunity to achieve a return on investment is if the price of our common stock appreciates and you sell your shares at a price above your cost.
We currently do not intend to declare or pay dividends on shares of our common stock in the foreseeable future. See “Dividend Policy” for more information. Consequently, your only opportunity to achieve a return on your investment in our company will be if the market price of our common stock appreciates and you sell your shares at a price above your cost. There is no guarantee that the price of our common stock will ever exceed the price that you pay. Investors seeking cash dividends should not purchase our common stock.
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

•	require that directors only be removed from office for cause
•	provide that vacancies on the board of directors, including newly-created directorships, may be filled only by a majority vote of directors then in office
•	limit who may call special meetings of stockholders
•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders
•	establish advance notice requirements for nominating candidates for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our global corporate headquarters and principal executive offices are located in Radnor, Pennsylvania. In November 2010, we entered into an amendment to the lease for our global corporate headquarters and principal executive offices which increased the aggregate rentable square footage to 39,200 square feet. Our development offices are located in Lund, Sweden. In December 2010, we entered into a transfer agreement with a third party to lease an aggregate rentable square footage in Lund, Sweden of 11,253 square feet. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commitments & Off-Balance Sheet Arrangements.”

Location	Type of Facility	Size (in sq. ft)	Ownership Status	Lease Expiration Date

Radnor, Pennsylvania	Headquarters	17,330	Leased	September 30, 2011
Lund, Sweden	Corporate and Research & Development	11,253	Leased	October 31, 2016
We maintain other leased locations in the U.S. and throughout the world. In the U.S., we lease additional office space in Boston, Massachusetts, Chicago, Illinois, Dallas, Texas, Raleigh, North Carolina, and San Mateo, California. Throughout the world, we lease offices in Australia, Austria, Belgium, Canada, Denmark, Finland, France, Germany, Hong Kong, India, Italy, Japan, the Netherlands, Norway, Portugal, Russia, Singapore, Spain, Sweden, Switzerland, the United Arab Emirates and the United Kingdom. We believe our current facilities and planned expansion facilities will be adequate for the foreseeable future; however, we will continue to seek additional space as needed to satisfy any growth.

ITEM 3.	LEGAL PROCEEDINGS
From time to time, we may become involved in routine legal proceedings in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, operating results, financial condition or cash flows.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is quoted on Nasdaq under the symbol “QLIK.” The following table sets forth, for the period indicated, the high and low sales prices of our common stock as reported by Nasdaq.

	High	Low

Year ended December 31, 2009:
First quarter	$—	$—
Second quarter	$—	$—
Third quarter	$—	$—
Fourth quarter	$—	$—

Year ended December 31, 2010:
First quarter	$—	$—
Second quarter	$—	$—
Third quarter	$27.70	$12.00
Fourth quarter	$29.25	$20.55
As of March 14, 2011, there were approximately 240 holders of record of our common stock. The number of holders of record of our common stock does not reflect the number of beneficial holders whose shares are held by depositors, brokers or other nominees.
Dividend Policy
We have never paid cash dividends. It is our policy to retain earnings to finance the growth and development of our business and, therefore, we do not anticipate paying any dividends in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides certain information regarding our equity compensation plans in effect as of December 31, 2010:

Equity Compensation Plan Information
Number of Securities
	Number of				Remaining Available
	Securities to be				for Issuance Under
	Issued Upon		Weighted-Average		Equity Compensation
	Exercise of		Exercise Price of		Plans (Excluding
	Outstanding Options,		Outstanding Options,		Securities Reflected
Plan Category	Warrant and Rights		Warrants and Rights		in Column (a))
	(a)		(b)		(c)

Equity compensation plans approved by security holders	12,094,265	(1)	$2.98	(2)	2,644,280	(3)

Equity compensation plans not approved by security holders	—		—		—

Total	12,094,265	(1)	$2.98	(2)	2,644,280	(3)

(1)
Includes 614,900 shares issuable upon exercise of outstanding options and 40,820 shares issuable upon settlement of restricted stock units under the 2010 Equity Incentive Plan. Includes 7,204,516 shares issuable upon exercise of outstanding options under the 2007 Equity Incentive Plan. Includes 4,234,029 shares issuable upon exercise of outstanding options under the 2004 Equity Incentive Plan.

(2)	Does not take into account restricted stock units, which have no exercise price.

(3)
On January 1 of each year, the number of shares reserved under the 2010 Equity Incentive Plan is automatically increased by the lowest of (a) 3.75% of the total number of shares of Common Stock that are outstanding at that time, or (b) 3,300,000 shares or (c) such lesser number as may be approved by the Company’s board of directors.

Stock Performance Graph
The following graph compares the cumulative 5-month total return to shareholders on Qlik Technologies Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Computer & Data Processing index. The graph assumes that the value of the investment in the Company’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on July 16, 2010 and tracks it through December 31, 2010.

	July 16, 2010	December 31, 2010
Qlik Technologies Inc.	$100.00	$202.11
NASDAQ Composite	$100.00	$126.26
NASDAQ Computer & Data Processing	$100.00	$131.76
Recent Sales of Unregistered Securities

(1)
From January 1, 2010 through July 15, 2010, we sold and issued to our employees and service providers an aggregate of 776,443 shares of our common stock pursuant to option exercises under our 2004 Omnibus Stock Option and Award Plan and 2007 Omnibus Stock Option and Award Plan at prices ranging from $0.6298 to $3.81 per share for an aggregate purchase price of $922,728.

(2)
From January 1, 2010 through July 15, 2010, we granted to our employees and service providers options to purchase an aggregate of 1,425,500 shares of our common stock under our 2007 Omnibus Stock Option and Award Plan at prices ranging from $5.18 to $6.91 per share for an aggregate purchase price of $8,941,090.

(3)	On January 22, 2010, we issued an aggregate of 120,000 shares of our common stock at a price of $5.18 per share to three individuals in connection with the acquisition of Syllogic Corporation.

(4)	On November 2, 2010, we issued 253,605 shares of our common stock upon net exercise of a warrant.

(5)	On November 4, 2010, we issued 93,981 shares of our common stock upon exercise of a warrant for an aggregate of $155,069.

(6)	On December 8, 2010, we issued 214,200 shares of our common stock upon exercise of a warrant for an aggregate of $494,802.

No underwriters were involved in the foregoing sales of securities. The issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, Rule 701 promulgated under Section 3(b) of the Securities Act or Regulation S under the Securities Act. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the stock certificates, warrant agreements and option agreements issued in such transactions.
Use of Proceeds
In July 2010, we completed the initial public offering of shares of our common stock, in which 12,880,000 shares of common stock were sold at a price to the public of $10.00 per share for an aggregate offering price of $128.8 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-165844), which was declared effective by the SEC on July 15, 2010. The offering commenced as of July 15, 2010 and did not terminate before all of the securities registered in the registration statement were sold. The syndicate of underwriters was led by Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., and J.P. Morgan Securities Inc. as joint book-running managers for the offering, Jefferies & Company, Inc. and Stifel Nicolaus Weisel served as co-managers for the offering. The net proceeds from the initial public offering were approximately $115.1 million after deducting underwriting discounts of $9.0 million and offering costs of $4.7 million.
We used approximately $5.4 million of the net proceeds from the offering to repay in full the principal and accrued interest and prepayment fee on our prior debt facility. We intend to use the balance of the net proceeds from the offering for working capital and other general corporate purposes, including financing our growth, developing new products and funding capital expenditures. Pending such usage, we have invested the net proceeds primarily in short-term, interest-bearing money market accounts.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
The consolidated statements of income data for the three years ended December 31, 2010 and the consolidated balance sheet data as of December 31, 2010 and 2009 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of income data for the years ended December 31, 2007 and 2006 and the consolidated balance sheet data as of December 31, 2008, 2007 and 2006 have been derived from our audited consolidated financial statements that do not appear in this Annual Report on Form 10-K. The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Conditions and Operations” set forth below and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except share and per share data)
Consolidated statements of income data:
Revenue:
License revenue	$145,225	$99,864	$74,446	$51,482	$28,915
Maintenance revenue	59,846	41,390	29,401	17,747	9,797
Professional services revenue	21,450	16,105	14,417	11,357	5,558

Total revenue	226,521	157,359	118,264	80,586	44,270
Cost of revenue:
License revenue	3,670	3,663	3,071	2,949	1,140
Maintenance revenue	3,998	1,635	1,365	580	352
Professional services revenue	16,054	11,802	9,562	8,177	4,582

Total cost of revenue	23,722	17,100	13,998	11,706	6,074

Gross profit	202,799	140,259	104,266	68,880	38,196
Operating expenses:
Sales and marketing	122,394	93,349	74,267	48,249	26,999
Research and development	13,537	8,735	8,258	5,419	3,275
General and administrative	39,300	25,009	20,190	15,154	9,699

Total operating expenses	175,231	127,093	102,715	68,822	39,973

Income (loss) from operations	27,568	13,166	1,551	58	(1,777)
Other income (expense), net	(6,854)	(4,529)	3,304	(463)	(748)

Income (loss) before benefit (provision) for income taxes	20,714	8,637	4,855	(405)	(2,525)
Benefit (provision) for income taxes	(7,198)	(1,776)	(1,860)	40	—

Net income (loss)	$13,516	$6,861	$2,995	$(365)	$(2,525)

Net income (loss) per common share:
Basic	$0.24	$0.07	$0.01	$(0.03)	$(0.20)
Diluted	$0.21	$0.06	$0.01	$(0.03)	$(0.20)
Weighted average number of common shares:
Basic	45,232,782	16,267,186	14,552,999	13,526,926	12,515,571
Diluted	52,061,916	20,778,448	16,523,443	13,526,926	12,515,571

The chart above includes the following stock-based compensation expense:

	2010	2009	2008	2007	2006
	(in thousands)

Cost of revenue	$188	$82	$39	$12	$2
Sales and marketing	1,572	733	285	103	12
Research and development	96	79	19	6	1
General and administrative	1,162	585	388	69	11

	$3,018	$1,479	$731	$190	$26

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands)

Consolidated balance sheet data:
Cash and cash equivalents	$158,712	$24,852	$14,800	$9,214	$4,401
Working capital	149,069	14,829	12,155	2,411	2,958
Total assets	265,064	102,967	67,018	50,684	25,827
Deferred revenue	50,024	35,575	22,143	17,297	9,760
Long-term debt, including current portion	—	11,436	10,762	1,855	1,965
Convertible preferred stock	—	23,901	23,901	23,901	23,901
Total stockholders’ equity (deficit)	159,190	(9,103)	(17,368)	(20,877)	(21,190)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Annual Report on Form 10-K, including those set forth under “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”
Introduction
Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided to help provide an understanding of our financial condition and results of operations. This item of our Annual Report on Form 10-K is organized as follows:
•
Overview and Key Financial Metrics and Trends. This section provides a general description of our business, the key financial metrics that we use in assessing our performance, and anticipated trends that we expect to affect our financial condition and results of operations.

•	Consolidated Results of Operations. This section provides an analysis of our results of operations for the years ended December 31, 2010, 2009 and 2008.
•	Foreign Exchange Rates. This section provides for impact of foreign exchange rates.
•	Seasonality. This section discusses the seasonality in the sale of our products and services.
•	Acquisitions. This section discusses recent acquisitions and how we account for them.
•
Liquidity and Capital Resources. This section provides an analysis of our cash flows for the years ended December 31, 2010, 2009 and 2008, a discussion of our capital requirements, and the resources available to us to meet those requirements.

•
Critical Accounting Policies and Estimates. This section discusses accounting policies that are considered important to our financial condition and results of operations. The accounting policies require significant judgment or require estimates on our part in applying them. Our significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 2 to the consolidated financial statements.

•
Contractual Obligations and Commitments & Off-Balance Sheet Arrangements. This section discusses contractual obligations and commitments and off-balance sheet arrangements expected to have an impact on our liquidity and cash flow in future periods.

•	Inflation. This section discusses inflation that could impact our financial condition and results of operations.
•	Recent Accounting Pronouncements. This section provides for recent accounting pronouncements that could impact our financial condition and results of operations.
Overview
We have pioneered a powerful, user-driven business intelligence solution that enables our customers to make better and faster business decisions. Our Business Discovery platform, QlikView, combines enterprise-class analytics and search functionality with the simplicity and ease-of-use found in office productivity software tools for a broad set of business users. QlikView is powered by our in-memory associative search technology, which has utilized rapid advances in computing power to yield significant improvement in flexibility and performance at a lower cost than traditional business intelligence solutions. We have grown our customer base from over 4,000 active customers in 2006 to approximately 18,000 active customers as of December 31, 2010 and increased our revenue at a 50.4% compound annual growth rate during the same period. We added an average of approximately 400 new customers per month during fiscal year 2010. Our solution addresses the needs of a diverse range of customers from middle market customers to large enterprises such as Autodesk, Campbell Soup Company, Colonial Life, The Dannon Company, Inc., Heidelberger Druckmaschinen AG, ING, Kraft foods, Lifetime Brands, Nasdaq OMX, National Health Service (NHS), Qualcomm, Symantec and Volvo Car UK Limited. We currently have customers in over 100 countries, and approximately 75%, 77%, and 77% of our revenue for the years ended December 31, 2010, 2009, and 2008, respectively, was derived internationally.
We have a differentiated business model designed to accelerate the adoption of our product by reducing the time and cost to purchase and implement our software. Our low risk approach to product sales, which offers free product downloads to individuals and a 30-day money back guarantee upon purchase, provides a needed alternative to costly, all-or-nothing, traditional business intelligence sales models. We initially focus on specific business users or departments within a prospective customer’s organization and seek to solve a targeted business need. After demonstrating QlikView’s benefits to initial adopters within an organization, we work to expand sales of our product to other business units, geographies and use cases with the long-term goal of broad organizational deployment.

We license QlikView under perpetual licenses which include one year of maintenance as part of the initial purchase price of the product. Our customers can renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. For each of the years ended December 31, 2010 and 2009, our total revenue was comprised of 64% license revenue, 26% maintenance revenue, and 10% professional services revenue. For the year ended December 31, 2008, our total revenue was comprised of 63% license revenue, 25% maintenance revenue, and 12% professional services revenue. We have a diversified distribution model that consists of a direct sales force and a partner network of resellers, OEM relationships and systems integrators which accounted for more than 50% of our total product license and first years’ maintenance billings during the years ended December 31, 2010 and 2009. Additionally, our online QlikCommunity provides us with a loyal and growing network of users who promote our software, provide support for other users and contribute valuable insights and feedback for our product development efforts.
To complement QlikView, we have developed a differentiated business model that has the following attributes:
•	Broad User Focus — marketing and selling QlikView directly to the business user by providing an easy-to-use platform that can be used with minimal training
•	Low Risk Rapid Product Adoption — providing a low risk alternative to costly, all-or-nothing, enterprise-wide deployment requirements
•	“Land and Expand” Customer Penetration — initially targeting business users in an organization to create a loyal user base that promotes broad adoption of our software platform across an organization
•	Globally Diversified Distribution Model — employing a multi-pronged international sales approach that leverages a direct sales force and partner network
•	Community-Based Marketing and Support — augmenting our development, marketing and support efforts through our online QlikCommunity.
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
From a risk perspective, we have had to deal with the impact of the recessionary global environment during the past several years, although we anticipate that the negative impact of these conditions will continue to moderate. We have faced pricing pressure from some of our larger competitors to which we have attempted to respond by focusing on the value delivered by QlikView in comparison to more traditional business intelligence products, and we believe that this has helped to minimize the loss of potential new business from this pressure. Also, the rapid growth in our business has required the continued hiring of experienced staff across all of our geographic territories. To aid this effort we have focused on improving our local recruiting initiatives, as well as developing further internal training programs to prepare executives for greater responsibilities.
We were founded in Sweden in 1993. From 1993 until 1999, our activities were focused on software research and development that resulted in QlikView’s core technology, and from 1999 until 2004 we focused on the commercialization of our technology primarily in the Nordic market and limited regions of Europe. In late 2004, we reincorporated in Delaware and began to broaden our marketing and sales activities in the U.S. and continued our expansion globally.
In July 2010, we completed our initial public offering (“IPO”) of 12,880,000 shares of common stock at an offering price of $10.00 per share, resulting in net proceeds to us of approximately $115.1 million, after deducting underwriting discounts and offering costs. Offering costs of $4.7 million have been recorded as a reduction of the proceeds received in connection with the IPO. In July 2010, in connection with our IPO, our then outstanding shares of convertible preferred stock were automatically converted into an aggregate of 46,721,424 shares of common stock, and all outstanding warrants to purchase convertible preferred stock were converted into warrants to purchase an aggregate of 474,282 shares of common stock.

Key Financial Metrics and Trends
Revenues
Our revenue is comprised of license, maintenance and professional services. We license our software under perpetual licenses which include one year of maintenance as part of the initial purchase price of the product. License revenue reflects the revenue recognized from sales of licenses to new customers and additional licenses to existing customers. Historically, the majority of our license revenues have come from new customers. However, going forward we seek to increase the contribution from existing customers based upon our “land and expand” sales strategy. Customers can renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. Current customers with maintenance agreements are entitled to receive unspecified upgrades and enhancements when and if they become available. We have experienced growth in maintenance revenue primarily due to increased license sales and growth in our customer base and high retention of those customers. In each of the years ended December 31, 2010 and 2009, our annual maintenance renewal rates exceeded 85%. Professional services revenue is comprised of training, installation and other consulting revenues. Given the ease of implementation of our product and our relationship with our partners, professional services revenue for the years ended December 31, 2010, 2009 and 2008 was 10%, 10%, and 12%, respectively, of total revenues. We do not expect that proportion to change significantly during the near term. Prior to 2009, we generated the majority of sales through our direct sales channel rather than through our partner network. However, the contribution from our partner network continues to grow, and we anticipate that over time revenues from partners will continue to be more than 50% of total revenues. Given the size of the U.S. market and our current limited penetration there, we expect that the U.S. will represent our largest growth opportunity during the near term and will likely be an important contributor to future revenue growth. Due to the global diversity of our customer base, our results are impacted by movements in the currencies of the major territories in which we operate. The primary currencies impacting results are the U.S. dollar (our functional currency), the Swedish kronor, the euro, and the British pound. Inflation and changing prices had no material effect on our sales, revenue or operating income from continuing operations during the years ended December 31, 2010, 2009, and 2008.
Cost of Revenue
Cost of revenue primarily consists of personnel costs, fees paid to subcontractors providing technical support services, referral fees paid to third parties in connection with software license sales and other discrete professional services. Personnel costs include salaries, employee benefit and social costs, bonuses, stock-based compensation and direct overhead.
Operating Expenses
We classify our operating expenses into three categories: sales and marketing, research and development, and general and administrative. Our operating expenses primarily consist of personnel costs, sales commissions, marketing program costs, facilities, legal, accounting, consulting and other professional services costs, and depreciation and amortization. Personnel costs include salaries, employee benefit and social costs, bonuses, stock-based compensation, and direct overhead. Historically, we have focused on the continued growth of our license revenues, and as a result, sales and marketing has represented the largest amount of total expenses both in absolute dollar terms and as a percentage of total revenues. Going forward, we expect to drive greater efficiencies from this cost base and consequently expect that sales and marketing as a percentage of revenues will decline in the long term. Conversely, we project that research and development expenses will remain constant or grow as a percentage of total revenues as we continue to invest in future product enhancements and new products.
Sales and Marketing. Sales and marketing expenses primarily consist of personnel costs for our sales, marketing and business development employees and executives; commissions earned by our sales personnel; facilities costs attributable to our sales and marketing personnel; the cost of marketing programs; and the cost of business development programs. We expect to continue to hire additional sales personnel in the U.S. and in our international locations in 2011.
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
General and Administrative. General and administrative expenses primarily consist of personnel costs for our executive, finance, legal, human resources, and administrative personnel, as well as the cost of facilities attributable to general and administrative operations, depreciation and amortization, legal, accounting, and other professional services fees and other corporate expenses. We incurred additional costs in 2010 and 2009 and expect to continue to incur higher costs, associated with being a public company, including higher legal, corporate insurance and accounting expenses and the additional costs of achieving and then maintaining compliance with Section 404 of the Sarbanes-Oxley Act and related regulations. We also expect that general and administrative expenses will continue to increase in absolute dollars because of our efforts to expand our international operations, but we believe over time general and administrative costs will decline as a percentage of revenues as we expect to derive greater efficiencies from our corporate infrastructure.

Stock-Based Compensation. Stock-based compensation expense is based on the fair value of those awards at the date of grant. We use the Black-Scholes-Merton (“Black-Scholes”) option pricing model to determine the fair value of stock-based compensation awards. The estimated fair value of stock-based compensation awards on the date of grant is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense is recorded within cost of revenue, sales and marketing, research and development and general and administrative expenses.
Other Income (Expense), net
Other income (expense), net primarily consists of net interest, change in the fair value of warrants, foreign exchange gains (losses) and other income or expense. Net interest represents interest income received on our cash and cash equivalents and interest expense associated with previously outstanding debt. We expect interest income to increase in periods subsequent to the quarter ended June 30, 2010, due to the proceeds from our IPO which was completed in July 2010. We expect interest expense to decrease in periods subsequent to the quarter ended June 30, 2010, due to the repayment of our outstanding long-term debt in July 2010. Change in the fair value of warrants consists of charges recorded to mark our company’s outstanding preferred and common stock warrants to fair value at each reporting date. In connection with our IPO, our preferred stock warrants were reclassified to additional paid-in capital, and they are no longer required to be classified as a liability and adjusted to their fair market value each period. Foreign exchange gains (losses) relate to the re-measurement of certain transactions, primarily our outstanding note payable with one of our stockholders, which was paid in full in July 2010, and intercompany transactions denominated in currencies other than our functional reporting currency, the U.S. dollar. As a result of our business activities in foreign countries, we expect that foreign exchange gains (losses) will continue to occur due to fluctuations in exchange rates in the countries where we do business.
Provision for Income Taxes
Provision for income taxes primarily consists of corporate income taxes related to profits resulting from the sale of our software platform by our U.S. and international subsidiaries.
Impact of Foreign Currency Translation
Approximately 69%, 73%, and 72% of our operating revenues for the years ended December 31, 2010, 2009, and 2008 were earned in foreign denominated currencies, including the Swedish kronor, euro and British pound. We expect that our exposure to foreign currency exchange risk will increase to the extent we are able to continue to expand our business internationally. For purposes of our consolidated financial statements, local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date and local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the reporting period. Foreign currency transaction gains (losses) have been reflected as a component of our results from operations and foreign currency translation gains (losses) have been included as a component of accumulated other comprehensive income (loss).
Our operating results for the year ended December 31, 2010 were negatively impacted by the general strengthening of the U.S. dollar relative to the Euro and the British pound offset by weakening of the U.S. dollar relative to the Swedish kronor.

Consolidated Results of Operations
The following table sets forth a summary of our audited consolidated statement of operations for the periods indicated as a percentage of total revenue:

	Year Ended December 31,
	2010	2009	2008

Revenue:
License revenue	64.1%	63.5%	62.9%
Maintenance revenue	26.4	26.3	24.9
Professional services revenue	9.5	10.2	12.2

Total revenues	100.0	100.0	100.0

Cost of revenue:
License revenue	1.6	2.3	2.6
Maintenance revenue	1.8	1.0	1.2
Professional services revenue	7.1	7.5	8.0

Total cost of revenue	10.5	10.8	11.8

Gross profit	89.5	89.2	88.2

Operating expenses:
Sales and marketing	54.0	59.3	62.8
Research and development	6.0	5.6	7.0
General and administrative	17.3	15.9	17.1

Total operating expenses	77.3	80.8	86.9

Income from operations	12.2	8.4	1.3
Other income (expense), net	(3.0)	(2.9)	2.8

Income before provision for income taxes	9.2	5.5	4.1
Provision for income taxes	(3.2)	(1.1)	(1.6)

Net income	6.0%	4.4%	2.5%

Comparison of the Years Ended December 31, 2010 and 2009
Revenue
The following table sets forth revenue by source:

	Year Ended December 31,
	2010		2009
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue	Period to Period Change
	(dollars in thousands)

Revenue
License revenue	$145,225	64.1%	$99,864	63.5%	$45,361	45.4%
Maintenance revenue	59,846	26.4%	41,390	26.3%	18,456	44.6%
Professional services revenue	21,450	9.5%	16,105	10.2%	5,345	33.2%

Total revenue	$226,521	100.0%	$157,359	100.0%	$69,162	44.0%

Revenue was $226.5 million for the year ended December 31, 2010 compared to $157.4 million for the year ended December 31, 2009, an increase of $69.1 million, or 44.0%. License revenue grew by approximately $45.4 million, or 45.4%. All territories reported strong revenue growth, particularly the Americas (includes North America and South America), the United Kingdom and German region (includes Germany, Austria and Switzerland), which grew by 66%, 52% and 29% and contributed an incremental $41.2 million in total revenue. In addition, revenue increased due to our acquisition in January 2010 of a reseller in Japan which provided $2.7 million in incremental revenue during the year ended December 31, 2010. There was no material change in the pricing for our product during the year. Revenue growth was achieved primarily due to volume growth as more customers acquired our product for the first time, along with additional license purchases by our existing customers. Amounts invoiced to existing customers represented a larger share of total billings, approximately 67%, resulting from our “land and expand” sales strategy. Billings from our indirect partner channel for license and first year maintenance increased from 51% during the year ended December 31, 2009 to 55% for the year ended December 31, 2010. We believe that an improving global economic outlook during the year ended December 31, 2010 also contributed to higher revenues as customer demand and their willingness to invest in information technology continued to grow compared to the same period last year. Maintenance revenues grew by approximately 44.6% driven by annual maintenance renewal rates of greater than 85%. Professional services revenue grew by 33.2% in the year ended December 31, 2010 compared to the year ended December 31, 2009 due to growth in consulting and training revenue, resulting from an increase in our customer base. The revenue growth in the year ended December 31, 2010 as compared to the year ended December 31, 2009 may not be indicative of our future revenue growth, if any.
Cost of Revenue and Gross Profit
The following table sets forth cost of revenue for each revenue source:

	Year Ended December 31,
	2010		2009
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue	Period to Period Change
	(dollars in thousands)

Cost of Revenue:
Cost of license revenue	$3,670	2.5%	$3,663	3.7%	$7	0.2%
Cost of maintenance revenue	3,998	6.7%	1,635	4.0%	2,363	144.5%
Cost of professional services revenue	16,054	74.8%	11,802	73.3%	4,252	36.0%

Total cost of revenue	$23,722	10.5%	$17,100	10.9%	$6,622	38.7%

Gross Profit:
License revenue	$141,555	97.5%	$96,201	96.3%	$45,354	47.1%
Maintenance revenue	55,848	93.3%	39,755	96.0%	16,093	40.5%
Professional services revenue	5,396	25.2%	4,303	26.7%	1,093	25.4%

Total gross profit	$202,799	89.5%	$140,259	89.1%	$62,540	44.6%

Cost of revenue was $23.7 million for the year ended December 31, 2010 compared to $17.1 million for the year ended December 31, 2009, an increase of $6.6 million, or 38.7%. Overall cost of revenue declined as a percentage of revenue from 10.9% for the year ended December 31, 2009 to 10.5% for the year ended December 31, 2010. Cost of license revenue largely consists of referral fees paid to third parties in connection with software license sales. Referral fees were flat year over year due to less referral fees paid for software license sales in 2010. In anticipation of continued growth in our current customer base, we increased headcount in our support organization which increased personnel costs by $1.6 million for the year ended December 31, 2010 as compared to the same period in 2009. Fees paid to referral partners for license revenues remained flat for the year ended December 31, 2010 compared to the year ended December 31, 2009. Cost of professional services revenue increased by $4.2 million largely due to increased personnel costs of $4.6 million. These increases were offset by a decrease in other costs of professional services of $0.4 million. The growth in our gross profit in the year ended December 31, 2010 as compared to the year ended December 31, 2009 may not be indicative of our future gross profit growth, if any.
Operating Expenses
The following table sets forth operating expenses as a percentage of revenue:

	Year Ended December 31,
	2010		2009
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue	Period to Period Change
	(dollars in thousands)

Operating expenes:
Sales and marketing	$122,394	54.0%	$93,349	59.3%	$29,045	31.1%
Research and development	13,537	6.0%	8,735	5.6%	4,802	55.0%
General and adminstrative	39,300	17.3%	25,009	15.9%	14,291	57.1%

Total operating expenses	$175,231	77.3%	$127,093	80.8%	$48,138	37.9%

Sales and Marketing. Sales and marketing expenses increased $29.0 million, or 31.1%, but declined as a percentage of revenues, reflecting an increase in revenue achieved per sales representative, an increased percentage of sales from existing customers, and an increased percentage of sales from partners. The increase in sales and marketing expenses was primarily attributable to an increase in personnel and commission costs of $22.7 million (including a $0.8 million increase in stock-based compensation), an increase in travel expenses of $2.8 million, $0.5 million of severance costs, $0.2 million of marketing costs, and $2.8 million of consulting and other sales and marketing costs.
Research and Development. Research and development expenses grew by approximately $4.8 million or 55.0% during the year ended December 31, 2010 as compared to the year ended December 31, 2009. The increase was attributable to higher personnel costs of $3.1 million as a result of the increase in our headcount in research and development and an increase in other expenses such as facilities and travel related to a larger research and development function of $1.3 million. The remaining increase of $0.4 million was due to changes in the value of the Swedish kronor as the vast majority of our research and development staff is based in Lund, Sweden.
General and Administrative. General and administrative expenses were $39.3 million for the year ended December 31, 2010 compared to $25.0 million for the year ended December 31, 2009, an increase of $14.3 million, or 57.1%. This increase was due primarily to a $4.9 million increase in personnel costs (including $0.6 million increase in stock-based compensation) to build out our corporate level functions to support anticipated global growth and meet the demands and compliance responsibilities of a U.S. public company. We began incurring additional public company costs, such as accounting and legal fees and directors and officers insurance, totaling $2.8 million during the year ended December 31, 2010, including $0.6 million of secondary offering costs. This increase was also due to a $1.6 million increase in travel expenses primarily related to our annual employee summit and increase in headcount, a $0.1 million increase in facility and infrastructure costs to support international expansion and an increase in professional fees, such as legal and consulting, and other general and administrative costs of $4.9 million related in part due to our increased headcount.
Other Income (Expense), net. Other expense was $6.9 million for the year ended December 31, 2010 compared to expense of $4.5 million for the year ended December 31, 2009. We had a $4.4 million foreign exchange loss and other expense for the year ended December 31, 2010 compared to a loss of $1.6 million for the year ended December 31, 2009. The increase is largely due to the foreign currency impact of the U.S. dollar generally weakening relative to the Swedish kronor during the year ended December 31, 2010. This increase was offset by a decrease in net interest expense of $0.4 million primarily due to the prepayment of our outstanding note payable balance in July 2010.
Provision for Income Taxes. Our annual effective tax rate for the year ended December 31, 2010 was 34.8%, which results in a provision for income taxes of approximately $7.2 million. The effective tax rate increased from the 2009 annual effective tax rate of 20.6% due primarily to a change in the amount of income earned in the various locations where we operate from one year to the next, a change in the valuation allowance for deferred tax assets, charges recorded for the change in value of our preferred stock warrants and stock-based compensation expense incurred by our U.S. holding company. We operate in an international environment with significant operations in various locations outside of the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting our earnings (losses) and the applicable tax rates in the various locations where we operate.
Comparison of the Years Ended December 31, 2009 and 2008
Revenue

	Year Ended December 31,
	2009		2008
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue	Period to Period Change
	(dollars in thousands)

Revenue:
License revenue	$99,864	63.5%	$74,446	62.9%	$25,418	34.1%
Maintenance revenue	41,390	26.3%	29,401	24.9%	11,989	40.8%
Professional services revenue	16,105	10.2%	14,417	12.2%	1,688	11.7%

Total revenue	$157,359	100.0%	$118,264	100.0%	$39,095	33.1%

Revenue was $157.4 million in 2009 compared to $118.3 million in 2008, an increase of $39.1 million, or 33.1%. License revenue grew by approximately $25.4 million, or 34%. All territories showed strong revenue growth, particularly Spain and France, which in their second full year of operations as a direct sales office grew 72% and 96%, contributing an incremental $7.3 million in total revenue. We also grew revenue by $9.0 million, or 27%, in our largest market, North America, and saw growing contributions from relatively new markets in Eastern Europe and a brand new market, Japan, which provided $1.7 million in incremental license revenue. Although we introduced a new version of QlikView in 2009, there was no material increase in the pricing for our product. Revenue growth was achieved primarily due to volume growth as more customers acquired our product for the first time, along with additional license purchases by our existing customers. From a performance perspective, we experienced an increasing contribution from existing customers, approximately 58% of license revenues, which resulted from our “land and expand” sales strategy and greater productivity from our sales representatives with revenue per representative growing 38%. We believe that a better global economic outlook also contributed to higher revenues as customer demand and their willingness to invest in information technology grew over the course of the year, with the majority of our growth for 2009 coming in the third and fourth quarters of the fiscal year. Maintenance revenues grew by approximately 41% driven by annual maintenance renewal rates of greater than 85%. As a percentage of total revenues, maintenance grew to 26% in 2009 from 25% in 2008, reflecting the impact of the growing installed customer base and renewal rates. Professional services revenue grew by 12% and was approximately 10% of our total revenues.

Cost of Revenue and Gross Profit

	Year Ended December 31,
	2009		2008
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue	Period to Period Change
	(dollars in thousands)

Cost of Revenue:
Cost of license revenue	$3,663	3.7%	$3,071	4.1%	$592	19.3%
Cost of maintenance revenue	1,635	4.0%	1,365	4.6%	270	19.8%
Cost of professional services revenue	11,802	73.3%	9,562	66.3%	2,240	23.4%

Total cost of revenue	$17,100	10.9%	$13,998	11.8%	$3,102	22.2%

Gross Profit:
License revenue	$96,201	96.3%	$71,375	95.9%	$24,826	34.8%
Maintenance revenue	39,755	96.0%	28,036	95.4%	11,719	41.8%
Professional services revenue	4,303	26.7%	4,855	33.7%	(552)	-11.4%

Total gross profit	$140,259	89.1%	$104,266	88.2%	$35,993	34.5%

Cost of revenue was $17.1 million in 2009 compared to $14.0 million in 2008, an increase of $3.1 million, or 22.2%. Overall cost of revenue declined as a percent of revenue from 11.8% in 2008 to 10.9% in 2009, despite a decrease in our margin related to professional services. In anticipation of continued growth in our installed customer base, we increased headcount in our professional services organization which increased costs by $1.5 million in 2009, but we did not achieve a corresponding increase in related revenues, reducing our gross margin in the category to 26.7% from 33.7%. In addition, fees paid to subcontractors increased by $0.9 million. Fees paid to referral partners for license revenues increased by $0.6 million in 2009 due to a significant transaction.
Operating Expenses

	Year Ended December 31,
	2009		2008
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue	Period to Period Change
	(dollars in thousands)

Operating expenes:
Sales and marketing	$93,349	59.3%	$74,267	62.8%	$19,082	25.7%
Research and development	8,735	5.6%	8,258	7.0%	477	5.8%
General and adminstrative	25,009	15.9%	20,190	17.1%	4,819	23.9%

Total operating expenses	$127,093	80.8%	$102,715	86.9%	$24,378	23.7%

Sales and Marketing. Sales and marketing expenses increased $19.1 million, or 25.7%, but declined as a percentage of revenues, reflecting an increase in revenue achieved per sales representative and an increased percentage of sales from existing customers and through partners. The increase was primarily attributable to an increase in personnel and commission costs of $12.9 million (including a $0.5 million increase in stock-based compensation), an increase in costs related to marketing programs of $2.4 million, an increase in facility and other infrastructure costs of $2.6 million and an increase in travel expenses of $0.9 million. Also in 2009, we implemented an online customer relationship management tool to facilitate sales force growth. We expect sales and marketing expenses to continue to increase in absolute dollars but to decrease as a percentage of revenues over time as we continue to expand our sales force and marketing activities.
Research and Development. Although total research and development headcount increased during this period, total research and development expenses grew by only $0.5 million or 5.8%. With the vast majority of our related staff based in Lund, Sweden, changes in the value of the Swedish kronor reduced the impact of the staff increase by approximately $0.8 million. To accommodate the increase in our research and development staff, we made further investment in our facility in Sweden of approximately $0.2 million. We expect our research and development expenses will continue to increase in absolute dollars and as a percentage of revenue in the long term as we increase our research and development headcount to further strengthen and enhance our software platform.

General and Administrative. General and administrative expenses were $25.0 million in 2009 compared to $20.2 million in 2008, an increase of $4.8 million, or 23.9%. This increase was due primarily to a $2.3 million increase in personnel costs to build out our corporate level functions to support anticipated global growth and prepare for being a publicly traded company. This increase was also due to a $1.2 million increase in travel expenses, a $0.2 million increase in stock-based compensation expense, a $0.5 million increase in facility and infrastructure costs to support international expansion, and an increase in depreciation and amortization of $0.3 million related in part to additional investment in property and equipment due to our increased headcount. We expect that general and administrative expenses will continue to increase in absolute dollars because of our efforts to expand our international operations and due to costs to be incurred in connection with our initial public offering, this offering and ongoing public company related costs. However, we believe over time general and administrative costs will decline as a percentage of revenues as we will derive greater efficiencies from our corporate infrastructure.
Other Income (Expense), net
Other income (expense), net was an expense of $4.5 million in 2009 compared to income of $3.3 million in 2008. The change consisted of increased interest expense, charges for our common and preferred stock warrants and foreign exchange. Interest expense increased due to a full year of interest expense on our term loan. During the year ended December 31, 2009, the change in the fair value of the stock warrants increased by $1.5 million in a manner consistent with the increased value in our common stock. We had a $1.6 million foreign exchange loss in 2009 compared to a gain of $4.2 million in 2008. The change is principally due to the foreign currency impact of our outstanding debt as a result of the U.S. dollar generally weakening relative to the Swedish kronor in 2009 compared to generally strengthening in 2008.
Provision for Income Taxes
Our provision for income taxes in 2009 was consistent with the provision for income taxes in 2008. The increase in our income before income taxes of $3.8 million from 2008 to 2009 was offset by a decrease in our effective tax rate from 38% in 2008 to 21% in 2009 as a result of current year reversal of valuation allowance in certain jurisdictions and a more significant impact of earnings from foreign operations.
Foreign Exchange Rates
We conduct business in our foreign operations in local currencies. Accordingly, our revenue and operating expense results presented above are affected by changes in foreign exchange rates. Income and expense accounts are translated at the average monthly exchange rates during the period. As a result, a decline in the value of the U.S. dollar relative to the local currencies of our foreign subsidiaries can have a favorable effect on our profitability, and an increase in the value of the U.S. dollar relative to the local currencies of foreign subsidiaries can have a negative effect on our profitability.
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
Acquisitions
In January 2008, in order to achieve a direct sales presence in Spain, we acquired the operations and tangible assets of P.C. Compatible Business Intelligence, S.L., or PCB, a Spanish reseller of our product, for $1.9 million, including cash of $0.4 million and a warrant to purchase an aggregate of 93,981 shares of our common stock at an exercise price of $1.65 per share. PCB had the right to exercise such warrant until December 31, 2010 and to require us to purchase the acquired shares for an aggregate of €1.8 million (approximately $2.4 million based on an assumed exchange rate of approximately $1.33 as of December 31, 2010). This right expired on December 31, 2010.

In January 2010, in order to achieve a direct sales presence in Japan, we acquired all of the issued and outstanding shares of Syllogic Corporation, or Syllogic, a Japanese reseller of our product, for 120,000 shares of our common stock plus contingent cash consideration not to exceed $0.8 million. The total estimated purchase price of Syllogic was $1.1 million.
We account for acquisitions using the purchase method of accounting. In each case, we allocated the purchase price to the assets acquired, including intangible assets and liabilities assumed, based on estimated fair values at the date of the acquisition.
Liquidity and Capital Resources
Since our inception, we have financed our operations through the sale of preferred stock and common stock, cash flows generated by operations and borrowings under debt instruments. As of December 31, 2010, we had cash and cash equivalents totaling $158.7 million, net accounts receivable of $85.4 million, and $149.1 million of working capital.
Our capital expenditures for 2010 were $2.7 million, comprised primarily of additional leasehold improvements, furniture and fixtures, and computer equipment. We believe that our existing cash and cash equivalents and our cash flow from operations will be sufficient to fund our operations and our capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new software products and enhancements to existing software products and the continuing market acceptance of our software offerings. We may from time to time enter into agreements, arrangements or letters of intent regarding potential investments in, or acquisitions of, complementary businesses, applications or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
We have begun incurring costs as a public company that we had not previously incurred, including, but not limited to, costs and expenses for directors fees, increased directors and officers insurance, investor relations fees, expenses for compliance with the Sarbanes-Oxley Act of 2002 and rules implemented by the SEC and Nasdaq, the exchange, on which our common stock is listed, and various other costs. The Sarbanes-Oxley Act of 2002 requires annual management assessment of the effectiveness of our internal control over financial reporting.
The following table shows selected balance sheet data as well as our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	December 31,	December 31,
	2010	2009
	(dollars in thousands)

Cash and cash equivalents	$158,712	$24,852
Accounts receivable, net	85,364	63,729

	Year Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Cash flow activities
Net cash provided by operating activities	$25,859	$13,036	$2,631
Net cash used in investing activities	(2,483)	(2,128)	(2,158)
Net cash provided by (used in) financing activities	110,621	(1,791)	6,926
Cash and Cash Equivalents
Our cash and cash equivalents at December 31, 2010 were held for working capital purposes and were invested primarily in bank deposits and money market accounts having less than 90 day maturities. We do not enter into investments for trading or speculative purposes. These balances could be impacted if the underlying depository institutions or the guarantors fail or could be subject to adverse conditions in the financial markets. We can provide no assurances that access to our funds will not be impacted by adverse conditions in the financial markets.

Accounts Receivable, net
Our accounts receivable balance fluctuates from period to period which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our service delivery and billing activity, cash collections and changes to our allowance for doubtful accounts. Our allowance for doubtful accounts represents our best estimate of the amount of probable credit losses. To date, we have not incurred any significant write-offs of accounts receivable.
Cash Flows
Cash Provided by Operating Activities
Net cash provided by operating activities was $25.9 million for the year ended December 31, 2010, which includes net income of $13.5 million. The reasons for the increase in net cash provided by operating activities for the year ended December 31, 2010 include the increase in net income and the change in our deferred revenue and accrued expense and other liabilities balance. We incurred non-cash expenses totaling $10.3 million for the year ended December 31, 2010. Non-cash expenses primarily consisted of stock-based compensation expense, provisions for bad debt, change in the fair value of warrants, unrealized foreign currency gains and losses, and depreciation and amortization expense. We incurred an excess tax benefit from stock-based compensation of $0.7 million for the year ended December 31, 2010.
The change in certain assets and liabilities resulted in a net source of cash of $2.8 million for the year ended December 31, 2010. Cash provided by operating activities is driven by sales of our products. Collection of accounts receivable from the product sales is a significant component of our cash flows from operating activities, as is the change in deferred revenue related to these sales.
Net cash provided by operating activities was $13.0 million for the year ended December 31, 2009, which includes net income of $6.9 million. The primary reason for the increase in net cash provided by operating activities for the year ended December 31, 2009 relates to the increase in net income. We incurred non-cash expenses totaling $3.2 million for the year ended December 31, 2009. Non-cash expenses primarily consisted of stock-based compensation expense, provisions for bad debt, change in the fair value of warrants, unrealized foreign currency gains and losses, and depreciation and amortization expense.
The change in certain assets and liabilities resulted in a net source of cash of $3.0 million for the year ended December 31, 2009. Cash provided by operating activities is driven by sales of our software offerings. Collection of accounts receivable from the sales of our software offerings is a significant component of our cash flows from operating activities, as is the change in deferred revenue related to these sales.
Net cash provided by operating activities was $2.6 million for the year ended December 31, 2008, which includes net income of $3.0 million. The primary reason for the increase in net cash provided by operating activities for the year ended December 31, 2008 relates to the increase in net income. We incurred non-cash expenses totaling $1.9 million for the year ended December 31, 2008. Non-cash expenses primarily consisted of stock-based compensation expense, provisions for bad debt, change in the fair value of warrants, unrealized foreign currency gains and losses, and depreciation and amortization expense.
The change in certain assets and liabilities resulted in a net use of cash of $2.2 million for the year ended December 31, 2008. Cash provided by operating activities is driven by sales of our software offerings. Collection of accounts receivable from the sales of our software offerings is a significant component of our cash flows from operating activities, as is the change in deferred revenue related to these sales.
Cash Used in Investing Activities
Net cash used in investing activities was $2.5 million for the year ended December 31, 2010. Cash used in investing activities for the year was primarily for capital expenditures related to leasehold improvements and computer equipment as we continued to expand our infrastructure and workforce. During the year ended December 31, 2010, we acquired Syllogic which resulted in a source of cash of approximately $0.2 million. This net cash acquired partially offset capital expenditures for property and equipment of $2.7 million during the year ended December 31, 2010.
Net cash used in investing activities was $2.1 million for the year ended December 31, 2009. Cash used in investing activities for the year was primarily for capital expenditures related to property and equipment as we continued to expand our infrastructure and workforce.
Net cash used in investing activities was $2.2 million for the year ended December 31, 2008. During the year ended 2008, we made $1.7 million of capital expenditures related to property and equipment as we continued to expand our infrastructure and workforce. In addition, we acquired PCB for an aggregate of $0.5 million in cash.

Cash Provided By (Used in) Financing Activities
Net cash provided by financing activities was $110.6 million for the year ended December 31, 2010. Net cash provided by financing activities for the year ended December 31, 2010 primarily resulted from the net proceeds of our IPO of $119.8 million, proceeds from the exercise of stock options of $1.7 million and exercise of warrants of $0.6 million, an excess tax benefit from stock-based compensation of $0.7 million, and proceeds from the issuance of stock options of $0.1 million. These proceeds were offset by payments under our then outstanding long-term note payable of $7.4 million, payments of equity issuance costs of $4.7 million, and payments on our then outstanding line of credit of $0.2 million.
Net cash used in financing activities was $1.8 million for the year ended December 31, 2009. Net cash used in financing activities for the year ended December 31, 2009 was due to payments under our then outstanding long-term note payable arrangement of $2.3 million and the repurchase of stock options of $0.3 million. These were offset by proceeds from the exercise of stock option of $0.5 million, borrowings under a then outstanding line of credit of $0.2 million, and an excess tax benefit from stock-based compensation of $0.1 million.
Net cash provided by financing activities was $6.9 million for the year ended December 31, 2008. Net cash provided by financing activities for the year ended December 31, 2008 resulted from borrowings under a then outstanding long-term note payable arrangement of $10.0 million and proceeds from the exercise of stock options of $1.6 million. These were partially offset by payments made under our then outstanding line of credit of $3.7 million and payments made on a previous long-term note payable of $1.0 million.
Non-GAAP Financial Measures
We use measures of non-generally accepted accounting principles (“Non-GAAP”) income from operations, Non-GAAP net income and Non-GAAP income per share. We believe that the Non-GAAP financial information provided can assist investors in understanding and assessing our on-going core operations and prospects for the future. This Non-GAAP financial information provides an additional tool for investors to use in comparing our financial results with other companies in our industry, many of which present similar Non-GAAP financial measures to investors.

The following is a reconciliation of Non-GAAP income from operations, Non-GAAP net income and Non-GAAP income per share to the most comparable U.S. generally accepted accounting principles (“U.S. GAAP”) measure for the periods indicated:

	Year Ended December 31,
	2010	2009
	(dollars in thousands)
Reconciliation of Non-GAAP Income from Operations:
GAAP income from operations	$27,568	$13,166
Stock-based compensation expense	3,018	1,479
Secondary offering expense	550	—
Severance expense	610	—

Non-GAAP income from operations	$31,746	$14,645

Reconciliation of Non-GAAP Net Income:
GAAP net income	$13,516	$6,861
Stock-based compensation expense	3,018	1,479
Secondary offering expense	550	—
Severance expense	610	—
Income tax adjustment (1)	228	(1,056)

Non-GAAP net income	$17,922	$7,284

Reconciliation of Non-GAAP Income per Share:
Non-GAAP net income per common share — basic	$0.23	$0.10

Non-GAAP net income per common share — diluted	$0.21	$0.09

GAAP net income per common share — basic	$0.24	$0.07

GAAP net income per common share — diluted	$0.21	$0.06

Non-GAAP weighted average number of common shares outstanding — basic	77,074,638	75,868,610

Non-GAAP weighted average number of common shares outstanding — diluted (2)	83,899,293	80,379,872

GAAP weighted average number of common shares outstanding — basic	45,232,782	16,267,186

GAAP weighted average number of common shares outstanding — diluted	52,061,916	20,778,448

(1)	Income tax adjustment is used to adjust the U.S. GAAP provision (benefit) for income taxes to a Non-GAAP provision (benefit) for income taxes utilizing an estimated tax rate of 28%.

(2)
Reflects (a) the automatic conversion of the then outstanding shares of convertible preferred stock into 46,721,424 shares of common stock and (b) the issuance of 12,880,000 shares of common stock as though the completion of the IPO had occurred at the beginning of the respective periods, which results in us not applying the two-class method of earnings per share as required under U.S. GAAP.

Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with U.S. GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. We believe that these accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. There were no material changes to our critical accounting policies and use of estimates.
Revenue Recognition
We derive substantially all of our revenue from the licensing of our software products and associated maintenance agreements and from the sale of training and other consulting services. We require one year of maintenance as part of the initial purchase price of each software offering and then sell annual renewals of this maintenance agreement. We recognize revenue for software, maintenance and professional services when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured.

As substantially all of our software licenses are sold in multiple-element arrangements that include either maintenance or both maintenance and professional services, we use the residual method to determine the amount of license revenue to be recognized. Under the residual method, consideration is allocated to undelivered elements based upon vendor-specific objective evidence (“VSOE”) of the fair value of those elements, with the residual of the arrangement fee allocated to and recognized as license revenue. We have established VSOE of the fair value of maintenance through independent maintenance renewals which demonstrate a consistent relationship of maintenance pricing as a percentage of the contractual license fee. Maintenance revenues are deferred and recognized ratably over the contractual period of the maintenance arrangement which is generally 12 months. Arrangements that include other professional services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. We have determined that these services are not considered essential and the amounts allocated to the services are recognized as revenue when the services are performed. The VSOE of fair value of our professional services is based on the price for these same services when they are sold separately. Revenue for services that are sold either on a stand-alone basis or included in multiple-element arrangements is recognized as the services are performed.
For sales through resellers, we recognize revenue upon the shipment of the product only if those resellers provide us, at the time of placing their order, with the identity of the end-user customer to whom the product has been sold. Our resellers do not carry inventory of our software. Sales through resellers are evidenced by a reseller agreement, together with purchase orders on a transaction-by-transaction basis.
We also sell software licenses to OEMs who integrate our product for distribution with their applications. We do not currently offer any rights to return products sold to resellers. The OEM’s end-user customer is licensed to use our products solely in conjunction with the OEM’s application. In OEM arrangements, key delivery is required as the basis for revenue recognition. However, depending upon the OEM partner’s business model we recognize revenue either up-front or over time in subscription or royalty-based models.
We do not offer specified upgrades or incrementally significant discounts. We record advance payments as deferred revenues until the product is shipped, services are delivered or obligations are met and the revenue can be recognized. Deferred revenues represent the excess of amounts invoiced or paid over amounts recognized as revenues. Any contingencies, such as rights of return, conditions of acceptance, and warranties are accounted for as a separate element. The effect of accounting for these contingencies included in revenue arrangements has not been material.
Stock-Based Compensation
Our stock-based compensation is as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)

Cost of revenue	$188	$82	$39
Sales and marketing	1,572	733	285
Research and development	96	79	19
General and administrative	1,162	585	388

	$3,018	$1,479	$731

For the years ended December 31, 2010, 2009 and 2008, we calculated the fair value of options granted using the Black-Scholes pricing model with the following assumptions:

	Year Ended December 31,
	2010	2009	2008

Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.3% – 2.7%	1.5% – 2.4%	1.2% – 3.1%
Expected volatility	48.3% – 50.2%	44.7% – 85.7%	48.0% – 88.8%
Expected life (Swedish grants, in years)	4	4	4
Expected life (all other grants, in years)	6.25	6.25	6.25
We use the Black-Scholes option-pricing model to value our stock option awards. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility. In addition, one of the most subjective inputs into the Black-Scholes option pricing model has been the estimated fair value of common stock which is discussed below. Since there was no public market for our common stock prior to our initial public offering, we lacked sufficient historical volatility for the expected term of the options. We use comparable public companies as a basis for our expected volatility to calculate the fair value of option grants. We intend to continue to consistently apply this process using comparable companies until a sufficient amount of historical information regarding the volatility of our own share price becomes available. The expected term for option grants to employees based in Sweden is four years based on the contractual expiration date and our historical experience. The expected term for all other grants is based on the simplified method. The risk-free interest rate is based on U.S. Treasury yield curve with a remaining term equal to the expected life assumed at grant. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimate and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different in the future.

For all employee stock options, we recognize expense over the requisite service period using the straight-line method. In addition to the assumptions used to calculate the fair value of the options, we are required to estimate the expected forfeiture rate of all stock-based awards and only recognize expense for those awards expected to vest. The estimation of the number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period in which estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class and an analysis of our historical and known forfeitures on existing awards. During the period in which the options vest, we will record additional expense if the actual forfeiture rate is lower than estimated and a recovery of expense if the actual forfeiture rate is higher than estimated.
As of December 31, 2010, there was approximately $10.2 million of unrecognized stock-based compensation expense related to non-vested stock option awards, net of estimated forfeitures that we expect to recognize over a weighted-average period of 2.5 years. As of December 31, 2010, there was $0.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to the non-employee directors restricted stock unit awards which have not vested or settled. The remaining cost is expected to be recognized over a weighted-average period of approximately 0.6 years.
Based upon the closing price of our common stock on December 31, 2010 of $25.87, the aggregate intrinsic value of options outstanding as of December 31, 2010 was $271.8 million, of which $179.0 million related to vested options and $92.8 million related to unvested options.
Pre-IPO Common Stock Valuations
For all option grants prior to our IPO, the fair value of the common stock underlying the option grants was determined by our board of directors, with the assistance of management, which intended all options granted to be exercisable at a price per share not less than the per share fair value of our common stock underlying those options on the date of grant.
Post-IPO Common Stock Valuations
In July 2010, in connection with our IPO, pursuant to our director compensation program we granted restricted stock unit awards for an aggregate of 37,500 shares to our non-employee directors having an aggregate fair value of $0.4 million based on our initial public offering price of $10.00. In July 2010, we granted options to purchase 277,650 shares of common stock at an exercise price of $14.06 per share. In October 2010, we granted options to purchase 353,250 shares of common stock at an exercise price of $22.59 per share and granted restricted stock unit awards for 3,320 shares having an aggregate then fair value of approximately $0.1 million.
Following our IPO, we established a policy of using the closing sale price per share of our common stock as quoted on the Nasdaq Global Market on the date of grant for purposes of determining the exercise price per share of our options to purchase common stock.
Research and Development Expense for Software Products
Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized to the extent that the capitalizable costs do not exceed the realizable value of such costs, until the product is available for general release to customers. Based on our product development process, technological feasibility is established upon the completion of a working model of the software product that has been tested to be consistent with the product design specifications and that is free of any uncertainties related to high-risk development issues. Costs incurred by us between completion of the working model and the point at which the product is ready for general release have been insignificant. Accordingly, we have charged all such costs to research and development expense.
Income Taxes
We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the respective financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. For the year ended December 31, 2010 and 2009, our tax provision consists principally of foreign tax expense which in 2009 was partially offset by U.S. federal and state benefit.
We continue to assess the realizability of our deferred tax assets. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. We establish valuation allowances when necessary to reduce deferred tax assets to the amounts expected to be realized. The factors used to assess the likelihood of realization include our latest forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. As of December 31, 2010 and 2009, our deferred tax assets had a valuation allowance of $1.8 million and $1.7 million. During the year ended December 31, 2010, all valuation allowances were released for the foreign subsidiaries due to increased profitability and a valuation allowance was established for certain foreign tax credits of the U.S. operating company.

Because of certain prior period ownership changes, the utilization of a portion of our U.S. federal and state NOL carry forward may be limited. We have not finalized our analysis to determine the annual Internal Revenue Code section 382 limitation, but we estimate that approximately $2.0 million of our U.S. federal and state net operating losses may be limited which has been reflected in our valuation allowance at December 31, 2010. If we were to determine that certain amounts of the $2.0 million were not limited, a portion of our valuation allowance could be reversed.
We use a more-likely-than-not recognition threshold based on the technical merits of tax positions taken. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. We recognize interest and penalties related to income tax matters in our provision for income taxes. At December 31, 2010 and 2009, our reserve for uncertain tax positions was $3.2 million and $3.3 million, respectively.
We identify, evaluate and measure all uncertain tax positions taken or to be taken on tax returns and record liabilities for the amount of these positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities. Although we believe that our estimates and judgments were reasonable, actual results may differ from these estimates. Some or all of these judgments are subject to review by the taxing authorities.
Our annual provision for income taxes and the determination of the resulting deferred tax assets and liabilities involve a significant amount of management judgment. Management’s judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. We operate within U.S., state and local and foreign taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues which may require an extended period of time to resolve.
We accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2010, there was $0.1 million of accrued interest and penalties. As of December 31, 2009, there was no accrued interest or penalties.
We expect to repatriate certain amounts in 2011 from a foreign subsidiary and have provided for deferred taxes, after the utilization of net operating losses and tax credits anticipated to result from this planned repatriation. We expect that the remaining undistributed earnings generated by foreign subsidiaries will continue to be reinvested indefinitely. Accordingly, no provision has been made for U.S. federal and state income taxes of these foreign earnings.
Contractual Obligations and Commitments & Off-Balance Sheet Arrangements
The following table summarizes our contractual obligations at December 31, 2010 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payment Due by Period
		Less Than			More Than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years
	(dollars in thousands)

Operating lease obligations	$36,805	$10,650	$16,667	$7,508	$1,980
We generally do not enter into long-term minimum purchase commitments. Our principal commitments consist of obligations under facility leases for office space.
On January 22, 2010, we completed our acquisition of Syllogic Corporation (“Syllogic”) for total consideration of $1.1 million. The purchase price included a contingent cash consideration of $0.5 million, which is estimated to be paid out over a four year period. The total maximum contingent cash consideration that could be paid pursuant to the agreement is $0.8 million. These amounts are not included in the table above due to the uncertainty of when the payouts are to occur.
We have obligations related to unrecognized tax benefit liabilities totaling $3.2 million, which have been excluded from the tables above as we do not think it is practicable to make reliable estimates of the periods in which payment for these obligations will be made. See Note 8 of our notes to the consolidated financial statements.

	Expiration by Period
		Less Than
	Total	1 Year	1 to 3 Years	3 to 5 Years	Thereafter
	(dollars in thousands)

Unrecognized Tax Benefit Liabilities	$3,185	$415	$698	$151	$1,921

In November 2010, we entered into an amendment to the lease for our global corporate headquarters and principal executive offices in Radnor, Pennsylvania which increased the aggregate rentable square footage of space from approximately 17,330 square feet to up to approximately 39,200 square feet. The term of the lease for the additional space commences when the landlord’s renovation work for the applicable portions of the additional space are “substantially completed” (as defined in the amendment), accounting for the possibility that the landlord may substantially complete renovations on certain portions of the additional space at different times. Commencing on the date that the landlord substantially completes its renovation work on the entire additional space, the term of the lease with respect to all 39,200 square feet will be extended for a period of ten years and three months. We believe the term of the lease will commence during 2011. In addition, the landlord has granted us the right to renew the lease for an additional five year period, subject to certain conditions. In consideration of the landlord performing the renovations, we agreed to pay the landlord a construction management fee equal to 4% of the total cost of such renovations that is being paid out of the tenant improvement allowance which is being provided by the landlord for the renovation work. Pursuant to the amendment, once all of the additional space has been substantially completed, our base rental obligation to the landlord for our headquarters will be adjusted to $27.50 per square foot for the first twelve months of the new lease term (except for a one month free base rent period on the original leased premises and a three month free base rent period on the additional space), with $0.75 per square foot annual increases.
In December 2010, we entered into a transfer agreement (the “Transfer Agreement”) with Sony Ericsson Mobile Communications AB (“SEMC”) relating to the transfer by SEMC to us of certain rental lease agreements for approximately 11,253 square meters of office space and designated parking spaces located in the Ideon Science Park in Lund, Sweden (the “Property”). Pursuant to the Transfer Agreement, effective as of January 1, 2011 we assumed the rights and obligations of SEMC under two separate lease agreements, as amended and/or supplemented (the “Lease Agreements”), whereby SEMC leased the Property from Fastighets AB Remulus Lund 3 (the “Property Owner”). We expect that the Property will serve as our primary research and development center. The Lease Agreements expire on October 31, 2013 and October 31, 2016, respectively. Each Lease Agreement will automatically renew upon expiration for additional three year terms unless written notice is provided by us to the Property Owner of our desire to not renew the applicable lease at least 12 months prior to the end of the respective term. The Lease Agreements provide for the payment of annual base rent in the amount of 21.6 million Swedish kronor (approximately $3.2 million based on an assumed exchange rate of approximately 0.15 as of December 29, 2010), subject to annual increases. In addition to the base rent, we are required to pay to the Property Owner certain operating expenses and other fees in accordance with the terms of the Lease Agreements. The Lease Agreements contain customary representations and covenants regarding occupancy, maintenance and care of the Property.
In consideration for our assumption of SEMC’s obligations under the Lease Agreements, SEMC has agreed to pay us 26.0 million Swedish kronor (approximately $3.8 million based on an assumed exchange rate of approximately 0.15 as of December 29, 2010), exclusive of value added tax, which will be offset by 7.3 million Swedish kronor (approximately $1.1 million based on an assumed exchange rate of approximately 0.15 as of December 29, 2010), exclusive of value added tax, which we have agreed to pay SEMC for certain personal property, furniture and fixtures located at the Property. The net amount is scheduled to be paid by SEMC by July 1, 2011 following receipt of an invoice from us.
We anticipate occupying the Property in the second quarter of 2011 and, once the Property is fully occupied, we expect that we will cease use of our current leased facility in Lund, Sweden. As of December 31, 2010, our current facility in Lund, Sweden has $2.8 million of lease payments remaining under the lease, which expires in September 2013. We currently plan to sublease the current leased facility. If we are not able to sublease our current leased facility at or near the current lease payment, we may incur a charge at the cease-use date related to the remaining rent payments under the lease. We are unable to estimate the amount of the potential charge related to abandoning this facility at this time.
Inflation
Normally, inflation does not have a significant impact on our operations as our products are not generally sold on long-term contracts. Consequently, we can adjust our selling prices, to the extent permitted by competition, to reflect cost increases caused by inflation.
Recent Accounting Pronouncements
In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than on a net basis). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We adopted the updated guidance in the first quarter of 2010, and the impact on the consolidated financial statements was not material.

ITEM 7A.	QUANTITATIVE AND QUALATATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates. We do not hold financial instruments for trading purposes.
Market Risk
We are exposed to certain financial risks, including fluctuations in foreign currency exchange rates and interest rates. We manage our exposure to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. Our policies do not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. We do not use financial instruments for trading purposes and we are not a party to any leveraged derivatives. We monitor our underlying market risk exposures on an ongoing basis and believe that we can modify or adapt our hedging strategies as needed.
Interest Rate Sensitivity
We had cash and cash equivalents of $158.7 million at December 31, 2010 and $24.9 million at December 31, 2009. We held these amounts primarily in cash or money market funds.
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
Foreign Exchange Risk
We market our products in the Americas, Europe, the Asia-Pacific Regions, and Africa and develop our products in Europe. As a result of our business activities in foreign countries, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We sell our products in certain countries in the local currency of the respective country. In addition, our product development activities are principally based at our facility in Lund, Sweden. This provides some natural hedging because most of our subsidiaries’ operating expenses are denominated in their local currencies. Regardless of this natural hedging, our results of operations may be adversely impacted by the exchange rate fluctuation. Although we will continue to monitor our exposure to currency fluctuations and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions.
Foreign exchange risk exposures arise from transactions denominated in a currency other than our functional currency and from foreign denominated revenue and profit translated into U.S. dollars. Approximately 69% and 73% of our operating revenues were denominated in currencies other than the U.S. dollar for the years ended December 31, 2010 and 2009. The principal foreign currencies in which we conduct business are the Swedish kronor, the British pound and the euro. The translation of currencies in which we operate into the U.S. dollar may affect consolidated revenues and gross profit margins as expressed in U.S. dollars. A weakening of the U.S. dollar versus other currencies in which we operate may increase our consolidated revenues and gross profit margins while the strengthening of the U.S. dollars versus these currencies may have an opposite effect on our consolidated results expressed in U.S. dollars. For the year ended December 31, 2010, a hypothetical 10% adverse change in foreign exchange rates would have resulted in a decrease to operating income of $0.5 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
Our consolidated financial statements are submitted on pages F-1 through F-25 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

ITEM 9A(T).	CONTROL AND PROCEDURES
Evaluation of Disclosure and Control Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d and 15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information require to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriated to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
The SEC, as required by Section 404 of the Sarbanes Oxley Act, adopted rules requiring every company that files reports with the SEC to include a management report on such company’s internal control over financial reporting in its annual report. In addition, our independent registered public accounting firm must attest to our internal control over financial reporting. This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the SEC rules applicable to newly public companies. Management will be required by provided an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011. We believe we will have adequate resources and expertise, both internal and external, in place to meet this requirement. However, there is no guarantee that our efforts will result in management’s ability to conclude, or our independent registered public accounting firm to attest, that our internal control over financial reporting is effective as of December 31, 2011.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act) occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Certifications
The certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as set forth below, the information required by this Item is incorporated by reference from our proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2010.
Executive Officers of the Registrant
The following table sets forth the name, age, and position of each of our executive officers as of March 1, 2011:

Name	Age	Positions Held

Lars Björk (1)	48	President, Chief Executive Officer and Director
William G. Sorenson	55	Chief Financial Officer, Treasurer and Secretary
Leslie Bonney	53	Chief Operating Officer
Anthony Deighton	37	Senior Vice President, Products
Douglas Laird	49	Vice President, Marketing
Deborah C. Lofton	43	Vice President and General Counsel
Jonas Nachmanson	47	Chief Technology Officer

(1)	Member of the Board of Directors

(2)	Mr. Bonney, who previously served as our Executive Vice President, Global Field Operations, was appointed Chief Operating Officer on March 14, 2011.
Lars Björk has served as our President and Chief Executive Officer since October 2007 and as a member of our board of directors since October 2004. From August 2006 to October 2007, he served as our Chief Financial Officer and Chief Operating Officer. From August 2000 to August 2006, Mr. Björk served as Chief Financial Officer of QlikTech International AB. From January 1999 to August 2000, he served as Chief Information Officer of Resurs Finance. From May 1994 to January 1999, Mr. Björk served as Chief Financial Officer of ScandStick, a manufacturer of adhesive material. Mr. Björk received an MBA from the University of Lund, Sweden and a Degree in Engineering from the Technical College in Helsingborg, Sweden.
William G. Sorenson has served as our Chief Financial Officer, Treasurer and Secretary since August 2008. From January 2007 to April 2008, Mr. Sorenson served as Chief Operating Officer of Firebrand TV. From November 2005 to November 2006, Mr. Sorenson served as Chief Financial Officer of Savaje Technologies, Inc. From January 2002 to March 2005, Mr. Sorenson served as Chief Financial Officer of EMI Music Publishing. Prior to that Mr. Sorenson held executive level positions at Bertlesmann AG and the News Corporation Ltd. Mr. Sorenson received an M.A. in International Relations from The American University, Washington, D.C. and a B.A. in Foreign Languages from LeMoyne College, Syracuse, New York.
Leslie Bonney has served as our Chief Operating Officer since March 2011. From March 2010 to March 2011, Mr. Bonney served as our Executive Vice President of Global Field Operations. From October 2007 to March 2010, Mr. Bonney served as our Senior Vice President Worldwide Sales. From June 2005 to October 2007, Mr. Bonney served as our Vice President International Markets. From January 2004 to June 2005, Mr. Bonney served as Senior Vice President and General Manager Europe, Middle East and Africa markets of StreamServe, a document management company. Mr. Bonney received a B.Sc. in Marine Biology from James Cook University.
Anthony Deighton has served as our Senior Vice President, Products since January 2005. He previously served as the General Manager of Siebel Systems’ Employee Relationship Management (ERM) business unit, among a variety of other product marketing roles at Siebel Systems from October 1999 to January 2005. Prior to joining Siebel, Mr. Deighton worked as a business analyst at A.T. Kearney in Chicago, Illinois. Mr. Deighton received a B.A. in Economics from Northwestern University and an M.B.A. with high distinction from Harvard Business School.
Douglas Laird has served as our Vice President, Marketing since November 2008. From November 2007 to November 2008, Mr. Laird served as Vice President of Marketing at SpikeSource, Inc. From August 2006 to November 2007, Mr. Laird served as Vice President of Marketing at Trapeze Networks, Inc. From April 2005 to July 2006, Mr. Laird served as Senior Vice President of Marketing at Virsa/SAP America, Inc. From October 1998 to April 2005, Mr. Laird served as Vice President of Marketing at Siebel Systems, Inc. Mr. Laird received a B.S. in Business Administration and Marketing from the University of the Pacific.

Deborah C. Lofton has served as our Vice President and General Counsel since January 2011. From November 2007 to January 2011, Ms. Lofton served as Counsel at McCausland Keen & Buckman. Prior to joining McCausland Keen & Buckman, Ms. Lofton served as Senior Vice President, General Counsel and Secretary of InfraSource Services, Inc. Ms. Lofton has a B.A. in American Government from the University of Virginia and a J.D. from the University of Virginia School of Law.
Jonas Nachmanson has served as our Chief Technology Officer since October 2007. From September 1996 to October 2007, he served in various positions at our Company, including Vice President of Research and Development, Director of Research and Development and Manager of Research and Development. From September 1988 to August 1996, Mr. Nachmanson served in various positions at Tetra Pak, a liquid food packager. Mr. Nachmanson received a Masters of Science in Electrical Engineering and Computer Science from the Lund Institute of Technology and a B.Sc. in Business Administration from Lund University, Sweden.
Code of Business Conduct
Our board of directors has adopted a code of business conduct that applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and directors. The full text of our code of business conduct is posted on our website at http://www.qlikview.com under the Investor Relations section. We intend to disclose future amendments to certain provisions of our code of business conduct, or waivers of such provisions, applicable to our directors and executive officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) at the same location on our website identified above and also in a Current Report on Form 8-K within four business days following the date of such amendment or waiver. A copy of the code of business conduct is also available upon request to the Corporate Secretary at Qlik Technologies Inc., 150 N. Radnor-Chester Road, Suite E220, Radnor, PA 19087.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the information in our proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from the information in our proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from the information in our proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2010.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference from the information in our proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2010.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1)	Financial Statements.

The list of consolidated financial statements and schedules set forth in accompanying Index to Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K, which is incorporated into this item reference.

(2)	Financial Statement Schedule.

No financial statement schedules have been submitted because they are not required or are not applicable or because the information required is included in the consolidated financial statements or the notes thereto.

(3)	Exhibits.

The exhibits that are incorporated by reference in this Annual Report on Form 10-K are listed on the Exhibit Index following the signature page of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 16, 2011.

QLIK TECHNOLOGIES INC.

By:	/s/ LARS BJÖRK
Lars Björk
President, Chief Executive Officer, and Director
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ LARS BJÖRK	President, Chief Executive Officer, and
Lars Björk	Director (Principal Executive Officer)	March 16, 2011

/s/ WILLIAM G. SORENSON	Chief Financial Officer, Treasurer, and
William G. Sorenson	Secretary (Principal Financial Officer and Principal Accounting Officer)	March 16, 2011

/s/ BRUCE GOLDEN
Bruce Golden	Chairman of the Board	March 16, 2011

/s/ JOHN C. BURRIS
John C. Burris	Director	March 16, 2011

/s/ JOHN GAVIN, JR.
John Gavin, Jr.	Director	March 16, 2011

/s/ EREL N. MARGALIT
Erel N. Margalit	Director	March 16, 2011

/s/ ALEXANDER OTT
Alexander Ott	Director	March 16, 2011

/s/ PAUL WAHL
Paul Wahl	Director	March 16, 2011

EXHIBIT INDEX

Exhibit
Number		Description of Document

3.2	(5)	Restated Certificate of Incorporation of Registrant
3.4	(1)	Amended and Restated Bylaws of the Registrant
4.2	(3)	Form of Registrant’s Common Stock Certificate
4.3	(1)	Investors’ Rights Agreement, dated November 17, 2004 and as amended on various dates, by and among the Registrant, certain stockholders and the investors listed on the signature pages thereto
4.3.A	(5)	Amendment and Waiver of Notice Agreement, dated June 11, 2010, by and among the Registrant and certain investors listed on the signature pages thereto
10.1	† (3)	Form of Indemnification Agreement between the Registrant and Lars Björk
10.2	† (3)	Form of Indemnification Agreement between the Registrant and John Gavin, Jr.
10.3	† (3)	Form of Indemnification Agreement between the Registrant and Bruce Golden
10.4	† (3)	Form of Indemnification Agreement between the Registrant and Erel Margalit
10.5	† (3)	Form of Indemnification Agreement between the Registrant and Alexander Ott
10.6	† (3)	Form of Indemnification Agreement between the Registrant and Paul Wahl
10.7	† (3)	Form of Indemnification Agreement between the Registrant and William G. Sorenson
10.8	† (3)	Form of Indemnification Agreement between the Registrant and Leslie Bonney
10.9	† (3)	Form of Indemnification Agreement between the Registrant and Anthony Deighton
10.10	† (3)	Form of Indemnification Agreement between the Registrant and Douglas Laird
10.11	† (4)	Amended and Restated Employment Agreement, dated June 1, 2010, by and between the Registrant and Lars Björk
10.12	† (4)	Amended and Restated Employment Agreement, dated June 1, 2010, by and between the Registrant and William Sorenson
10.13	† (3)	Employment Agreement, dated May 2, 2005, by and between the Registrant and Leslie Bonney
10.13.A	† (4)	Letter Agreement, dated June 1, 2010, by and between the Registrant and Leslie Bonney
10.14	† (4)	Amended and Restated Employment Offer Letter, dated June 1, 2010, by and between the Registrant and Anthony Deighton
10.15	† (4)	Amended and Restated Employment Offer Letter, dated June 1, 2010, by and between the Registrant and Douglas Laird
10.16	† (1)	Amended and Restated Consulting Agreement, dated September 1, 2005, by and between the Registrant and Paul Wahl
10.17	† (1)	Consulting Agreement, dated October 1, 2004, by and between the Registrant and Alexander Ott
10.18	† (1)	2004 Omnibus Stock Option and Award Plan
10.19	† (1)	2007 Omnibus Stock Option and Award Plan
10.20	† (1)	2010 Omnibus Equity Incentive Plan
10.21A	†*	Form of US Employee Notice of Stock Option Grant and Stock Option Agreement under 2010 Omnibus Equity Incentive Plan
10.21B	†*	Form of International Employee Notice of Stock Option Grant and Stock Option Agreement under 2010 Omnibus Equity Incentive Plan
10.21C	†*	Form of Notice of Director Stock Unit Award under 2010 Omnibus Equity Incentive Plan
10.22	(1)	Translation of Agreement by and between the Registrant, QlikTech International AB and Svenska Handelsbanken AB dated as of July 11, 2008
10.23	(1)	Translation of Amendment Agreement by and between the Registrant, QlikTech International AB and Svenska Handelsbanken AB dated as of July 13, 2009
10.24	† (1)	Omnibus Stock Option and Award Plan Non-Qualified Stock Option Award Agreement granted to Alexander Ott under the 2004 Omnibus Stock Option and Award Plan
10.25	(1)
Omnibus Stock Option and Award Plan Non-Qualified Stock Option Award Agreements granted to Anthony Deighton under the 2004 Omnibus Stock Option and Award Plan and under the 2007 Omnibus Stock Option and Award Plan, and Side letter, dated November 2006, between the Registrant and Anthony Deighton

10.25.A	† (4)	Omnibus Stock Option and Award Plan Non-Qualified Stock Option Award Agreement granted to Anthony Deighton under the 2007 Omnibus Stock Option and Award Plan, dated May 21, 2010
10.26	† (1)	Omnibus Stock Option and Award Plan Non-Qualified Stock Option Award Agreement granted to Douglas Laird under the 2007 Omnibus Stock Option and Award Plan
10.26.A	† (4)	Omnibus Stock Option and Award Plan Non-Qualified Stock Option Award Agreement granted to Douglas Laird under the 2007 Omnibus Stock Option and Award Plan, dated May 21, 2010

Exhibit
Number		Description of Document

10.27	† (1)
Omnibus Stock Option and Award Plan Non-Qualified Stock Option Award Agreements granted to Lars Björk under the 2004 Omnibus Stock Option and Award Plan and the 2007 Omnibus Stock Option and Award Plan

10.27.A	† (4)	Omnibus Stock Option and Award Plan Non-Qualified Stock Option Award Agreement granted to Lars Björk under the 2007 Omnibus Stock Option and Award Plan, dated May 21, 2010
10.28	† (1)	2004, 2005 and 2009 Omnibus Stock Option and Award Plans and Sub-Plans for the UK Agreements granted to Leslie Bonney
10.28.A	† (4)	2010 Omnibus Stock Option and Award Plan and Sub-Plan for the UK Agreement granted to Leslie Bonney, dated May 21, 2010
10.29	† (1)	Omnibus Stock Option and Award Plan Non-Qualified Stock Option Award Agreements granted to Paul Wahl under the 2004 Omnibus Stock Option and Award Plan and 2007 Omnibus Stock Option and Award Plan
10.30	† (1)	Omnibus Stock Option and Award Plan Non-Qualified Stock Option Award Agreement granted to William Sorenson under the 2007 Omnibus Stock Option and Award Plan
10.30.A	† (4)	Omnibus Stock Option and Award Plan Non-Qualified Stock Option Award Agreement granted to William Sorenson under the 2007 Omnibus Stock Option and Award Plan, dated May 21, 2010
10.31	† (4)	Omnibus Stock Option and Award Plan Non-Qualified Stock Option Award Agreement granted to John Gavin, Jr. under the 2007 Omnibus Stock Option and Award Plan
10.32	(1)	Term Loan Facility Agreement, dated June 16, 2008, between the Registrant and Stiftelsen Industrifonden
10.33	(1)	Warrant to Purchase Shares of Preferred Stock, dated June 16, 2008, issued by the Registrant to Stiftelsen Industrifonden
10.34	(1)	Share Pledge Agreement, dated June 16, 2008, between the Registrant and Stiftelsen Industrifonden
10.35	(1)	Stock Purchase Agreement, dated November 17, 2004, between the Registrant, QlikTech International AB and the Investors (as defined therein)
10.36	(1)	Lease, dated November 15, 2005, between the Registrant and Radnor Properties-SDC, L.P.
10.37	(1)	First Amendment to Lease, dated March 13, 2009, between the Registrant and Radnor Properties-SDC, L.P.
10.38	(2)	Translation of “Hyreskontrakt for local,” dated May 22, 2007, between QlikTech International AB and Ideon AB
10.39		Reference is made to Exhibits 4.3 and 4.3A
10.40	† (6)	Form of Indemnification Agreement between the Registrant and John Burris
10.41	(7)	Second Amendment to Lease dated as of November 23, 2010, by and between Radnor Properties — SDC, L.P. and the Registrant
10.42	*
Translation of Transfer Agreement dated December 29, 2010 between QlikTech International AB and Sony Ericsson Mobile Communications AB (SEMC) and two separate lease agreements where by SEMC leased property from Fastighets AB Remulus Lund 3

21.1	*	List of subsidiaries of the Registrant (including jurisdiction of organization and names under which subsidiaries do business)
23.1	*	Consent of Independent Registered Public Accounting Firm
24.1	*	Powers of Attorney (included in the signature pages to the registration statement)
31.1	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Compensation arrangement

*	Filed herewith

(1)	Incorporated by reference to the same numbered exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-165844) filed on April 1, 2010.

(2)	Incorporated by reference to the same numbered exhibit to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-165844) filed on May 5, 2010.

(3)	Incorporated by reference to the same numbered exhibit to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (SEC File No. 333-165844) filed on May 27, 2010.

(4)	Incorporated by reference to the same numbered exhibit to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 (SEC File No. 333-165844) filed on June 4, 2010.

(5)	Incorporated by reference to the same numbered exhibit to the Registrant’s Amendment No. 4 to Registration Statement on Form S-1 (SEC File No. 333-165844) filed on June 28, 2010.

(6)	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (SEC File No. 001-34803) filed on October 14, 2010.

(7)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 001-34803) filed on November 23, 2010.

**
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

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Qlik Technologies Inc.
We have audited the accompanying consolidated balance sheets of Qlik Technologies Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Qlik Technologies Inc. as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
March 16, 2011

QLIK TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$158,712	$24,852
Accounts receivable, net	85,364	63,729
Prepaid expenses and other current assets	7,107	3,970
Deferred income taxes	527	810

Total current assets	251,710	93,361

Property and equipment, net	4,399	3,244
Intangible assets, net	388	417
Goodwill	2,746	1,308
Deferred income taxes	4,248	4,207
Deposits and other noncurrent assets	1,573	430

Total assets	$265,064	$102,967

Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Current portion of long-term debt	$—	$3,022
Line of credit	—	242
Income taxes payable	8,431	3,203
Accounts payable	5,627	5,232
Deferred revenue	50,024	35,575
Accrued payroll and other related costs	25,262	18,818
Accrued expenses	12,960	10,015
Deferred income taxes	337	—
Stock warrant liability	—	2,425

Total current liabilities	102,641	78,532

Long-term liabilities:
Long-term debt	—	3,777
Deferred income taxes	48	326
Other long-term liabilities	3,185	3,322
Stock warrant liability	—	2,212

Total liabilities	105,874	88,169

Commitments and contingencies
Convertible preferred stock:
Series A convertible preferred stock ($0.0001 par value, 20,320,561 shares authorized; 19,846,279 issued and outstanding at December 31, 2009)	—	12,082
Series AA convertible preferred stock ($0.0001 par value, 26,875,145 shares authorized, issued, and outstanding at December 31, 2009)	—	11,819

Total convertible preferred stock	—	23,901

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 10,000,000 authorized, none issued and outstanding at December 31, 2010; none authorized, issued and outstanding at December 31, 2009	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized; 78,752,390 issued and outstanding at December 31, 2010; 78,068,237 shares authorized; 16,629,146 issued and outstanding at December 31, 2009	8	2
Additional paid-in-capital	157,928	5,743
Retained earnings (accumulated deficit)	133	(13,383)
Accumulated other comprehensive income (loss)	1,121	(1,465)

Total stockholders’ equity (deficit)	159,190	(9,103)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$265,064	$102,967

QLIK TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)

	Year Ended December 31,
	2010	2009	2008
Revenue:
License revenue	$145,225	$99,864	$74,446
Maintenance revenue	59,846	41,390	29,401
Professional services revenue	21,450	16,105	14,417

Total revenue	226,521	157,359	118,264

Cost of revenue:
License revenue	3,670	3,663	3,071
Maintenance revenue	3,998	1,635	1,365
Professional services revenue	16,054	11,802	9,562

Total cost of revenue	23,722	17,100	13,998

Gross profit	202,799	140,259	104,266

Operating expenses:
Sales and marketing	122,394	93,349	74,267
Research and development	13,537	8,735	8,258
General and administrative	39,300	25,009	20,190

Total operating expenses	175,231	127,093	102,715

Income from operations	27,568	13,166	1,551

Other income (expense), net:
Interest expense, net	(488)	(941)	(361)
Change in fair value of warrants	(1,962)	(1,953)	(463)
Foreign exchange gain (loss) and other income (expense), net	(4,404)	(1,635)	4,128

Total other income (expense), net	(6,854)	(4,529)	3,304

Income before provision for income taxes	20,714	8,637	4,855
Provision for income taxes	(7,198)	(1,776)	(1,860)

Net income	$13,516	$6,861	$2,995

Net income per common share:
Basic	$0.24	$0.07	$0.01
Diluted	$0.21	$0.06	$0.01

Weighted average number of common shares:
Basic	45,232,782	16,267,186	14,552,999
Diluted	52,061,916	20,778,448	16,523,443

QLIK TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Convertible Preferred Stock				Stockholders’ Equity (Deficit)
									Accumulated Other
							Additional Paid-		Comprehensive
	Series A Preferred		Series AA Preferred		Common		in-	Retained Earnings	Income
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Accumulated Deficit)	(Loss)	Total

Balance at January 1, 2008	19,846,279	$12,082	26,875,145	$11,819	13,595,534	$1	$1,647	$(23,239)	$714	$(20,877)

Exercise of stock options	—	—	—	—	2,383,396	1	1,553	—	—	1,554
Stock-based compensation expense	—	—	—	—	—	—	731	—	—	731
Payments for stock options	—	—	—	—	—	—	83	—	—	83
Net income	—	—	—	—	—	—	—	2,995	—	2,995
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(1,854)	(1,854)

Comprehensive income	—	—	—	—	—	—	—	—	—	1,141

Balance at December 31, 2008	19,846,279	$12,082	26,875,145	$11,819	15,978,930	$2	$4,014	$(20,244)	$(1,140)	$(17,368)

Exercise of stock options	—	—	—	—	650,216	—	513	—	—	513
Stock-based compensation expense	—	—	—	—	—	—	1,479	—	—	1,479
Excess tax benefit from stock-based compensation	—	—	—	—	—	—	53	—	—	53
Payments for stock options	—	—	—	—	—	—	123	—	—	123
Repurchase of stock options	—	—	—	—	—	—	(439)	—	—	(439)
Net income	—	—	—	—	—	—	—	6,861	—	6,861
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(325)	(325)

Comprehensive income	—	—	—	—	—	—	—	—	—	6,536

Balance at December 31, 2009	19,846,279	$12,082	26,875,145	$11,819	16,629,146	$2	$5,743	$(13,383)	$(1,465)	$(9,103)

Proceeds from public offering, net of underwriters’ discount	—	—	—	—	12,880,000	1	115,099	—	—	115,100
Conversion of preferred stock to common stock, net offering costs	(19,846,279)	(12,082)	(26,875,145)	(11,819)	46,721,424	5	23,986	—	—	23,901
Warrant liability reclass	—	—	—	—	—	—	6,403	—	—	6,403
Exercise of stock options	—	—	—	—	1,840,034	—	1,741	—	—	1,741
Exercise of common stock warrants	—	—	—	—	561,786	—	650	—	—	650
Stock-based compensation expense	—	—	—	—	—	—	3,018	—	—	3,018
Excess tax benefit from stock-based compensation	—	—	—	—	—	—	675	—	—	675
Payments for stock options	—	—	—	—	—	—	81	—	—	81
Shares issued for acquisition	—	—	—	—	120,000	—	622	—	—	622
Net income	—	—	—	—	—	—	—	13,516	—	13,516
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	2,586	2,586

Comprehensive income	—	—	—	—	—	—	—	—	—	16,102

Balance at December 31, 2010	—	$—	—	$—	78,752,390	$8	$157,928	$133	$1,121	$159,190

QLIK TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net income	$13,516	$6,861	$2,995
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash interest expense, including amortization of debt discount	122	60	498
Depreciation and amortization	1,713	1,108	793
Stock-based compensation expense	3,018	1,479	731
Deferred income taxes	443	(1,998)	866
Excess tax benefit from stock-based compensation	(675)	(53)	—
Provision for bad debts	222	837	826
Change in fair value of warrants	1,962	1,953	463
Unrealized foreign currency gain (loss), net	2,816	(201)	(2,298)
Changes in assets and liabilities:
Accounts receivable	(22,176)	(20,692)	(13,118)
Prepaid expenses and other assets	(3,201)	(101)	(1,970)
Other noncurrent assets	(1,108)	(75)	(102)
Accounts payable	271	298	1,275
Deferred revenue	14,742	12,007	7,445
Accrued expenses and other liabilities	14,194	11,553	4,227

Net cash provided by operating activities	25,859	13,036	2,631

Cash flows from investing activities
Acquisition, net of cash acquired	194	—	(442)
Purchase of property and equipment	(2,677)	(2,128)	(1,716)

Net cash used in investing activities	(2,483)	(2,128)	(2,158)

Cash flows from financing activities
Proceeds from public offering, net of underwriters’ discount and deferred offering costs	115,100	—	—
Borrowings (payments) on line of credit, net	(242)	229	(3,691)
Borrowings on long-term debt	—	—	10,000
Payments on long-term debt	(7,384)	(2,270)	(1,020)
Excess tax benefit on stock-based compensation	675	53	—
Proceeds from issuance (repurchase) of stock options	81	(316)	83
Proceeds from exercise of common stock options	1,741	513	1,554
Proceeds from exercise of common stock warrants	650	—	—

Net cash provided by (used in) financing activities	110,621	(1,791)	6,926
Effect of exchange rates on cash	(137)	935	(1,813)

Net increase in cash and cash equivalents	133,860	10,052	5,586
Cash and cash equivalents, beginning of period	24,852	14,800	9,214

Cash and cash equivalents, end of period	$158,712	$24,852	$14,800

Supplemental cash flow information:
Cash paid during the period for interest	$414	$977	$148

Cash paid during the period for income taxes	$1,500	$822	$670

Non-cash investing activities:
Common stock issued for acquisition of business	$622	$—	$1,492

QLIK TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(1) Description of Business
QlikTech International AB (“QlikTech Sweden”) was founded in Sweden in 1993. From 1993 until 1999, QlikTech Sweden’s activities were focused on software research and development that resulted in the core technology for “QlikView”, software for business intelligence and data analysis. From 1999 until 2004, QlikTech Sweden focused on the commercialization of this technology primarily in the Nordic market and limited regions of Europe. In 2004, Qlik Technologies Inc. (“QlikTech” or the “Company”) was incorporated in Delaware, acquired all of the outstanding securities of QlikTech Sweden and began to broaden these marketing and sales activities in the United States (“U.S.”) and to continue this expansion in Europe. Through its wholly owned subsidiaries, the Company sells software solutions that deliver fast, powerful, and affordable data analysis and reporting solutions. QlikView is built upon techniques which offer greater flexibility for the user than traditional business intelligence software.
(2) Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
On an ongoing basis, the Company evaluates its estimates, including those related to the accounts receivable allowance, useful lives of long-lived assets, the recoverability of goodwill and other intangible assets, the value of common stock through the completion of the Company’s initial public offering (“IPO”), assumptions used for the purpose of determining stock-based compensation, the value of common and preferred stock warrants through completion of the IPO, and income taxes, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying value of assets and liabilities as well as reported revenue and expenses during the periods presented.
Foreign Currency Translation
The financial statements of the Company’s foreign operations are measured using the local currency as the functional currency. The local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date and the local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the reporting periods. Foreign currency transaction gains (losses) have been reflected as a component of the Company’s statements of operations and foreign currency translation gains (losses) have been included as a component of accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included as a component of other income (expense), net.
Cash and Cash Equivalents
The Company considers all highly liquid investments having an original maturity of three months or less when purchased to be cash equivalents. The Company maintains deposits with financial institutions, the balances of which from time to time exceed the federally insured amount. These balances could be impacted if the underlying financial depository institutions or the guarantors fail or could be subject to adverse conditions in the financial markets.
Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, accounts receivable, other current assets, and accounts payable approximate fair value, due to their short-term nature.

QLIK TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Accounts Receivable
The Company makes estimates regarding the collectability of accounts receivable. When the Company evaluates the adequacy of its allowance for doubtful accounts, it considers multiple factors, including historical write-off experience, the need for specific customer reserves, the aging of receivables, customer creditworthiness, and changes in customer payment cycles. Historically, the allowance for doubtful accounts has been adequate based on actual results. If any of the factors used to calculate the allowance for doubtful accounts change or if the allowance does not reflect the Company’s future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed, and future results of operations could be materially affected. Once the outstanding receivable is determined to be uncollectible and all efforts at collections have been exhausted, the outstanding receivable is written-off.
The following table summarizes the changes in the Company’s allowance for doubtful accounts for the period indicated:

	Year Ended December 31,
	2010	2009	2008

Balance at the beginning of the period	$1,171	$868	$285
Amounts to expense	222	837	826
Accounts written off	(586)	(534)	(243)

Balance at the end of the period	$807	$1,171	$868

Renaming of Common Stock
On June 29, 2010, the Company effected the renaming of its Series A common stock as common stock. All common shares and per common share information referenced throughout these consolidated financial statements have been retroactively adjusted to reflect such renaming.
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
Concentration of Market Risk
The Company does not believe its business is substantially dependent on any particular customer as no customer represented more than 2% of its revenue in 2010, 2009 or 2008. The Company’s target markets are not confined to certain industries and geographies as we are focused on providing a solution that generally meets the needs of all business users. As of December 31, 2010, the Company’s global partner network was comprised of more than 1,200 partners in over 100 countries. No individual partner represented more than 3% of the Company’s revenues in the fiscal years ended December 31, 2010, 2009 or 2008.
Concentration of Credit Risk
The Company’s principal financial instruments subject to potential concentration of credit risk are cash and cash equivalents and accounts receivable, which are unsecured. The Company’s cash and cash equivalents are maintained at various financial institutions across different geographies. Deposits held with banks may at times exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, management believes they bear minimal risk. Concentration of credit risk with respect to trade accounts receivables is generally limited by a large customer base and its geographic dispersion. The Company believes it has a wide customer base consisting of Fortune 500 corporations, universities, large international companies, and other smaller businesses. As of and for the years ended December 31, 2010, 2009 and 2008, there were no significant concentrations with respect to the Company’s consolidated revenue or accounts receivable.
Property and Equipment
Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of the assets. The estimated useful lives are as follows: three years for computers and equipment and five years for furniture and fixtures. Leasehold improvements are amortized over the term of the lease.
Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance and repairs are charged to expense as incurred. When property is retired or otherwise disposed of, the costs and accumulated depreciation are removed from the accounts. Any resulting gain or loss is recognized concurrently.

QLIK TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Long-lived Assets
The Company considers whether indicators of impairment of long-lived assets, including identified intangible assets, held for use are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amount, and if so, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their fair value. No circumstances or events indicated impairment to long-lived assets as of December 31, 2010.
Business Combinations
The Company recognizes all of the assets acquired, liabilities assumed and contingent consideration at their fair value on the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets acquired, estimated contingent consideration payments and pre-acquisition contingencies assumed. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results. Additionally, any change in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date, including changes from events after the acquisition date, will be recognized in earnings in the period of the estimated fair value change. All subsequent changes to a valuation allowance or uncertain tax position relating to the acquired company that occur within the measurement period and are based on facts and circumstances that existed at the acquisition date are recognized as an adjustment to goodwill. All other changes in a valuation allowance or uncertain tax positions are recognized as a reduction or increase to income tax expense.
Acquisition-related transaction costs, including legal and accounting fees and other external costs directly related to the acquisition are recognized separately from the acquisition and expensed as incurred in general and administrative expenses in the consolidated statements of operations.
Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets acquired. The Company tests goodwill resulting from acquisitions for impairment annually on October 1, or whenever events or changes in circumstances indicate an impairment. If it is determined that an impairment has occurred, the Company will record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. Although the Company believes goodwill is appropriately stated in the consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance. There was no impairment during the years ended December 31, 2010, 2009 and 2008.
Intangible assets that are not considered to have an indefinite life are amortized over their useful lives on a straight-line basis. On a periodic basis, the Company evaluates the estimated remaining useful life of acquired intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. The carrying amounts of these assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. There was no impairment during the years ended December 31, 2010, 2009 and 2008.
Revenue Recognition
The Company derives its revenues from three sources: (i) license revenues; (ii) maintenance revenues; and (iii) professional services. The majority of license revenue is from the sale of perpetual licenses to customers or resellers. Maintenance, which generally has a contractual term of 12 months, includes telephone and web-based support, software updates and rights to software upgrades on a when-and-if-available basis. Professional services include training, implementation, consulting, and expert services.
For each arrangement, the Company recognizes revenue when (a) persuasive evidence of an arrangement exists (e.g. a signed contract or purchase order); (b) delivery of the product has occurred and there are no remaining obligations or substantive customer acceptance provisions; (c) the fee is fixed or determinable; and (d) collection of the fee is deemed reasonably assured. Delivery is considered to have occurred upon electric transfer of the license key that provides immediate availability of the product to the purchaser.
As substantially all of the Company’s software licenses are sold in multiple-element arrangements that include either maintenance or both maintenance and professional services, the Company uses the residual method to determine the amount of license revenue to be recognized. Under the residual method, consideration is allocated to undelivered elements based upon vendor-specific objective evidence (“VSOE”) of the fair value of those elements, with the residual of the arrangement fee allocated to and recognized as license revenue. The Company has established VSOE of the fair value of maintenance through independent maintenance renewals, which demonstrate a consistent relationship of maintenance pricing as a percentage of the contractual license fee. Maintenance revenue is deferred and recognized ratably over the contractual period of the maintenance arrangement, which is generally 12 months. Arrangements that include other professional services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. The Company has determined that these services are not considered essential and the amounts allocated to the services are recognized as revenue when the services are performed. The VSOE of fair value of the Company’s professional services is based on the price for these same services when they are sold separately. Revenue for services that are sold either on a stand-alone basis or included in multiple-element arrangements is recognized as the services are performed.

QLIK TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
For sales through resellers, the Company recognizes revenue upon the shipment of the product only if those resellers provide the Company, at the time of placing their order, with the identity of the end-user customer to whom the product has been sold. The Company’s resellers do not carry inventory of its software. Sales through resellers are evidenced by a reseller agreement, together with purchase orders on a transaction-by-transaction basis.
The Company also sells software licenses to original equipment manufacturers (“OEMs”) who integrate the Company’s product for distribution with their applications. We do not offer any rights to return products sold to resellers. The OEM’s end-user customer is licensed to use the Company’s products solely in conjunction with the OEM’s application. In OEM arrangements, key delivery is required as the basis for revenue recognition. However, depending upon the OEM partner’s business model the Company recognizes revenue either up-front or over time in subscription or royalty based models.
The Company offers a standard 30-day money back guarantee on license sales to its customers. The Company considers its history of sales returns in determining the amount of sales return allowance to be recorded. To date, sales returns have not been material in any period presented.
The Company records taxes collected on revenue-producing activities on a net basis.
Deferred Revenue
Deferred revenue consists of billings or payments received in advance of revenue recognition from the Company’s maintenance agreements described above and is recognized as the revenue recognition criteria are met. The Company generally invoices its customers in annual installments. Accordingly, the deferred revenue balance does not represent the total contract value of annual maintenance agreements.
Cost of License and Maintenance Revenue
Cost of license revenue is comprised of referral fees paid to third parties in connection with software license sales.
Cost of maintenance revenue is primarily comprised of the costs associated with the customer support and research and development personnel that provide maintenance and support services to the Company’s customers.
Product Warranties
Substantially all of the Company’s software products are covered by a standard 90 day warranty. In the event of a failure of software covered by this warranty, the Company must repair or replace the software or, if those remedies are insufficient, provide a refund. To date, the Company has not been required to record any reserve or revise any of the Company’s assumptions or estimates used in determining its warranty allowance. If the historical data the Company uses to calculate the adequacy of the warranty allowance is not indicative of future requirements, a warranty reserve may be required.
Commissions
The Company records commission expense in the period in which the sale is made. Commission expense is recorded for arrangements that consist solely of service in the period in which the non-cancelable order for the services is received.
Research and Development
Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized to the extent that the capitalizable costs do not exceed the realizable value of such costs, until the product is available for general release to customers. Based on the Company’s product development process, technological feasibility is established upon the completion of a working model of the software product that has been tested to be consistent with the product design specifications and that is free of any uncertainties related to high-risk development issues. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant. Accordingly, the Company has charged all such costs to research and development expense in the accompanying statements of income.
Advertising
Advertising costs are charged to operations as incurred and include direct marketing, events, public relations, sales collateral materials and partner programs. Advertising expense was approximately $15.3 million, $15.1 million, and $11.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

QLIK TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. These deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be reversed or utilized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
The Company uses a more-likely-than-not recognition threshold based on the technical merits of tax positions taken. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. The Company recognizes interest and penalties related to income tax matters in its provision for income taxes.
Comprehensive Income
The Company classifies items of other comprehensive income separately within stockholders’ equity (deficit). For the years ended December 31, 2010, 2009 and 2008, comprehensive income was:

	Year Ended December 31,
	2010	2009	2008

Net income	$13,516	$6,861	$2,995
Foreign currency translation gain (loss)	2,586	(325)	(1,854)

Comprehensive income	$16,102	$6,536	$1,141

Stock-Based Compensation
The Company recognizes the cost of stock-based compensation based on the fair value of those awards at the date of grant over the requisite service period. The Company uses the Black-Scholes-Merton (“Black-Scholes”) option pricing model to determine the fair value of stock-based compensation awards. Stock-based compensation plans, related expenses and assumptions used in the Black-Scholes option pricing model are more fully described in Note 12 to these consolidated financial statements. The estimated fair value of stock-based compensation awards on the date of grant is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense is recorded within cost of revenue, sales and marketing, research and development, and general and administrative expenses.
The following table sets forth the total stock-based compensation expense included in the consolidated statements of operations for the years ended December 31, 2010, 2009, and 2008:

	Year Ended December 31,
	2010	2009	2008

Cost of revenue	$188	$82	$39
Sales and marketing	1,572	733	285
Research and development	96	79	19
General and administrative	1,162	585	388

	$3,018	$1,479	$731

Net Income Attributable to Common Shares
Prior to completion of its IPO, the Company used the two-class method to compute net income per common share because the Company previously issued securities, other than common stock, that contractually entitled the holders to participate in dividends and earnings of the Company. All common shares and per common share information referenced throughout these audited consolidated financial statements have been retroactively adjusted to reflect such renaming. The two class method required earnings available to common stockholders for the period, after an allocation of earnings to participating securities, to be allocated between common and participating securities based upon their respective rights to receive distributed and undistributed earnings. The Company’s Series A and Series AA preferred stock were each entitled to receive annual non-cumulative dividends of $0.0504 per share, payable prior and in preference to the holders of Series A common stock (hereinafter referred to as “Common Stock”) when and if declared by the Board. In the event a dividend was to be paid on Common Stock, holders of Series A and Series AA preferred stock were entitled to a proportionate share of any such dividend as if they were holders of common shares (on an as-if converted basis).

QLIK TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Year Ended December 31,
	2010	2009	2008

Basic net income per common share calculation:
Net income	$13,516	$6,861	$2,995
Less: Undistributed earnings allocated to participating securities	(2,644)	(5,697)	(2,843)

Net income attributable to common shares	10,872	1,164	152
Weighted average common shares outstanding	45,232,782	16,267,186	14,552,999

Basic net income per share	$0.24	$0.07	$0.01

Diluted net income per common share calculation:
Net income	$13,516	$6,861	$2,995
Less: Undistributed earnings allocated to participating securities	(2,644)	(5,697)	(2,843)

Net income attributable to common shares — diluted	10,872	1,164	152
Weighted average shares used to compute basic net income per share	45,232,782	16,267,186	14,552,999
Effect of potentially dilutive securities:
Common stock options and restricted stock units	6,829,134	4,511,262	1,970,444

Weighted average shares used to compute diluted net income per share	52,061,916	20,778,448	16,523,443

Diluted net income per share	$0.21	$0.06	$0.01

Diluted net income per share for the periods presented does not reflect the following potential common shares as the effect would be anti-dilutive:

	Year Ended December 31,
	2010	2009	2008

Common stock options	614,900	1,104,552	1,046,475
Restricted stock units	3,320	—	—
Warrants	—	474,282	474,282

	618,220	1,578,834	1,520,757

Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than on a net basis). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted the updated guidance in the first quarter of 2010, and the impact on the consolidated financial statements was not material.
(3) Acquisitions
On January 1, 2008, the Company acquired the operations and tangible assets related to QlikView of PC Business Intelligence, S.L. (“PCB”), a referral partner in Madrid, Spain. The acquisition is part of the Company’s strategy to establish a local presence in key markets and further develop the direct sales and reseller networks. The Company paid consideration of $1.9 million, which includes $0.4 million in cash and $1.5 million in a warrant to purchase shares of the Company’s Common Stock. The acquisition was accounted for under the purchase method of accounting. The assets acquired and liabilities assumed were recorded at their fair values as of January 1, 2008. Of the total estimated purchase price, approximately $0.6 million has been allocated to finite lived intangible assets acquired, which consist principally of the value assigned to PCB’s customer relationships, and approximately $1.3 million has been allocated to goodwill, none of which is tax deductible.

QLIK TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
In connection with this acquisition, PCB was granted a warrant (“PCB warrant”) to purchase 93,981 shares of the Company’s Common Stock at a purchase price of $1.65 per share. Because the IPO did not occur on or before February 1, 2010, PCB had the right (“Put Right”) to exercise the PCB warrant and on or before December 31, 2010 require the Company to purchase the shares acquired upon exercise for an aggregate purchase price, not to exceed €1.8 million, equal to 50% of the Gross Sales (as defined in the purchase agreement related to the PCB warrant) of QlikTech Iberica S.L. (the Company’s Spanish subsidiary) during the fiscal year ended December 31, 2009 (“Put Right Purchase Price”). The estimated fair value of the PCB warrant of $1.5 million was recorded as purchase price on the date of the PCB acquisition. Subsequent changes in the fair value of the warrant were recorded as a component of other income (expense) in the accompanying consolidated statement of income. As of December 31, 2009, the fair value of the PCB warrant of $2.4 million was classified in current liabilities as the warrant holder had the ability to exercise the Put Right by December 31, 2010.
On November 4, 2010, the holder exercised the PCB warrant in full for cash. Upon the exercise of the PCB warrant for cash, the 93,981 shares held by PCB became subject to the same put right described above. The estimated fair value of the shares subject to the Put Right (“PCB Shares”) of $2.4 million was reclassified from current liabilities to temporary equity on November 4, 2010. The PCB Shares are required to be marked to their redemption amount at the end of each reporting period, with changed recorded as a component of stockholders’ equity. The change in the value of the PCB Shares from the November 4, 2010 fair value through the December 31, 2010 redemption amount was de minimis. On December 31, 2010, the Put Right underlying the PCB Shares expired unexercised. Accordingly, as the PCB Shares are no longer subject to a Put Right, the Company has reclassified the PCB Shares from temporary to permanent equity as of December 31, 2010. Refer to Note 5 for fair value measurement considerations.
On January 22, 2010, the Company completed its acquisition of Syllogic Corporation (“Syllogic”) for total consideration of $1.1 million. The purchase price consisted of 120,000 shares of common stock valued at $0.6 million and contingent cash consideration of $0.5 million, which is estimated to be paid out over a four year period. The total maximum contingent cash consideration that could be paid pursuant to the agreement is $0.8 million. The Company paid $0.1 million through December 31, 2010, based on achievement of certain financial targets.
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
Purchase Price Allocation
Under the acquisition method of accounting, the total estimated purchase price was allocated to Syllogic’s net tangible liabilities and intangible assets based on their estimated fair values as of January 22, 2010. The excess of the purchase price over the net tangible liabilities and identifiable intangible assets was recorded as goodwill. The purchase price is allocated as follows:

Cash and cash equivalents	$194
Other current assets	747
Liabilities, including notes payable	(1,421)

Net tangible liabilities acquired	(435)
Finite-lived intangible assets acquired	185
Goodwill	1,357

Total purchase price	$1,107

Finite-lived intangible assets consist of the value assigned to Syllogic’s customer relationships of $0.1 million and trademarks of $0.1 million.
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

QLIK TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Included in other current assets is $0.1 million of deferred tax assets related to Syllogic loss carry forwards that are available to be used to offset future income.
Of the total estimated purchase price, approximately $1.4 million has been allocated to goodwill and is not deductible for tax purposes. Goodwill represents factors including expected synergies from combining operations and is the excess of the purchase price of an acquired business over the fair value of the net tangible and intangible assets acquired.
(4) Goodwill and Other Intangible Assets
The following table provides a rollforward of the Company’s goodwill activity:

	2010	2009

Balance at January 1	$1,308	$1,268
Syllogic acquisition	1,357	—
Impact of foreign currency translation	81	40

Balance at December 31	$2,746	$1,308

The following table provides information regarding the Company’s intangible assets subject to amortization:

	December 31, 2010			December 31, 2009
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount

Purchased technology	$200	$(160)	$40	$189	$(114)	$75
Customer relationships and other identified intangible assets	735	(387)	348	571	(229)	342

Total	$935	$(547)	$388	$760	$(343)	$417

The cost of finite-lived intangible assets is amortized on a straight-line basis over their estimated useful lives of five years. Amortization of intangible assets was $0.2 million, $0.2 million, and $0.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. The estimated aggregate amortization expense for each of the succeeding years is as follows: $0.2 million in 2011 and $0.2 million in 2012.
(5) Fair Value Measurements
Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability. The Company evaluates the fair value of certain assets and liabilities using the following fair value hierarchy which ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value:
•	Level 1 — quoted prices in active markets for identical assets and liabilities
•	Level 2 — inputs other than Level 1 quoted prices that are directly or indirectly observable
•	Level 3 — unobservable inputs that are not corroborated by market data

QLIK TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The Company evaluates assets and liabilities subject to fair value measurements on a recurring and nonrecurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company. The following table sets forth the Company’s assets and liabilities that were measured at fair value as of December 31, 2010 and 2009, by level within the fair value hierarchy:

	Amounts at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
As of December 31, 2010
Assets
Cash and cash equivalents	$158,712	$158,712	$—	$—

As of December 31, 2009
Assets
Cash and cash equivalents	$24,852	$24,852	$—	$—
Liabilities
Stock warrant liability	$4,637	$—	$—	$4,637
Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill. These items are recognized at fair value when they are considered to be impaired. During the year ended December 31, 2010 and 2009, there were no fair value adjustments for assets and liabilities measured on a non-recurring basis.
In March 2006, in connection with the Company’s note payable, the Company granted a warrant (“ETV warrant”) to ETV Capital S.A. to purchase 260,082 shares of the Company’s Series A preferred stock at $0.6298 per share. The value of the ETV warrant at the date of grant of $0.1 million was recorded as a warrant liability with the offset to debt discount. The debt discount was amortized to interest expense over the term of the note payable. In November 2010, ETV Capital exercised the ETV warrant and received 253,605 shares of common stock in a net share settlement.
In January 2008, the Company granted a warrant to PCB to purchase 93,981 shares of the Company’s Common Stock, in connection with a business acquisition (See Note 3). In November 2010, the holder exercised the PCB warrant in full for cash.
In June 2008, in connection with the Company’s note payable, the Company granted a warrant (“Industrifonden warrant”) to Stiftelsen Industrifonden (“Industrifonden”) to purchase 214,200 shares of the Company’s Series A preferred stock at $2.31 per share (See Note 7). The value of the Industrifonden warrant at the grant date was $0.2 million and was recorded as a warrant liability, with the offset to debt discount. The debt discount was amortized to interest expense over the term of the note payable. In December 2010, the holder exercised the Industrifonden warrant in cash.
The ETV warrant and Industrifonden warrant were classified as liabilities on the accompanying balance sheet as of December 31, 2009 as the warrant entitled the holder to purchase preferred stock which was considered contingently redeemable. The PCB warrant was classified as warrant liability as this warrant contained a put feature that could have been settled in cash.
The fair value of the stock warrant liability was based on Level 3 inputs. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value.
The Company estimated the fair value of the warrant to purchase 93,981 shares of the Company’s common stock at a purchase price of $1.65 per share held by PC Business Intelligence, S.L. by utilizing a fair value methodology which incorporated both the Black Scholes pricing model, as well as the probability of an IPO occurring by February 1, 2010, estimated of the level of Gross Sales (as defined in the purchase agreement related to the PCB Warrant) of a subsidiary of the Company for 2009, and an estimated discount rate. These warrants were exercised in November 2010 into 93,981 shares of common stock. The put right was not exercised and expired at December 31, 2010.
The Company estimated the fair value of its preferred stock warrant liability by utilizing a Black Scholes based option pricing model, which considered the estimated fair value of these preferred stock warrants in both an IPO scenario (“IPO scenario”), in which the warrants have attributes of common stock warrants, and a merger and acquisition scenario (“M&A scenario”), in which the warrants have attributes of preferred stock warrants. In the IPO scenario, the inputs in the Black Scholes model included an expected term equal to the remaining contractual life of the warrant, a risk free rate commensurate with the remaining term of the warrant, volatility of comparable companies for a period consistent with the expected term, and a dividend yield of 0% as the Company has never paid dividends. In the M&A scenario, the Company’s Black Scholes model included an expected term commensurate with the estimated timing of a liquidity event, a risk free rate commensurate with the expected term, volatility of comparable companies for a period consistent with the expected term, and a dividend yield of 0%. The estimates of the fair value of preferred stock warrants required a significant amount of judgment. In connection with the Company’s IPO, all then outstanding shares of convertible preferred stock were automatically converted into shares of common stock. As a result of this conversion, the then outstanding warrants to purchase convertible preferred stock were converted into warrants to purchase 474,282 shares of common stock which are no longer considered to be contingently redeemable. Accordingly, these warrants were reclassified to additional paid-in capital in July 2010 in connection with the Company’s IPO.

QLIK TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The reconciliation of the stock warrant liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

	2010	2009

Balance at January 1	$4,637	$2,684
Impact of foreign currency translation (1)	(196)	—
Change in fair value of warrant liability (2)	1,962	1,953
Reclass of warrant liability to additional paid-in capital	(6,403)	—

Balance at December 31	$—	$4,637

As reported in balance sheet:
Current	$—	$2,425
Non-current	$—	$2,212

(1)	The impact of foreign currency translation is shown in other comprehensive income.

(2)	The change in fair value of warrant liability is included in other income (expense), net in the Consolidated Statement of Income.
(6) Property and Equipment, net
The following is a summary of property and equipment, net:

	December 31,
	2010	2009

Computers and equipment	$4,741	$3,061
Furniture and fixtures	1,926	1,998
Leasehold improvements	1,425	506

	8,092	5,565
Less accumulated depreciation	(3,693)	(2,321)

	$4,399	$3,244

Depreciation and amortization expense totaled $1.5 million, $0.9 million, and $0.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.
(7) Long-Term Debt
Line of Credit
During 2009 and 2010, a wholly owned subsidiary of the Company in Sweden had an agreement with a bank in Sweden from which it could borrow up to a maximum of 60 million Swedish kronor (“SEK”) (approximately $8.4 million based on the December 31, 2009 exchange rate of approximately 0.14). At December 31, 2009, the amount outstanding was $0.2 million. The maximum borrowing was collateralized by the subsidiary’s total assets. The terms of this agreement required payment of an unused credit line fee equal to 0.5% of the unused portion and a variable interest rate equivalent to the Swedish Riksbank Repo Rate (0.25% at December 31, 2009) plus 1.75% of the outstanding balance. The line of credit expired on September 30, 2010.
Long-term Debt
On June 16, 2008, the Company entered into a 60.0 million SEK note payable to Stiftelsen Industrifonden, a stockholder of the Company, which bore interest at a fixed 10% rate per annum through March 2012. The loan agreement stipulated that interest accrued between the loan initiation and first scheduled payment on June 30, 2009 will be capitalized and added to the principal amount of the loan. The total principal as of June 30, 2009 (approximately 66.2 million SEK) would be paid off in 12 equal quarterly payments, including accrued interest. Borrowings under the loan were collateralized by shares of the Company’s wholly owned Swedish subsidiary. As the note payable was denominated in SEK, the impact of exchange rate changes on the principal and interest of the note were recorded as gain/(loss) in the consolidated statement of income. The gain/(loss) recorded during the years ended December 31, 2010 and 2009 are $0.5 million and ($0.8) million, respectively.
As of December 31, 2009, the Company owed $6.9 million on this note payable, of which $3.0 million was classified as current portion of long-term debt and $3.8 million classified as long-term debt. In addition, there was $0.1 million of unaccreted discount as of December 31, 2009.
On July 27, 2010, the Company paid in full the outstanding principal, accrued interest, and a prepayment fee on the note payable. The note payable had an outstanding principal balance of 38.6 million Swedish kronor (approximately $5.3 million based on the current exchange rate of approximately 0.14). In addition, the accrued interest and prepayment penalty amounted to 0.5 million Swedish kronor (approximately $0.1 million based on the current exchange rate of approximately 0.14).

QLIK TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(8) Provision for Income Taxes
The effective tax rates for the year ended December 31, 2010, 2009, and 2008 were 34.8%, 20.6%, and 38.3%, respectively. It is anticipated that the Company’s effective tax rate may fluctuate in the future due to the mix of foreign and domestic pre-tax earnings.
Income (loss) before provision for income taxes is allocated as follows:

	Year Ended December 31,
	2010	2009	2008

U.S. operations	$(5,666)	$(4,611)	$565
Foreign operations	26,380	13,248	4,290

	$20,714	$8,637	$4,855

Provision (benefit) for income taxes is comprised of the following:

	Current	Deferred	Total
Year ended December 31, 2010:
U.S. federal	$182	$687	$869
State and local	81	(197)	(116)
Foreign	5,953	492	6,445

	$6,216	$982	$7,198

Year ended December 31, 2009:
U.S. federal	$1	$(1,535)	$(1,534)
State and local	36	(123)	(87)
Foreign	3,598	(201)	3,397

	$3,635	$(1,859)	$1,776

Year ended December 31, 2008:
U.S. federal	$(90)	$577	$487
State and local	22	8	30
Foreign	1,039	304	1,343

	$971	$889	$1,860

QLIK TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The provision for income taxes differs from the amount of taxes determined by applying the U.S. federal statutory rate to income before provision for income taxes as a result of the following:

	Year Ended December 31,
	2010	2009	2008

Statutory federal income tax	$(7,043)	$(2,937)	$(1,651)
Increase (reduction) in income taxes resulting from:
Foreign tax benefit for income taxed at lower rates	1,934	1,611	389
Foreign tax credit	504	180	—
Change in valuation allowance	(83)	916	62
State and local income taxes, net of federal income tax benefit	297	100	(22)
Permanent differences — warrant liability	(667)	(719)	(38)
Permanent differences — other	(259)	(392)	(302)
Internal revenue code 956 income and tax on earnings not permenantly reinvested	(1,447)	—	—
Other	(434)	(535)	(298)

Total	$(7,198)	$(1,776)	$(1,860)

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2010	December 31, 2009
Deferred tax assets:
Accrued expenses	$283	$501
Foreign tax credits	778	273
Stock options	1,008	454
Other tax credits	3	15
Other assets	419	71
Net operating loss carryforwards	4,108	5,444

Total gross deferred tax assets	6,599	6,758
Less: valuation allowance	(1,824)	(1,741)

Net deferred tax assets	4,775	5,017
Deferred tax liabilities:
Exchange gains/losses	—	(326)
Other	(385)	—

Total deferred tax liabilities	(385)	(326)

Total net deferred tax assets	$4,390	$4,691

As reported
Defererd tax assets, current	$527	$810
Deferred tax assets, non-current	4,248	4,207
Deferred tax liablities, current	(337)	—
Deferred tax liablities, non-current	(48)	(326)

Total net deferred tax assets	$4,390	$4,691

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible as of December 31, 2010, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

QLIK TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Section 382 of the Internal Revenue Code (“Section 382”) limits the utilization of net operating losses when ownership changes, as defined by that section, occur. The Company has performed an analysis to identify its Section 382 ownership changes. Because of the ownership changes, the utilization of some of its U.S. federal and state net operating loss carry forwards may be limited. The Company has not completed the analysis to determine the annual Section 382 limitation, but estimates that approximately $2.0 million of its U.S. federal and state net operating loss carry forwards may be limited. Therefore, no federal or state tax benefit has been recorded on that portion of the net operating loss. Such limitation may have an impact on the ultimate realization of the Company’s carry forwards and future tax deductions.
At December 31, 2010 and 2009, there were approximately $7.6 million and $7.2 million of U.S. federal and $5.0 million and $6.1 million of state net operating loss carry forwards, respectively. The majority of these net operating loss carry forwards will expire, if unused, between 2020 and 2030. A valuation allowance of $1.0 million and $0.8 million was recorded at December 31, 2010 and 2009, respectively, in relation to the deferred tax asset attributable to these net operating losses.
In addition, at December 31, 2010 and 2009, there were approximately $4.0 million and $7.3 million of foreign net operating loss carry forwards, respectively. The majority of these net operating loss carry forwards have an indefinite carry forward period. A valuation allowance of $0 and $0.6 million was recorded at December 31, 2010 and 2009, respectively, in relation to the deferred tax assets attributable to these net operating losses.
As a result of the adoption of FIN 48 (codification in ASC 740) effective January 1, 2007, the Company analyzed its tax return filing positions in all of the federal, state, and foreign filing jurisdictions where it is required to file income tax returns, as well as all open years in those jurisdictions, and concluded that there are no uncertain tax positions which would require a cumulative effect adjustment to retained earnings.
The following table summarizes the changes in the Company’s gross liabilities, excluding interest and penalties, associated with unrecognized tax benefit:

	Year Ended December 31,
	2010	2009	2008

Beginning balance	$3,322	$3,251	$3,438
Expiration of statute of limitations for the assessment of taxes	(339)	—	—
Increase related to current tax year	99	—	—
Increase related to prior tax years	127	—	—
Foreign currency translation adjustments	(113)	71	(187)

Ending balance	$3,096	$3,322	$3,251

All of the Company’s unrecognized tax benefit would affect the Company’s effective tax rate if recognized. The Company does not expect its unrecognized tax benefit liability to change significantly over the next 12 months. In December 2011, the Company may realize a tax benefit of $0.4 million on the expiration of statute of limitations in certain foreign jurisdictions. As of December 31, 2010, there was $0.1 million of accrued interest and penalties.
Although the Company believes that the estimates and assumptions supporting its assessments are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in the historical income tax provision and recorded assets and liabilities. Based on the results of an audit or litigation, there could be a material effect on the Company’s income tax provision, net income (loss) or cash flows in the period or periods for which that determination is made.
As of December 31, 2010, the Company is subject to U.S. federal income tax examination for the tax years 2006 through 2009, and to non-U.S. income tax examination for the tax years 2005 through 2009. In addition, because of net operating losses, the Company’s U.S. federal income tax returns for 2003 and later years will remain subject to examination until the losses are utilized.
The Company expects to repatriate certain amounts in 2011 from a foreign subsidiary and has provided for deferred taxes, after the utilization of net operating losses and tax credits that result from this planned repatriation. At December 31, 2010, the Company expects that the remaining undistributed earnings generated by foreign subsidiaries of approximately $5.0 million will continue to be reinvested indefinitely. Accordingly, no provision has been made for U.S. federal and state income taxes on these foreign earnings. The determination of the amount of unrecognized deferred U.S. income tax liability on these earnings is not practicable because of the complexities associated with the hypothetical calculation.
(9) Capital Stock
Our authorized capital consists of 300,000,000 shares of Common Stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.
Common Stock
Outstanding shares. At December 31, 2010, we had outstanding 78,752,390 shares of Common Stock and we had approximately  371 record holders of our Common Stock.
As of December 31, 2010, there were 12,053,445 shares of Common Stock subject to outstanding options and 40,820 shares of Common Stock issuable upon vesting of restricted stock units outstanding.

QLIK TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Voting Rights. Each holder of Common Stock is entitled to one vote for each share of common stock held on all matters submitted to a vote of the stockholders, including the election of directors. Our restated certificate of incorporation and amended and restated bylaws do not provide for cumulative voting rights. Because of this, the holders of a majority of the shares of common stock entitled to vote in any election of directors can elect all of the directors standing for election, if they should so choose.
Dividends. Subject to preferences that may be applicable to any then outstanding preferred stock, the holders of our outstanding shares of common stock are entitled to receive dividends, if any, as may be declared from time to time by our board of directors out of legally available funds. At present, we have no plans to issue dividends.
Liquidation Preference. In the event of our liquidation, dissolution or winding up, holders of common stock will be entitled to share ratably in the net assets legally available for distribution to stockholders after the payment of all of our debts and other liabilities, subject to the satisfaction of any liquidation preference granted to the holders of any outstanding shares of preferred stock.
Other Rights and Preferences. Holders of our common stock have no preemptive, conversion or subscription rights, and there are no redemption or sinking fund provisions applicable to our common stock. The rights, preferences and privileges of the holders of common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of our preferred stock that we may designate and issue in the future.
Fully Paid and Non-assessable. All of our outstanding shares of common stock are fully paid and non-assessable.
Preferred Stock
At December 31, 2010, we had no shares of our preferred stock outstanding.
The Company’s board of directors is authorized to issue preferred stock in one or more series, to establish the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of such shares and any qualifications, limitations or restrictions thereof. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of the Company without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock. The issuance of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of common stock, including the loss of voting control to others. At present, the Company has no plans to issue any preferred stock.
Convertible Preferred Stock
In July 2010, in connection with the Company’s IPO, the Company’s then outstanding shares of convertible preferred stock were automatically converted into shares of common stock and all outstanding warrants to purchase convertible preferred stock were converted into warrants to purchase shares of common stock.
(10) Commitments and Contingencies
Litigation
From time to time, the Company is involved in disputes or legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal actions will have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
Leases
The Company conducts its operations in leased facilities under leases expiring at various dates through 2017. Rent expense was approximately $6.0 million, $4.0 million, and $3.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.
The future minimum lease payments under non-cancelable operating leases are as follows:

Year ending December 31:
2011	$10,650
2012	9,120
2013	7,547
2014	4,271
2015	3,237
Thereafter	1,980

Total future minimum lease payments	$36,805

The Company’s significant lease agreements relate to the global corporate headquarters and principal executive offices located in Radnor, Pennsylvania and its primary research and development center in Lund, Sweden. Included in the minimum lease payments above are amounts due under a new lease in Lund that the Company executed in December 2010 that is not yet occupied and amounts related to the Company’s existing facility lease in Lund which expires in September 2013. The Company anticipates occupying its new facility in the first half of 2011 and that once fully occupied, they will cease use of the current leased facility. As of December 31, 2010, the current facility lease has $2.8 million of lease payments remaining under the lease. The Company currently plans to sublease the current leased facility, however, depending on the ultimate outcome, a charge may be required at the cease-use date for the remaining rent payments under the lease, less any applicable sublease income.

QLIK TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(11) Business and Geographic Segment Information
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
The following geographic data includes net revenues based on revenues generated by subsidiaries located within that geographic area. The Company’s revenues were generated in the following geographic regions:

	Year Ended December 31,
	2010	2009	2008

The Americas	$70,930	$42,725	$33,684
Europe	138,364	103,824	76,180
Rest of world	17,227	10,810	8,400

Consolidated total	$226,521	$157,359	$118,264

During the year ended December 31, 2010, sales from customers in the U.S., Sweden, the United Kingdom and Germany were $57.7 million, $26.3 million, $23.1 million and $23.0 million, respectively. During the year ended December 31, 2009, sales from customers in the U.S., Sweden, and Germany were $35.9 million, $23.2 million and $20.1 million, respectively. During the year ended December 31, 2008, sales from customers in the U.S., Sweden and Germany were $27.7 million, $21.4 million and $13.7 million, respectively.
The following geographic data includes property and equipment based on physical location within that geographic area. Long-lived assets by geographic area consist of property and equipment and are as follows:

	As of December 31,
	2010	2009

The Americas	$841	$623
Europe	3,413	2,621
Rest of world	145	—

Consolidated total	$4,399	$3,244

As of December 31, 2010, long-lived assets held in Sweden and the U.S. were $1.5 million and $0.7 million, respectively. As of December 31, 2009, long-lived assets held in Sweden, the U.S. and Germany were $1.8 million, $0.6 million and $0.3 million, respectively.
(12) Stock Option Plan
In 2004, the Company’s Board of Directors and stockholders approved the Company’s 2004 Omnibus Stock Option and Award Plan (“2004 Plan”) which provided for the granting of either incentive or nonqualified stock options and other types of awards to purchase up to 11,124,400 shares of the Company’s Common Stock. In 2007, the Company’s Board of Directors and stockholders approved the Company’s 2007 Omnibus Stock Option and Award Plan (“2007 Plan”) which provided for the granting of either incentive stock options or nonqualified stock options and other types of awards to purchase up to 18,124,400 shares of the Company’s Common Stock. The 2004 Plan and 2007 Plan each provided for stock-based awards to employees, directors and advisors. Stock options were granted at a strike price not less than the estimated fair market value at the date of grant as determined by the Board of Directors.
The 2004 Plan and 2007 Plan were designed to help attract and retain the Company and its subsidiaries’ personnel, to reward employees and directors for past services and to motivate such individuals through added incentives to further contribute to the success of the Company. The maximum term for the options granted is ten years. Options granted pursuant to the 2004 Plan and 2007 Plan generally vest at 25% after the first year and then vest 6.25% each quarter over the remaining three years.
Generally, we require Swedish plan participants to purchase their stock options at a purchase price equal to the estimated fair value of the options on the date of grant. Accordingly, payments received by the Company for the grant of Swedish stock options were $0.1 million for the years ended December 31, 2010, 2009 and 2008. The term of stock options granted to Swedish employees, directors and advisors is usually four years. Pursuant to our non-qualified stock option award agreements with our Swedish employees, stock options are subject to the Company’s right of repurchase upon a termination of service to the participant at a price equal to the fair market value on the date of termination of service. Total proceeds from options repurchased by the Company were $0.4 million in 2009. Beginning in 2010, the Company no longer repurchases options upon a termination of service.

QLIK TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The Company’s 2010 Equity Incentive Plan (“2010 Plan”) took effect on the effective date of the registration statement for the Company’s IPO. The Company initially reserved 3,300,000 shares of its common stock for issuance under the 2010 Plan. The number of shares reserved for issuance under the 2010 Plan will be increased automatically on January 1st of each year, starting with 2011, by a number equal to the smallest of 3,300,000 shares; 3.75% of the shares of common stock outstanding at that time; or the number shares determined by the Company’s Board of Directors. As of December 31, 2010, there were 2,644,280 shares available for grant under the 2010 Plan. In February 2011, the Board of Directors of the Company authorized an automatic increase to the 2010 Plan equal to 2,952,968 shares.
The 2010 Plan provides for the granting of either incentive stock option or nonqualified stock options, restricted stock awards, restricted stock units, or stock appreciation rights (“2010 Awards”) in the Company’s Common Stock. 2010 Awards may be made to employees, directors and consultants. Options granted pursuant to the 2010 Plan have a maximum term of 10 years and generally vest 25% after the first year and then 6.25% each quarter over the remaining three years.
The Company uses the Black-Scholes option-pricing model to value stock option awards. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The Company does not have sufficient historical volatility for the expected term of the options. Prior to 2008, the Company established the expected volatility assumption by determining an appropriate industry sector that was representative of the nature of its operations as well as its market capitalization size (mid-cap software industry). As of January 1, 2008 and forward, the Company uses comparable public companies as a basis for its expected volatility to calculate the fair value of option grants and intends to continue to consistently apply this process using comparable companies until a sufficient amount of historical information regarding the volatility of the Company’s share price becomes available. The expected term for all Swedish option grants is four years based on the contractual expiration date of the option and based on the history of option exercise behavior. The expected term for all other option grants is based on the simplified method provided by SEC guidance. The risk-free interest rate is based on U.S. Treasury yield curve with a remaining term equal to the expected life assumed at grant. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimate and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different in the future.
Common Stock Options
For all option grants during 2009 and prior to the Company’s IPO, the fair value of the Common Stock underlying the option grants was determined by the Company’s Board of Directors, with the assistance of management, which intended all options granted to be exercisable at a price per share not less than the per share fair value of the Company’s Common Stock underlying those options on the date of grant. The Company utilized the guidance set forth by the American Institute of Certified Public Accountants, or the AICPA, in the AICPA Technical Practice Aid, “Valuation of Privately-Held-Company Equity Securities Issued as Compensation", referred to herein as the AICPA Practice Aid, when estimating the fair value of common stock at each grant date.
The Board of Directors, with the assistance of management, used the market approach and the income approach in order to estimate the fair value of Common Stock underlying the Company’s option grants prior to the Company’s IPO. The Company believes both of these approaches were appropriate methodologies given its stage of development. For the market approach, the Company utilized the guideline company method by analyzing a population of comparable companies and selected those technology companies that it considered to be the most comparable in terms of product offerings, revenues, margins, and growth. Under the market approach, the Company then used these guideline companies to develop relevant market multiples and ratios, which were then applied to its corresponding financial metrics to estimate the Company’s equity value. For the income approach, the Company performed discounted cash flow analyses which utilized projected cash flows as well as a residual value, which were then discounted to the present in order to arrive at its current equity value. Prior to the Company’s IPO, the Company utilized a probability weighted expected return model to allocate value to the various securities outstanding in the Company’s capital structure.
The significant input assumptions used in the valuation models prior to the Company’s IPO are based on subjective future expectations combined with management judgment, including:
Income approach assumptions:
•	expected revenue, operating performance and cash flows for the current and future years, determined as of the valuation date based on the Company’s estimates;
•	a discount rate, which was applied to discretely forecasted future cash flows in order to calculate the present value of those cash flows; and
•	a terminal value multiple, which was applied to the last year of discretely forecasted cash flows to calculate the residual value of the Company’s future cash flows.
Assumptions utilized in the market approach are:
•	expected revenue, operating performance and cash flows for the current and future years, determined as of the valuation date based on the Company’s estimates;
•	multiples of market value to trailing revenues, determined as of the valuation date, based on a group of comparable public companies identified; and
•	multiples of market value to expected future revenues, determined as of the valuation date, based on the same group of comparable public companies.

QLIK TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The following provides a summary of the stock option activity for the Company as of the noted dates:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Term (Years)

Outstanding as of January 1, 2008	13,157,138	$0.91	8.26
Authorized	—	$—	—
Granted	3,372,225	$1.65	—
Exercised	(2,383,311)	$0.65	—
Forfeited	(2,008,003)	$0.73	—

Outstanding as of December 31, 2008	12,138,049	$1.19	8.26

Authorized	—	$—	—
Granted	2,709,754	$2.53	—
Exercised	(650,216)	$0.79	—
Forfeited	(1,856,114)	$1.14	—

Outstanding as of December 31, 2009	12,341,473	$1.51	6.83

Authorized	—	$—	—
Granted	1,881,400	$10.43	—
Exercised	(1,840,034)	$1.09	—
Forfeited	(329,394)	$2.21	—

Outstanding as of December 31, 2010	12,053,445	$2.95	6.71

Exercisable at December 31, 2010	7,312,003	$1.39	5.80

Vested and expected to vest at December 31, 2010	11,867,552	$2.97	6.70
The grant date weighted-average fair value per common stock option for the years ended December 31, 2010, 2009 and 2008 was $5.13, $1.23 and $1.00, respectively. The total fair value of the common stock options that vested during the years ended December 31, 2010, 2009 and 2008 was $2.3 million, $1.6 million and $0.7 million, respectively.
The total intrinsic value of common stock options exercised during 2010, 2009 and 2008 was $28.0 million, $1.3 million and $2.4 million, respectively. The aggregate intrinsic value of common stock options outstanding and fully vested as of December 31, 2010, 2009 and 2008 was $179.0 million, $26.5 million and $3.9 million, respectively. The aggregate intrinsic value of common stock options outstanding and expected to vest as of December 31, 2010, 2009 and 2008 was $271.8 million, $44.0 million and $5.2 million, respectively.
The assumptions used in the Black-Scholes option pricing model are:

	Year Ended December 31,
	2010	2009	2008

Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.3% – 2.7%	1.5% – 2.4%	1.2% – 3.1%
Expected volatility	48.3% – 50.2%	44.7% – 85.7%	48.0% – 88.8%
Expected life (Swedish grants, in years)	4	4	4
Expected life (all other grants, in years)	6.25	6.25	6.25
For the years ended December 31, 2010, 2009 and 2008, the Company recorded stock-based compensation expenses of $3.0 million, $1.5 million and $0.7 million, respectively.
As of December 31, 2010, there was $10.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested employee and non-employee director common stock options. The remaining cost is expected to be recognized over a weighted-average period of approximately 2.5 years.

QLIK TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Restricted Stock Units
The Company grants restricted stock unit awards to its non-employee directors under the provisions of the 2010 Plan. The cost of a restricted stock unit is determined using the fair value of the Company’s common stock on the date of grant. A restricted stock unit award entitles the holder to receive shares of the Company’s common stock as the award vests. Vesting may be based on length of service, the attainment of performance-based milestones, or a combination of both. Stock-based compensation expense is amortized on a straight-line basis over the vesting period.
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
On October 12, 2010, the Company granted restricted stock units for 3,320 shares of common stock to a non-employee director having a value of $0.1 million based on the Company’s stock price at the close of trading of $22.59 per share. This restricted stock unit award vests in full on the earliest of, the anniversary of the grant, the death of the recipient, or a change of control of the Company.
As of December 31, 2010, there was $0.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to the non-employee directors restricted stock unit awards which have not vested or settled. The remaining cost is expected to be recognized over a weighted-average period of approximately 0.6 years.

QLIK TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(13) Shares Reserved for Future Issuance
At December 31, 2010, the Company had reserved a total of its authorized shares of common stock for issuance under its equity incentive plan and other classes of stock for future issuance as follows:

Granted and outstanding common stock options and restricted stock units	12,094,265
Future issuance under 2010 plan	2,644,280
Future issuance of preferred stock	10,000,000
(14) Benefits Plans
The Company sponsors a 401(k) savings plan covering substantial all U.S. employees who meet certain age and employment criteria. Employees may contribute up to the Internal Revenue Service maximum employee contribution each year. The Company has contributed a 3% non-elective contribution based on eligible employee earnings which is made in the first quarter following the end of the plan year. There is no vesting period for non-elective contributions. In the foreign entities, the Company has defined contribution plans for the employees’ retirements who meet certain age, employment, and salary criteria. The Company’s benefit plans expense was approximately $3.0 million, $2.3 million, and $2.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.
(15) Comparison of Summarized Unaudited Quarterly Results
The following table sets forth certain unaudited quarterly financial information for fiscal 2010 and 2009. This data should be read together with the Company’s consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The Company has prepared the unaudited information on a basis consistent with its audited financial statements and have included all adjustments of a normal and recurring nature, which, in the opinion of management, are considered necessary to fairly present the Company’s revenue and operating expenses for the quarters presented. The Company’s historical operating results for any quarter are not necessarily indicative of results for any future period.

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009	2010	2010	2010	2010

Consolidated statement of operations data:
Revenue:
License revenue	$14,759	$20,045	$21,388	$43,672	$26,222	$32,544	$30,139	$56,320
Maintenance revenue	7,969	9,478	11,164	12,779	13,069	13,519	14,972	18,286
Professional services revenue	3,676	3,322	3,754	5,353	4,474	5,067	5,157	6,752

Total revenue	26,404	32,845	36,306	61,804	43,765	51,130	50,268	81,358
Cost of revenue:
License revenue	587	614	590	1,872	679	1,178	711	1,102
Maintenance revenue	376	455	402	402	695	1,013	965	1,325
Professional services revenue	2,817	2,589	2,732	3,664	2,912	3,554	4,458	5,130

Total cost of revenue	3,780	3,658	3,724	5,938	4,286	5,745	6,134	7,557

Gross profit	22,624	29,187	32,582	55,866	39,479	45,385	44,134	73,801
Total operating expenses	29,004	31,896	30,843	35,350	37,470	39,544	40,972	57,245

Income (loss) from operations	$(6,380)	$(2,709)	$1,739	$20,516	$2,009	$5,841	$3,162	$16,556

Net income (loss)	$(4,301)	$(2,696)	$(1,484)	$15,344	$(119)	$3,538	$(511)	$10,608

Net income (loss) per common share:
Basic	$(0.27)	$(0.17)	$(0.09)	$0.21	$(0.01)	$0.02	$(0.01)	$0.14
Diluted	$(0.27)	$(0.17)	$(0.09)	$0.16	$(0.01)	$0.02	$(0.01)	$0.12
The Company conducts business in its foreign operations in local currencies. Accordingly, its revenue and operating expense results presented above are affected by changes in foreign exchange rates. Income and expense accounts are translated at the average monthly exchange rates during the period. As a result, a decline in the value of the U.S. dollar relative to the local currencies of the Company’s foreign subsidiaries can have a favorable effect on its profitability, and an increase in the value of the U.S. dollar relative to the local currencies of foreign subsidiaries can have a negative effect on its profitability.