Form 10-Q
period 2011-03-31
QLIK TECHNOLOGIES INC
filed 2011-05-05
CIK 1305294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 2, 2011, there were 80,626,860 shares of the registrant’s common stock issued and outstanding.

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
QLIK TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$176,790	$158,712
Accounts receivable, net of allowance for doubtful accounts of $749 and $807, respectively	63,196	85,364
Prepaid expenses and other current assets	9,364	7,107
Deferred income taxes	527	527

Total current assets	249,877	251,710

Property and equipment, net	5,118	4,399
Intangible assets, net	350	388
Goodwill	2,787	2,746
Deferred income taxes	4,248	4,248
Deposits and other noncurrent assets	1,566	1,573

Total assets	$263,946	$265,064

Liabilities and stockholders’ equity
Current liabilities:
Income taxes payable	$2,790	$8,431
Accounts payable	5,550	5,627
Deferred revenue	55,007	50,024
Accrued payroll and other related costs	24,127	25,262
Accrued expenses	12,521	12,960
Deferred income taxes	337	337

Total current liabilities	100,332	102,641

Long-term liabilities:
Deferred income taxes	48	48
Other long-term liabilities	3,229	3,185

Total liabilities	103,609	105,874

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 authorized, none issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized; 80,566,300 shares issued and outstanding at March 31, 2011 and 78,752,390 shares issued and outstanding at December 31, 2010	8	8
Additional paid-in-capital	161,843	157,928
(Accumulated deficit) retained earnings	(4,440)	133
Accumulated other comprehensive income	2,926	1,121

Total stockholders’ equity	160,337	159,190

Total liabilities and stockholders’ equity	$263,946	$265,064

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QLIK TECHNOLOGIES INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2011	2010
Revenue:
License revenue	$37,885	$26,222
Maintenance revenue	19,377	13,069
Professional services revenue	5,757	4,474

Total revenue	63,019	43,765

Cost of revenue:
License revenue	915	679
Maintenance revenue	1,541	695
Professional services revenue	5,199	2,912

Total cost of revenue	7,655	4,286

Gross profit	55,364	39,479

Operating expenses:
Sales and marketing	37,672	25,413
Research and development	5,312	2,664
General and administrative	17,389	9,393

Total operating expenses	60,373	37,470

Income (loss) from operations	(5,009)	2,009

Other income (expense), net:
Interest income (expense), net	33	(258)
Change in fair value of warrants	—	(554)
Foreign exchange loss and other expense, net	(1,474)	(1,362)

Total other expense, net	(1,441)	(2,174)

Loss before benefit for income taxes	(6,450)	(165)
Benefit for income taxes	1,877	46

Net loss	$(4,573)	$(119)

Net loss per common share:
Basic and diluted	$(0.06)	$(0.01)

Weighted average number of common shares:
Basic and diluted	79,234,069	16,846,798
The accompanying notes are an integral part of these unaudited consolidated financial statements.

QLIK TECHNOLOGIES INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Stockholders’ Equity
			Additional	(Accumulated Deficit)	Accumulated Other
	Common Stock		Paid-in-	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Balance at January 1, 2011	78,752,390	$8	$157,928	$133	$1,121	$159,190

Exercise of common stock options	1,813,910	—	2,415	—	—	2,415
Stock-based compensation expense	—	—	1,500	—	—	1,500
Net loss	—	—	—	(4,573)	—	(4,573)
Foreign currency translation adjustment	—	—	—	—	1,805	1,805

Comprehensive loss	—	—	—	—	—	(2,768)

Balance at March 31, 2011	80,566,300	$8	$161,843	$(4,440)	$2,926	$160,337

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QLIK TECHNOLOGIES INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(4,573)	$(119)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	550	322
Stock-based compensation expense	1,500	500
Excess tax benefit from stock-based compensation	—	(230)
Other non-cash items	98	118
Change in fair value of warrants	—	554
Unrealized foreign currency (gain) loss, net	(1,403)	1,324
Changes in assets and liabilities:
Accounts receivable	25,974	17,172
Prepaid expenses and other assets	(1,378)	(1,210)
Deferred revenue	2,667	1,989
Accounts payable and other liabilities	(9,320)	(5,006)

Net cash provided by operating activities	14,115	15,414

Cash flows from investing activities
Purchase of property and equipment	(1,074)	(403)
Acquisition, net of cash acquired	—	245

Net cash used in investing activities	(1,074)	(158)

Cash flows from financing activities
Proceeds from exercise and issuance of common stock options	2,415	338
Payments on line of credit and long-term debt, net	—	(1,603)
Excess tax benefit on stock-based compensation	—	230
Payments of deferred offering costs	—	(488)

Net cash provided by (used in) financing activities	2,415	(1,523)
Effect of exchange rates on cash	2,622	(1,219)

Net increase in cash and cash equivalents	18,078	12,514
Cash and cash equivalents, beginning of period	158,712	24,852

Cash and cash equivalents, end of period	$176,790	$37,366

Supplemental cash flow information:
Cash paid during the period for interest	$52	$252

Cash paid during the period for income taxes	$4,208	$626

Non-cash investing activities:
Common stock issued for acquisition of business	$—	$622

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QLIK TECHNOLOGIES INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(1) Description of Business
Qlik Technologies Inc. (“We, QlikTech or the Company”) has pioneered a powerful, user-driven business intelligence solution that enables our customers to make better and faster business decisions. Our Business Discovery platform, QlikView, combines enterprise-class analytics and search functionality with the simplicity and ease-of-use found in office productivity software tools for a broad set of business users. Through its wholly owned subsidiaries, the Company sells software solutions that are powered by our in-memory associative search technology, which has utilized rapid advances in computing power to yield significant improvement in flexibility and performance at a lower cost than traditional business intelligence solutions.
(2) Significant Accounting Policies
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K (file number 001-34803), filed with the SEC on March 16, 2011. Since the date of those financial statements, there have been no material changes to the Company’s significant accounting policies.
Basis of Presentation and Consolidation
The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated.
Interim Financial Statements
The accompanying interim unaudited consolidated financial statements and related disclosures are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) on the same basis as the audited consolidated financial statements for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 16, 2011 and, in the opinion of management, include all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position, results of operations, and cash flows for the three months ended March 31, 2011 and 2010. The results of operations for the three months ended March 31, 2011 and 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other future periods. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted under the Securities and Exchange Commission’s (“SEC”) rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2010. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and, therefore, do not include all information and footnotes required by U.S. GAAP for complete financial statements.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
On an ongoing basis, the Company evaluates its estimates, including those related to the accounts receivable allowance, useful lives of long-lived assets, the recoverability of goodwill and other intangible assets, assumptions used for the purpose of determining stock-based compensation expense and income taxes, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying value of assets and liabilities as well as reported revenue and expenses during the periods presented.
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

Business Combinations
The Company recognizes all of the assets acquired, liabilities assumed and contingent consideration at their fair value on the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially at the acquisition date, with respect to intangible assets acquired, estimated contingent consideration payments and pre-acquisition contingencies assumed. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results. Additionally, any change in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date, including changes from events after the acquisition date, will be recognized in earnings in the period of the estimated fair value change. All other changes in a valuation allowance or uncertain tax positions are recognized as a reduction of or an increase to income tax expense.
Acquisition-related transaction costs, including legal and accounting fees and other external costs directly related to the acquisition are recognized separately from the acquisition and expensed as incurred in general and administrative expenses in the consolidated statements of operations.
Comprehensive Income (Loss)
The Company classifies items of other comprehensive income (loss) separately within stockholders’ equity. For the three months ended March 31, 2011 and 2010, comprehensive income (loss) was:

	Three Months Ended March 31,
	2011	2010

Net loss	$(4,573)	$(119)
Foreign currency translation gain	1,805	414

Comprehensive income (loss)	$(2,768)	$295

Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, accounts receivable, other current assets, and accounts payable approximate fair value, due to their short-term nature.
Stock-Based Compensation
The Company recognizes the cost of stock-based compensation based on the fair value of those awards at the date of grant over the requisite service period. The Company uses the Black-Scholes-Merton (“Black-Scholes”) option pricing model to determine the fair value of common stock option awards. The fair value of a restricted stock unit is determined by using the fair value of the Company’s common stock on the date of grant. Stock-based compensation plans, related expenses and assumptions used in the Black-Scholes option pricing model are more fully described in Note 8 to these unaudited consolidated financial statements. The estimated fair value of stock-based compensation awards on the date of grant is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense is recorded within cost of revenue, sales and marketing, research and development, and general and administrative expenses.
The following table sets forth the total stock-based compensation expense included in the unaudited consolidated statements of operations for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010

Cost of revenue	$96	$26
Sales and marketing	849	260
Research and development	42	21
General and administrative	513	193

	$1,500	$500

Net Loss Attributable to Common Share
The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Three Months Ended March 31,
	2011	2010

Basic and diluted net loss per common share calculation:
Net loss attributable to common shares	$(4,573)	$(119)
Weighted average common shares outstanding	79,234,069	16,846,798

Basic and diluted net loss per common share	$(0.06)	$(0.01)

Diluted net loss per common share for the periods presented does not reflect the following potential common shares as the effect would be anti-dilutive:

	Three Months Ended March 31,
	2011	2010

Common stock options	11,114,855	12,441,041
Restricted stock units	40,820	—
Common stock warrants	—	474,282

	11,155,675	12,915,323

Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.
In January 2010, the FASB updated the accounting guidance related to fair value measurements disclosures. The updated guidance (i) requires separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements, (ii) requires disclosure of Level 3 fair value measurements activity on a gross basis, (iii) clarifies existing disaggregation requirements, and (iv) clarifies existing input and valuation technique disclosure requirements. The updated guidance was effective for the Company for interim or annual periods beginning after January 1, 2010, except for Level 3 fair value measurement disclosure requirements, which are effective for fiscal years beginning after January 1, 2011. The Company adopted the aspects of the guidance on January 1, 2010 and adopted the remaining guidance on January 1, 2011. The adoption of the guidance had no material impact on the consolidated financial statements.
(3) Acquisitions
On January 22, 2010, the Company completed its acquisition of Syllogic Corporation for total consideration of $1.1 million. The purchase price consisted of 120,000 shares of common stock valued at $0.6 million and contingent cash consideration of $0.5 million, which is estimated to be paid out over a four year period. The total maximum contingent cash consideration that could be paid pursuant to the agreement is $0.8 million. The Company paid $0.1 million through March 31, 2011, based on achievement of certain financial targets.

(4) Goodwill and Other Intangible Assets
The following table provides information regarding the Company’s intangible assets subject to amortization:

	March 31, 2011			December 31, 2010
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount

Purchased technology	$214	$(182)	$32	$200	$(160)	$40
Customer relationships and other identified intangible assets	765	(447)	318	735	(387)	348

Total	$979	$(629)	$350	$935	$(547)	$388

The cost of finite-lived intangible assets is amortized on a straight-line basis over their estimated useful lives of five years. Amortization of intangible assets was $0.1 million and $0.1 million for the three months ended March 31, 2011 and 2010, respectively. The estimated aggregate amortization expense for each of the succeeding years is as follows: $0.1 million for the remainder of 2011 and $0.2 million in 2012. The Company evaluates the useful lives of these assets quarterly and tests for impairments whenever events or changes in circumstances occur that could impact the recoverability of these assets.
The change in goodwill in the unaudited consolidated balance sheet during the three months ended March 31, 2011 was due to foreign currency translation.
(5) Fair Value Measurements
The Company evaluates assets and liabilities subject to fair value measurements on a recurring and nonrecurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company. The Company estimated the fair value of the Syllogic Corporation contingency using a probability-weighted discount cash flow model. This contingency is more fully described in Note 3 to these unaudited consolidated financial statements. This fair value was classified as Level 3 because it was based on significant observable inputs that are supported by little or no market activity and reflect our own assumptions. There were no material changes in fair value from December 31, 2010 to March 31, 2011.
Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill. These items are recognized at fair value when they are considered to be impaired. During the three months ended March 31, 2011 and the year ended December 31, 2010, there were no fair value adjustments for assets and liabilities measured on a non-recurring basis.
(6) Benefit for Income Taxes
The effective tax rate for the three months ended March 31, 2011 was a benefit of 29.1% compared to a benefit of 27.9% in the prior-year period. The Company’s benefit for income taxes was based on our estimated annual effective tax rate adjusted for the recognition of discrete items. The Company’s estimated annual effective tax rate principally includes the U.S. federal statutory rate, state income taxes and the impact of foreign income taxed at different rates. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s income (loss) and the applicable tax rate in the various locations where the Company operates.
(7) Business and Geographic Segment Information
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

The following geographic data includes revenues generated by subsidiaries located within that geographic area. The Company’s revenues were generated in the following geographic regions:

	Three Months Ended March 31,
	2011	2010

The Americas	$20,636	$12,751
Europe	37,267	27,263
Rest of world	5,116	3,751

	$63,019	$43,765

(8) Stock-Based Compensation
Common Stock Options
The following provides a summary of the common stock option activity for the Company as of the three months ended March 31, 2011:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual	Aggregrate
	Shares	Exercise Price	Term (Years)	Intrinsic Value

Outstanding as of January 1, 2011	12,053,445	$2.95	6.71
Granted	939,000	$23.44	—
Exercised	(1,813,910)	$1.33	—
Forfeited	(63,680)	$9.35	—

Outstanding as of March 31, 2011	11,114,855	$4.90	6.81	$234,525

Exercisable at March 31, 2011	6,175,584	$1.57	5.57	$150,870

Vested and expected to vest at March 31, 2011	10,546,839	$4.92	6.80	$222,327
The Company’s 2010 Equity Incentive Plan (“2010 Plan”) took effect on the effective date of the registration statement, July 16, 2010, for the Company’s initial public offering (“IPO”). The Company initially reserved 3,300,000 shares of its common stock for issuance under the 2010 Plan. The number of shares reserved for issuance under the 2010 Plan will be increased automatically on January 1st of each year, starting with 2011, by a number equal to the smallest of (i) 3,300,000 shares; (ii) 3.75% of the shares of common stock outstanding at that time; or (iii) a number of shares determined by the Company’s board of directors. In February 2011, the Board of Directors of the Company authorized an automatic increase to the 2010 Plan equal to 2,952,968 shares. As of March 31, 2011, there were 4,685,248 shares available for issuance under the 2010 Plan.
For the three months ended March 31, 2011 and 2010, the Company issued common stock options exercisable for 939,000 and 525,500 shares, respectively, to employees and non-employee directors. The grant date weighted-average fair value per common stock option for the three months ended March 31, 2011 and 2010 was $11.37 and $2.65, respectively.
Proceeds from the exercise of common stock options were $2.4 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively. The total intrinsic value of common stock options exercised during the three months ended March 31, 2011 and 2010 was $40.4 million and $1.2 million, respectively. For the three months ended March 31, 2011, the Company has not recognized the excess tax benefits on stock options exercised. The excess tax benefit will be recorded to additional paid-in-capital when realized. The Company recognized an excess tax benefit on exercises for the three months ended March 31, 2010 of $0.2 million.

The assumptions used in the Black-Scholes option pricing model are:

	Three Months Ended March 31,
	2011	2010

Expected dividend yield	0.0%	0.0%
Risk-free interest rate	2.4% – 2.7%	1.9% – 2.7%
Expected volatility	46.7% – 47.0%	48.7% – 50.2%
Expected life (Swedish grants, in years)	4	4
Expected life (all other grants, in years)	6.25	6.25
For the three months ended March 31, 2011 and 2010, the Company recorded stock-based compensation expenses of $1.4 million and $0.5 million, respectively, related to common stock options.
As of March 31, 2011, there was $18.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested employee and non-employee director common stock options.
Restricted Stock Units
The following provides a summary of the restricted stock unit activity for the Company as of the three months ended March 31, 2011:

	Number of	Weighted- Average Grant Date	Aggregrate
	Shares	Fair Value	Intrinsic Value

Outstanding as of January 1, 2011	40,820	$11.02
Granted	—	—
Vested	—	—
Forfeited	—	—

Unvested as of March 31, 2011	40,820	$11.02	$611

Vested and expected to vest at March 31, 2011	40,820	$11.02	$611
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
For the three months ended March 31, 2011, the Company recorded stock-based compensation expenses of $0.1 million related to restricted stock units. For the three months ended March 31, 2010, there was no stock-based compensation expense related to restricted stock units.
As of March 31, 2011, there was $0.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units. This amount will be expensed during 2011.
(9) Commitments and Contingencies
The Company anticipates occupying a new facility in Lund, Sweden during the second quarter of 2011 and, once fully occupied, we will cease use of our current leased facility. As of March 31, 2011, our current facility in Lund, Sweden has $2.7 million of lease payments remaining under the lease, which expires September 30, 2013. We currently plan to sublease the current lease facility. If we are not able to sublease our current facility at or near the current lease payment, we may incur a charge at the cease-use date related to the remaining rent payments under the lease. We are unable to estimate the amount of the potential charge related to abandoning this facility at this time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2010 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 16, 2011. This Quarterly Report on Form 10-Q contains forward-looking statements, including, but not limited to, statements regarding the value and effectiveness of our products, the introduction of product enhancements or additional products and our growth, expansion and market leadership, that involve risks, uncertainties, assumptions, and other factors which, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements containing the words “predicts,” “plan,” “expects,” “anticipates,” “believes,” “goal,” “target,” “estimate,” “potential,” “may,” “will,” “might,” “could,” and similar words. We intend all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected in such statements due to various factors, including but not limited to:
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
•
other risks discussed in the section titled “Risk Factors,” set forth in Part I, Item 1A of our Annual Report on Form 10-K, the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this Report.

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

•
Critical Accounting Policies and Estimates. This section discusses accounting policies that are considered important to our financial condition and results of operations. The accounting policies require significant judgment or require estimates on our part in applying them. Our significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 2 to the unaudited consolidated financial statements.

•	Consolidated Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2011 and 2010.

•	Seasonality. This section discusses the seasonality in the sale of our products and services.

•
Liquidity and Capital Resources. This section provides an analysis of our cash flows for the three months ended March 31, 2011 and 2010, a discussion of our capital requirements, and the resources available to us to meet those requirements.

•
Contractual Obligations and Off-Balance Sheet Arrangements. This section discusses contractual obligations and commitments and off-balance sheet arrangements expected to have an impact on our liquidity and cash flow in future periods.

•	Inflation. This section discusses inflation that could impact our financial condition and results of operations.

•	Recent Accounting Pronouncements. This section provides for recent accounting pronouncements that could impact our financial condition and results of operations.
Overview
We have pioneered a powerful, user-driven business intelligence solution that enables our customers to make better and faster business decisions. Our Business Discovery platform, QlikView, combines enterprise-class analytics and search functionality with the simplicity and ease-of-use found in office productivity software tools for a broad set of business users. QlikView is powered by our in-memory associative search technology, which has utilized rapid advances in computing power to yield significant improvement in flexibility and performance at a lower cost than traditional business intelligence solutions. We have grown our customer base from over 4,000 active customers in 2006 to approximately 19,000 active customers as of March 31, 2011 and increased our revenue at a 51% compound annual growth rate during the same period. We added an average of approximately 400 new customers per month during fiscal year 2010. Our solution addresses the needs of a diverse range of customers from middle market customers to large enterprises such as Autodesk, Campbell Soup Company, Colonial Life, The Dannon Company, Inc., Heidelberger Druckmaschinen AG, ING, Kraft foods, Lifetime Brands, Nasdaq OMX, National Health Service (NHS), Qualcomm, Symantec and Volvo Car UK Limited. We currently have customers in over 100 countries, and approximately 72% and 75% of our revenue for the three months ended March 31, 2011 and 2010, respectively, were derived internationally.
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
We license QlikView under perpetual licenses which include one year of maintenance as part of the initial purchase price of the product. Our customers can renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. For the fiscal year ended December 31, 2010, our total revenue was comprised of 64% license revenue, 26% maintenance revenue, and 10% professional services revenue. For the three months ended March 31, 2011, our total revenue was comprised of 60% license revenue, 31% maintenance revenue and 9% professional services revenue. We have a diversified distribution model that consists of a direct sales force and a partner network of resellers, OEM relationships and systems integrators which accounted for more than 50% of our total product license and first years’ maintenance billings during the three months ended March 31, 2011 and 2010. Additionally, our online QlikCommunity provides us with a loyal and growing network of users who promote our software, provide support for other users and contribute valuable insights and feedback for our product development efforts.
To complement QlikView, we have developed a differentiated business model that has the following attributes:
•	Broad User Focus — marketing and selling QlikView directly to the business user by providing an easy-to-use platform that can be used with minimal training.

•	Low Risk Rapid Product Adoption — providing a low risk alternative to costly, all-or-nothing, enterprise-wide deployment requirements.

•	“Land and Expand” Customer Penetration — initially targeting business users in an organization to create a loyal user base that promotes broad adoption of our software platform across an organization.

•	Globally Diversified Distribution Model — employing a multi-pronged international sales approach that leverages a direct sales force and partner network.

•	Community-Based Marketing and Support — augmenting our development, marketing and support efforts through our online QlikCommunity.
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

From a risk perspective, we have had to deal with the impact of the recessionary global environment during the past several years, although we anticipate that the negative impact of these conditions will continue to moderate. We have faced pricing pressure from some of our larger competitors to which we have attempted to respond by focusing on the value delivered by QlikView in comparison to more traditional business intelligence products, and we believe that this has helped to minimize the loss of potential new business and existing customers from this pressure. Also, the rapid growth in our business has required the continued hiring of experienced staff across all of our geographic territories. To aid this effort we have focused on improving our local recruiting initiatives, as well as developing further internal training programs to prepare executives for greater responsibilities.
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
Key Financial Metrics and Trends
Revenues
Our revenue is comprised of license, maintenance and professional services. We license our software under perpetual licenses which include one year of maintenance as part of the initial purchase price of the product. License revenue reflects the revenue recognized from sales of licenses to new customers and additional licenses to existing customers. Historically, the majority of our license revenues have come from new customers. However, going forward we seek to increase the contribution from existing customers based upon our “land and expand” sales strategy. Customers can renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. Current customers with maintenance agreements are entitled to receive unspecified upgrades and enhancements when and if they become available. We have experienced growth in maintenance revenue primarily due to increased license sales and growth in our customer base and high retention of those customers. In 2010, our annual maintenance renewal rates exceeded 85%. Professional services revenue is comprised of training, installation and other consulting revenues. Given the ease of implementation of our product and our relationship with our partners, professional services revenue for the three months ended March 31, 2011 and 2010 was approximately 9% of total revenue. We do not expect that proportion to change significantly during the near term. Prior to 2009, we generated the majority of sales through our direct sales channel rather than through our partner network. However, the contribution from our partner network continues to grow, and we anticipate that revenues from partners will continue to be more than 50% of total revenues. Given the size of the U.S. market and our current limited penetration there, we expect that the U.S. will represent our largest growth opportunity during the near term and will likely be an important contributor to future revenue growth. Due to the global diversity of our customer base, our results are impacted by movements in the currencies of the major territories in which we operate. The primary currencies impacting results are the U.S. dollar (our functional currency), the Swedish kronor, the euro and the British pound. Inflation and changing prices had no material effect on our sales, revenue or operating income (loss) from continuing operations during the three months ended March 31, 2011 and 2010.
Cost of Revenue
Cost of revenue primarily consists of personnel costs, fees paid to subcontractors providing technical support services, referral fees paid to third parties in connection with software license sales and other discrete professional services. Personnel costs include salaries, employee benefit and social costs, bonuses, stock-based compensation and direct overhead.
Operating Expenses
We classify our operating expenses into three categories: sales and marketing, research and development and general and administrative. Our operating expenses primarily consist of personnel costs, travel costs, sales commissions, marketing program costs, facilities, legal, accounting, consulting and other professional services costs and depreciation and amortization. Personnel costs include salaries, employee benefit and social costs, bonuses, stock-based compensation and direct overhead. Historically, we have focused on the continued growth of our license revenues, and as a result, sales and marketing has represented the largest amount of total expenses both in absolute dollar terms and as a percentage of total revenues. Going forward, we expect to drive greater efficiencies from this cost base and consequently expect that sales and marketing as a percentage of revenues will decline in the long term. Conversely, we project that research and development expenses will remain constant or grow as a percentage of total revenues as we continue to invest in future product enhancements and new products.
Sales and Marketing. Sales and marketing expenses primarily consist of personnel costs for our sales, marketing and business development employees and executives; commissions earned by our sales personnel; travel costs; facilities costs attributable to our sales and marketing personnel; the cost of marketing programs; the cost of employee training programs; and the cost of business development programs. We expect to continue to hire additional sales personnel in the U.S. and in our international locations during 2011.

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
General and Administrative. General and administrative expenses primarily consist of personnel costs for our executive, finance, legal, human resources and administrative personnel, as well as the cost of facilities attributable to general and administrative operations, the cost of our annual employee summit, the cost of employee training programs, depreciation and amortization, legal, accounting, and other professional services fees and other corporate expenses. We incurred additional costs in the first quarter of 2011 and 2010 and expect to continue to incur higher costs associated with being a public company, including higher legal, directors’ and officers’ insurance and accounting expenses, as well as the additional costs of achieving and then maintaining compliance with Section 404 of the Sarbanes-Oxley Act and related regulations. We also expect that general and administrative expenses will continue to increase in absolute dollars because of our efforts to expand our international operations, but we believe over time general and administrative costs will decline as a percentage of revenues as we expect to derive greater efficiencies from our corporate infrastructure.
Stock-Based Compensation. Stock-based compensation expense is based on the fair value of those awards at the date of grant. We use the Black-Scholes-Merton (“Black-Scholes”) option pricing model to determine the fair value of common stock option awards. The fair value of a restricted stock unit is determined by using the fair value of the Company’s common stock on the date of grant. The estimated fair value of stock-based compensation awards on the date of grant is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense is recorded within cost of revenue, sales and marketing, research and development, and general and administrative expenses.
Other Income (Expense), net
Other income (expense), net primarily consists of net interest, foreign exchange gains (losses) and other income or expense. Net interest represents interest income received on our cash and cash equivalents and interest expense associated with previously outstanding debt. Foreign exchange gains (losses) relate to the business activities in foreign countries and the re-measurement of intercompany transactions denominated in currencies other than our functional reporting currency, the U.S. dollar. As a result of our business activities in foreign countries, we expect that foreign exchange gains (losses) will continue to occur due to fluctuations in exchange rates in the countries where we do business.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes primarily consists of corporate income taxes related to income (losses) at our U.S. and international subsidiaries. The provision (benefit) includes amounts for federal, state and foreign income taxes.
Impact of Foreign Currency Translation
Approximately 68% and 71% of our operating revenues for the three months ended March 31, 2011 and 2010 were earned in foreign denominated currencies, including the Swedish kronor, euro and British pound. We expect that our exposure to foreign currency exchange risk will increase to the extent we are able to continue to expand our business internationally. For purposes of our consolidated financial statements, local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date and local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the reporting period. Foreign currency transaction gains (losses) have been reflected as a component of our results from net income (loss) and foreign currency translation gains (losses) have been included as a component of accumulated other comprehensive income (loss).
Our operating results for the three months ended March 31, 2011 were negatively impacted by the general weakening of the U.S. dollar relative to the euro, the British pound and the Swedish kronor.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with U.S. GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. We believe that these accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K (file number 001-34803), filed with the SEC on March 16, 2011. Since the date of those financial statements, there have been no material changes to our critical accounting policies and use of estimates.

Consolidated Results of Operations
Comparison of the Three Months Ended March 31, 2011 and 2010
Revenue
The following table sets forth revenue by source:

	Three Months Ended March 31,
	2011		2010
		Percentage		Percentage	Period to Period
	Amount	of Revenue	Amount	of Revenue	Change
	(unaudited)
	(dollars in thousands)

Revenue:
License revenue	$37,885	60.2%	$26,222	59.9%	$11,663	44.5%
Maintenance revenue	19,377	30.7%	13,069	29.9%	6,308	48.3%
Professional services revenue	5,757	9.1%	4,474	10.2%	1,283	28.7%

Total revenue	$63,019	100.0%	$43,765	100.0%	$19,254	44.0%

Revenue was $63.0 million for the three months ended March 31, 2011 compared to $43.8 million for the three months ended March 31, 2010, an increase of $19.2 million, or 44.0%. License revenue grew by approximately $11.7 million, or 44.5%. All territories reported strong revenue growth, particularly the Americas (includes North America and South America), Benelux (includes Netherlands, Luxembourg and Eastern Europe), the United Kingdom and Nordic region (includes Sweden, Denmark, Finland and Norway), which grew by 62%, 51%, 44% and 32% and contributed an incremental $14.5 million in total revenue. There was no material change in the pricing for our product during the three months ended March 31, 2011. Revenue growth was achieved primarily due to volume growth as more customers acquired our product for the first time, along with additional license purchases by our existing customers. In addition, we closed 82 contracts that had total license and first year’s maintenance exceeding $100,000, compared to 68 for the same period last year. Amounts invoiced to existing customers during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 represented a larger share of total billings, approximately 69%, resulting from our “land and expand” sales strategy. Billings from our indirect partner channel for license and first year maintenance were 51% of total license and first year maintenance billings for the three months ended March 31, 2011. We believe that an improving global economic outlook during the three months ended March 31, 2011 also contributed to higher revenues as customer demand and their willingness to invest in information technology compared to the same period last year. Maintenance revenues grew by approximately 48.3% in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 driven by annual maintenance renewal rates of greater than 85%. Professional services revenue grew by 28.7% in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 due to growth in consulting and training revenue, resulting from an increase in our customer base. The revenue growth in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 may not be indicative of our future revenue growth, if any.

Cost of Revenue and Gross Profit
The following table sets forth cost of revenue and gross profit for each revenue source:

	Three Months Ended March 31,
	2011		2010
		Percentage		Percentage	Period to Period
	Amount	of Revenue	Amount	of Revenue	Change
	(unaudited)
	(dollars in thousands)

Cost of Revenue:
Cost of license revenue	$915	2.4%	$679	2.6%	$236	34.8%
Cost of maintenance revenue	1,541	8.0%	695	5.3%	846	121.7%
Cost of professional services revenue	5,199	90.3%	2,912	65.1%	2,287	78.5%

Total cost of revenue	$7,655	12.1%	$4,286	9.8%	$3,369	78.6%

Gross Profit:
License revenue	$36,970	97.6%	$25,543	97.4%	$11,427	44.7%
Maintenance revenue	17,836	92.0%	12,374	94.7%	5,462	44.1%
Professional services revenue	558	9.7%	1,562	34.9%	(1,004)	-64.3%

Total gross profit	$55,364	87.9%	$39,479	90.2%	$15,885	40.2%

Cost of revenue was $7.7 million for the three months ended March 31, 2011 compared to $4.3 million for the three months ended March 31, 2010, an increase of $3.4 million, or 78.6%. Cost of license revenue largely consists of referral fees paid to third parties in connection with software license sales. Referral fees increased $0.2 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. Cost of maintenance revenue increased $0.8 million for the three months ended March 31, 2011 as compared to same period in 2010. In anticipation of continued growth in our current customer base, we increased headcount in our support organization which increased personnel costs by $0.6 million (including a $0.1 million increase in for stock-based compensation) for the three months ended March 31, 2011 as compared to the same period in 2010. In addition, other cost of maintenance revenue increased $0.2 million for the three months ended March 31, 2011 as compared to the same period in 2010. Cost of professional services revenue increased by $2.3 million in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 largely due to increased personnel costs of $1.6 million, increased consulting and other cost of professional services of $0.5 million and increased travel expenses of $0.2 million. The decrease in our gross profit during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 may not be indicative of our future gross profit growth, if any.
Operating Expenses
The following table sets forth operating expenses as a percentage of revenue:

	Three Months Ended March 31,
	2011		2010
		Percentage		Percentage	Period to Period
	Amount	of Revenue	Amount	of Revenue	Change
	(unaudited)
	(dollars in thousands)

Operating expenses:
Sales and marketing	$37,672	59.8%	$25,413	58.0%	$12,259	48.2%
Research and development	5,312	8.4%	2,664	6.1%	2,648	99.4%
General and administrative	17,389	27.6%	9,393	21.5%	7,996	85.1%

Total operating expenses	$60,373	95.8%	$37,470	85.6%	$22,903	61.1%

Sales and Marketing. Sales and marketing expenses increased $12.3 million, or 48.2% in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 reflecting increased personnel costs related to higher employee headcount and variable compensation as sales activity continued to increase. Our direct sales force headcount increased 53% as of March 31, 2011 compared to March 31, 2010. The increase in sales and marketing expenses was primarily attributable to an increase in personnel and commission costs of $8.6 million (including a $0.6 million increase in stock-based compensation) for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. In addition, we had an increase in consulting and other sales and marketing costs of $1.6 million, an increase in travel expenses of $1.1 million and an increase in marketing costs of $1.0 million. During the second half of 2010, we formed our North American inside sales team, which represented incremental costs of $0.6 million during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Research and Development. Research and development expenses grew by approximately $2.6 million or 99.4% during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The increase was attributable to higher personnel costs of $1.8 million as a result of the increase in our headcount in research and development, including $0.2 million due to changes in the value of the Swedish kronor as the vast majority of our research and development staff is based in Lund, Sweden, and an increase in other expenses such as facilities and travel related to a larger research and development function of $0.8 million.
General and Administrative. General and administrative expenses were $17.4 million for the three months ended March 31, 2011 compared to $9.4 million for the three months ended March 31, 2010, an increase of $8.0 million, or 85.1%. This increase was due to other general and administrative costs of $3.0 million, primarily professional fees, such as legal and information technology consulting, as we expand our infrastructure to support anticipated global growth. We had an increase in personnel costs of $2.4 million (including a $0.3 million increase in stock-based compensation) to build out our corporate level functions to support anticipated global growth and meet the demands and compliance responsibilities of a U.S. public company. This increase was also due to a $1.5 million increase in travel expenses primarily related to our annual employee summit and increase in headcount. In addition, we had an increase in public company costs, such as accounting and legal fees and directors and officers insurance, of $0.9 million and an increase in facility and infrastructure costs of $0.2 million to support international expansion in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.
Other Expense, net. Other expense was $1.4 million for the three months ended March 31, 2011 compared to expense of $2.2 million for the three months ended March 31, 2010. During the three months ended March 31, 2011, we had foreign exchange losses and other expenses of $1.5 million offset by net interest income of $0.1 million. During the three months ended March 31, 2010, we had foreign exchange losses and other expenses of $1.4 million, expense due to the change in the fair value of stock warrants of $0.6 million and net interest expense of $0.2 million. The change in the fair value of stock warrants decreased due to the reclassification of the warrant liability to additional paid-in-capital upon the effectiveness of our IPO in July 2010. Net interest expense decreased primarily due to the repayment in full of the principal, accrued interest and prepayment penalty of our previously outstanding note payable balance in July 2010.
Benefit for Income Taxes. The effective tax rate for the three months ended March 31, 2011 was a benefit of 29.1% compared to a benefit of 27.9% in the prior-year period. Our benefit for income taxes was based on our estimated annual effective tax rate adjusted for the recognition of discrete items. Our estimated annual effective tax rate principally includes the U.S. federal statutory rate, state income taxes and the impact of foreign income taxed at different rates. We operate in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting our income (loss) and the applicable tax rate in the various locations where we operate.
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
Liquidity and Capital Resources
Since our inception, we have financed our operations through the sale of preferred stock and common stock, cash flows generated by operations and borrowings under debt instruments. As of March 31, 2011, we had cash and cash equivalents totaling $176.8 million, net accounts receivable of $63.2 million, and $149.5 million of working capital.
We believe that our existing cash and cash equivalents and our cash flow from operations will be sufficient to fund our operations and our capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new software products and enhancements to existing software products and the continuing market acceptance of our software offerings. We may from time to time enter into agreements, arrangements, or letters of intent regarding potential investments in, or acquisitions of, complementary businesses, applications or technologies, we may enter into these types of arrangements, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Since July 2010, we have been incurring costs as a public company that we had not previously incurred, including, but not limited to, costs and expenses for directors’ fees, increased directors’ and officers’ insurance, investor relations fees, expenses for compliance with the Sarbanes-Oxley Act of 2002 and rules implemented by the SEC and Nasdaq, the exchange on which our common stock is listed, and various other costs. The Sarbanes-Oxley Act of 2002 requires annual management assessment of the effectiveness of our internal control over financial reporting.
The following table shows selected balance sheet data as well as our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	March 31,	December 31,
	2011	2010
	(unaudited)
	(dollars in thousands)

Cash and cash equivalents	$176,790	$158,712
Accounts receivable, net	63,196	85,364

	Three Months Ended March 31,
	2011	2010
	(unaudited)
	(dollars in thousands)
Cash flow activities
Net cash provided by operating activities	$14,115	$15,414
Net cash used in investing activities	(1,074)	(158)
Net cash provided by (used in) financing activities	2,415	(1,523)
Cash and Cash Equivalents
Our cash and cash equivalents at March 31, 2011 were held for working capital purposes and were invested primarily in bank deposits and money market accounts having less than 90 day maturities. We do not enter into investments for trading or speculative purposes. These balances could be impacted if the underlying depository institutions or the guarantors fail or could be subject to adverse conditions in the financial markets. We can provide no assurances that access to our funds will not be impacted by adverse conditions in the financial markets.
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
Cash Flows
Operating Activities
Net cash provided by operating activities was $14.1 million for the three months ended March 31, 2011. We incurred non-cash expenses totaling $0.8 million for the three months ended March 31, 2011. Non-cash expenses primarily consisted of stock-based compensation expense, provisions for bad debt, unrealized foreign currency gains and losses, and depreciation and amortization expense.
The change in certain assets and liabilities resulted in a net source of cash of $17.9 million for the three months ended March 31, 2011. Cash provided by operating activities is driven by sales of our products. Collection of accounts receivable from the product sales is a significant component of our cash flows from operating activities, as is the change in deferred revenue related to these sales.
Net cash provided by operating activities was $15.4 million for the three months ended March 31, 2010. We incurred non-cash expenses totaling $2.6 million for the three months ended March 31, 2010. Non-cash expenses primarily consisted of stock-based compensation expense, provisions for bad debt, change in the fair value of warrants, unrealized foreign currency gains and losses, and depreciation and amortization expense.

The change in certain assets and liabilities resulted in a net source of cash of $12.9 million for the three months ended March 31, 2010. Cash provided by operating activities is driven by sales of our software offerings. Collection of accounts receivable from the sales of our software offerings is a significant component of our cash flows from operating activities, as is the change in deferred revenue related to these sales.
Investing Activities
Net cash used in investing activities was $1.0 million for the three months ended March 31, 2011. Cash used in investing activities for the three months ended March 31, 2011 was for capital expenditures related to leasehold improvements and computer equipment as we continued to expand our infrastructure and workforce.
Net cash used in investing activities was $0.2 million for the three months ended March 31, 2010. Cash used in investing activities for the three months ended March 31, 2010 was primarily for capital expenditures of $0.4 million related to property and equipment as we expanded our infrastructure and workforce. These capital expenditures were offset by the acquisition of Syllogic Corporation in January 2010, which resulted in a source of cash of approximately $0.2 million.
Financing Activities
Net cash provided by financing activities was $2.4 million for the three months ended March 31, 2011. Net cash provided by financing activities resulted from the proceeds from the exercise of common stock options during such period.
Net cash used in financing activities was $1.5 million for the three months ended March 31, 2010. Net cash used in financing activities for the three months ended March 31, 2010 was due to payments under our then outstanding long-term note payable arrangement of $1.4 million, payments under our then outstanding line of credit of $0.2 million and the payment of deferred offering costs of $0.5 million. These were offset by proceeds from the exercise of common stock option of $0.3 million, an excess tax benefit from stock-based compensation of $0.2 million and proceeds from the issuance of common stock options of $0.1 million.
Non-GAAP Financial Measures
We use measures of non-generally accepted accounting principles (“Non-GAAP”) income (loss) from operations, Non-GAAP net income (loss) and Non-GAAP income (loss) per share. We believe that the Non-GAAP financial information provided can assist investors in understanding and assessing our on-going core operations and prospects for the future. This Non-GAAP financial information provides an additional tool for investors to use in comparing our financial results with other companies in our industry, many of which present similar Non-GAAP financial measures to investors.
For the three months ended March 31, 2011 and 2010, Non-GAAP operating income (loss) is determined by taking income or loss from operations and adding back non-cash stock-based compensation expense and employer payroll taxes related to stock transactions. Non-GAAP net income (loss) is determined by taking pre-tax income or loss by adding back non-cash stock-based compensation expense and employer payroll taxes on stock transactions, and the result is tax affected at an estimated 32% tax rate.

The following is a reconciliation of Non-GAAP income (loss) from operations, Non-GAAP net income (loss) and Non-GAAP income (loss) per share to the most comparable U.S. GAAP measure for the periods indicated:

	Three Months Ended March 31,
	2011	2010
	(unaudited)
	(dollars in thousands)
Reconciliation of Non-GAAP income (loss) from operations:
GAAP income (loss) from operations	$(5,009)	$2,009
Stock-based compensation expense	1,500	500
Employer payroll taxes on stock transactions	990	—

Non-GAAP income (loss) from operations	$(2,519)	$2,509

Reconciliation of Non-GAAP net income (loss):
GAAP net income (loss)	$(4,573)	$(119)
Stock-based compensation expense	1,500	500
Employer payroll taxes on stock transactions	990	—
Income tax adjustment (1)	(610)	(153)

Non-GAAP net income (loss)	$(2,693)	$228

Reconciliation of Non-GAAP income (loss) per share:
Non-GAAP net income (loss) per common share — basic	$(0.03)	$—

Non-GAAP net income (loss) per common share — diluted	$(0.03)	$—

GAAP net loss per common share — basic and diluted	$(0.06)	$(0.01)

Non-GAAP weighted average number of common shares outstanding — basic (2)	79,234,069	76,448,222

Non-GAAP weighted average number of common shares outstanding — diluted (3)	79,234,069	83,714,602

GAAP weighted average number of common shares outstanding — basic and diluted	79,234,069	16,846,798

(1)	Income tax adjustment is used to adjust the U.S. GAAP benefit for income taxes to a Non-GAAP provision (benefit) for income taxes utilizing an estimated tax rate of 32%.

(2)
For 2010, reflects the automatic conversion of the then outstanding shares of convertible preferred stock into 46,721,424 shares of common stock and the issuance of 12,880,000 shares of common stock as though the completion of the IPO had occurred at the beginning of the period, which results in the Company not applying the two-class method of earnings per share as required under U.S. GAAP.

(3)
For 2010, reflects the automatic conversion of the then outstanding shares of convertible preferred stock into 46,721,424 shares of common stock and the issuance of 12,880,000 shares of common stock as though the completion of the IPO had occurred at the beginning of the period, which results in the Company not applying the two-class method of earnings per share as required under U.S. GAAP. For 2010, also includes 7,266,380 shares related to the outstanding stock options and warrants which are included because of their dilutive effect.

Contractual Obligations and Commitments and Off-Balance Sheet Arrangements
There have been no material changes to our contractual obligations from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

In December 2010, we entered into a transfer agreement (the “Transfer Agreement”) with Sony Ericsson Mobile Communications AB (“SEMC”) relating to the transfer by SEMC to us of certain rental lease agreements for approximately 11,253 square meters of office space and designated parking spaces located in the Ideon Science Park in Lund, Sweden (the “Property”). Pursuant to the Transfer Agreement, effective as of January 1, 2011 we assumed the rights and obligations of SEMC under two separate lease agreements, as amended and/or supplemented (the “Lease Agreements”), whereby SEMC leased the Property from Fastighets AB Remulus Lund 3 (the “Property Owner”). We expect that the Property will serve as our primary research and development center. The Lease Agreements expire on October 31, 2013 and October 31, 2016, respectively. Each Lease Agreement will automatically renew upon expiration for additional three year terms unless written notice is provided by us to the Property Owner of our desire to not renew the applicable lease at least 12 months prior to the end of the respective term. The Lease Agreements provide for the payment of annual base rent in the amount of 21.6 million Swedish kronor (approximately $3.4 million based on an assumed exchange rate of approximately 0.16 as of March 31, 2011), subject to annual increases. In addition to the base rent, we are required to pay to the Property Owner certain operating expenses and other fees in accordance with the terms of the Lease Agreements. The Lease Agreements contain customary representations and covenants regarding occupancy, maintenance and care of the Property.
In consideration for our assumption of SEMC’s obligations under the Lease Agreements, SEMC has agreed to pay us 26.0 million Swedish kronor (approximately $4.1 million based on an assumed exchange rate of approximately 0.16 as of March 31, 2011), exclusive of value added tax, which will be offset by 7.3 million Swedish kronor (approximately $1.2 million based on an assumed exchange rate of approximately 0.16 as of March 31, 2011), exclusive of value added tax, which we have agreed to pay SEMC for certain personal property, furniture and fixtures located at the Property. The net amount is scheduled to be paid by SEMC by July 1, 2011 following receipt of an invoice from us.
We anticipate occupying the Property in the second quarter of 2011 and, once the Property is fully occupied, we expect that we will cease use of our current leased facility in Lund, Sweden. As of March 31, 2011, our current facility in Lund, Sweden has $2.7 million of lease payments remaining under the lease, which expires September 30, 2013. We currently plan to sublease the current lease facility. If we are not able to sublease our current facility at or near the current lease payment, we may incur a charge at the cease-use date related to the remaining rent payments under the lease. We are unable to estimate the amount of the potential charge related to abandoning this facility at this time.
We had no off-balance sheet arrangements, as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K, as of March 31, 2011 and 2010.
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
Interest Rate Sensitivity
We had cash and cash equivalents of $176.8 million at March 31, 2011 and $158.7 million at December 31, 2010. We held these amounts primarily in cash or money market funds.
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
Foreign exchange risk exposures arise from transactions denominated in a currency other than our functional currency and from foreign denominated revenue and profit translated into U.S. dollars. Approximately 68% and 71% of our operating revenues were denominated in currencies other than the U.S. dollar for the three months ended March 31, 2011 and 2010. The principal foreign currencies in which we conduct business are the Swedish kronor, the British pound and the euro. The translation of currencies in which we operate into the U.S. dollar may affect consolidated revenues and gross profit margins as expressed in U.S. dollars. A weakening of the U.S. dollar versus other currencies in which we operate may increase our consolidated revenues and operating expenses while the strengthening of the U.S. dollars versus these currencies may have an opposite effect on our consolidated results expressed in U.S. dollars.

Item 4.	Controls and Procedures
Evaluation of Disclosure and Control Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d and 15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information require to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriated to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act) occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
From time to time, we may become involved in routine legal proceedings in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, operating results, financial condition or cash flows.
Our intellectual property is an essential element of our business. We own registered trademarks for the “Qlik” and “QlikView” name. We rely on a combination of copyright, trademark, trade dress and trade secrecy laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights both domestically and abroad. These laws, procedures and restrictions provide only limited protection. As of March 31, 2011, we had three issued U.S. patents and had a pending U.S. patent. In addition, we had 19 issued and six pending foreign patents. Any future patents issued to us may be challenged, invalidated or circumvented. Any patents that might be issued in the future, with respect to pending or future patent applications may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. We endeavor to enter into agreements with our employees and contractors and with parties with whom we do business in order to limit access to and disclosure of our proprietary information.

ITEM 1A.	RISK FACTORS
In our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 16, 2011, we identify under Part I, Item 1A important factors which could affect our business, financial condition, results of operations and future operations and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report on Form 10-Q. There have been no material changes to the risk factors subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2010. However, the risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the SEC, also could cause our actual results to differ materially from our anticipated results or other expectations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Use of Proceeds
In July 2010, we completed the initial public offering of shares of our common stock, in which 12,880,000 shares of common stock were sold at a price to the public of $10.00 per share for an aggregate offering price of $128.8 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-165844), which was declared effective by the SEC on July 15, 2010. The offering commenced as of July 15, 2010 and did not terminate before all of the securities registered in the registration statement were sold. The syndicate of underwriters was led by Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., and J.P. Morgan Securities Inc. as joint book-running managers for the offering, Jefferies & Company, Inc. and Stifel Nicolaus Weisel served as co-managers for the offering. Our portion of the net proceeds from the initial public offering was approximately $115.1 million after deducting underwriting discounts of $9.0 million and offering costs of $4.7 million.
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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit
Number	Description of Document

10.1†(1)	Form of Indemnification Agreement between the Registrant and Deborah Hopkins
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1)	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (SEC File No. 001-34803) filed on April 6, 2011

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

†	Compensation arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 5, 2011.

QLIK TECHNOLOGIES INC.
By:	/s/ LARS BJÖRK
Lars Björk
President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ WILLIAM G. SORENSON
William G. Sorenson
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

10.1†(1)	Form of Indemnification Agreement between the Registrant and Deborah Hopkins
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1)	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (SEC File No. 001-34803) filed on April 6, 2011

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

†	Compensation arrangement