Form 10-Q
period 2011-06-30
QLIK TECHNOLOGIES INC
filed 2011-08-05
CIK 1305294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer.” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2011, there were 83,010,500 shares of the registrant’s common stock issued and outstanding.

ii

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
QLIK TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$174,503	$158,712
Accounts receivable, net of allowance for doubtful accounts of $810 and $807, respectively	70,946	85,364
Prepaid expenses and other current assets	14,180	7,107
Deferred income taxes	527	527

Total current assets	260,156	251,710

Property and equipment, net	10,131	4,399
Intangible assets, net	306	388
Goodwill	2,861	2,746
Deferred income taxes	4,248	4,248
Deposits and other noncurrent assets	1,679	1,573

Total assets	$279,381	$265,064

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,469	$5,627
Deferred revenue	54,941	50,024
Accrued payroll and other related costs	27,976	25,262
Accrued expenses	16,921	21,391
Deferred income taxes	337	337

Total current liabilities	107,644	102,641

Long-term liabilities:
Deferred income taxes	48	48
Other long-term liabilities	7,605	3,185

Total liabilities	115,297	105,874

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 authorized, none issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized; 82,847,266 shares issued and outstanding at June 30, 2011 and 78,752,390 shares issued and outstanding at December 31, 2010	8	8
Additional paid-in-capital	167,557	157,928
(Accumulated deficit) retained earnings	(6,610)	133
Accumulated other comprehensive income	3,129	1,121

Total stockholders’ equity	164,084	159,190

Total liabilities and stockholders’ equity	$279,381	$265,064

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QLIK TECHNOLOGIES INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
License revenue	$45,329	$32,544	$83,214	$58,766
Maintenance revenue	21,780	13,519	41,157	26,588
Professional services revenue	6,933	5,067	12,690	9,541

Total revenue	74,042	51,130	137,061	94,895

Cost of revenue:
License revenue	777	1,178	1,692	1,857
Maintenance revenue	1,697	1,013	3,238	1,708
Professional services revenue	6,126	3,554	11,325	6,466

Total cost of revenue	8,600	5,745	16,255	10,031

Gross profit	65,442	45,385	120,806	84,864

Operating expenses:
Sales and marketing	45,393	27,751	83,065	53,164
Research and development	6,531	2,980	11,843	5,644
General and administrative	17,119	8,813	34,508	18,206

Total operating expenses	69,043	39,544	129,416	77,014

Income (loss) from operations	(3,601)	5,841	(8,610)	7,850

Other income (expense), net:
Interest income (expense), net	27	(185)	60	(443)
Change in fair value of warrants	—	(1,408)	—	(1,962)
Foreign exchange gain (loss) and other income (expense), net	361	664	(1,113)	(698)

Total other income (expense), net	388	(929)	(1,053)	(3,103)

Income (loss) before (provision) benefit for income taxes	(3,213)	4,912	(9,663)	4,747
(Provision) benefit for income taxes	1,043	(1,374)	2,920	(1,328)

Net income (loss)	$(2,170)	$3,538	$(6,743)	$3,419

Net income (loss) per common share:
Basic	$(0.03)	$0.02	$(0.08)	$0.02
Diluted	$(0.03)	$0.02	$(0.08)	$0.02

Weighted average number of common shares:
Basic	81,724,971	17,222,001	80,486,401	17,035,083
Diluted	81,724,971	24,711,969	80,486,401	24,150,670
The accompanying notes are an integral part of these unaudited consolidated financial statements.

QLIK TECHNOLOGIES INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net income (loss)	$(6,743)	$3,419
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,196	739
Stock-based compensation expense	3,500	1,049
Excess tax benefit from stock-based compensation	—	(656)
Other non-cash items	448	300
Change in fair value of warrants	—	1,962
Unrealized foreign currency (gain) loss, net	(946)	1,169
Changes in assets and liabilities:
Accounts receivable	18,515	10,148
Prepaid expenses and other assets	(6,263)	(1,345)
Deferred revenue	2,284	2,932
Accounts payable and other liabilities	166	(2,330)

Net cash provided by operating activities	12,157	17,387

Cash flows from investing activities
Purchase of property and equipment	(5,139)	(1,074)
Acquisition, net of cash acquired	(179)	193

Net cash used in investing activities	(5,318)	(881)

Cash flows from financing activities
Proceeds from exercise and issuance of common stock options	6,127	951
Payments on line of credit and long-term debt, net	—	(2,310)
Excess tax benefit on stock-based compensation	—	656
Payments of offering costs	—	(1,769)

Net cash provided by (used in) financing activities	6,127	(2,472)
Effect of exchange rates on cash	2,825	(3,046)

Net increase in cash and cash equivalents	15,791	10,988
Cash and cash equivalents, beginning of period	158,712	24,852

Cash and cash equivalents, end of period	$174,503	$35,840

Supplemental cash flow information:
Cash paid during the period for interest	$58	$329

Cash paid during the period for income taxes	$11,865	$786

Non-cash investing activities:
Leasehold improvement allowance received under operating lease	$1,764	$—

Common stock issued for acquisition of business	$—	$622

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
Basis of Presentation and Consolidation
The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated. Prior year amounts have been reclassified where appropriate to conform to the current year classification for comparative purposes.
Interim Financial Statements
The accompanying interim unaudited consolidated financial statements and related disclosures are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) on the same basis as the audited consolidated financial statements for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 16, 2011 and, in the opinion of management, include all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position, results of operations, and cash flows for the six months ended June 30, 2011 and 2010. The results of operations for the three and six months ended June 30, 2011 and 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other future periods. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted under the Securities and Exchange Commission’s (“SEC”) rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2010. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and, therefore, do not include all information and footnotes required by U.S. GAAP for complete financial statements.
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
Acquisition-related transaction costs, including legal and accounting fees and other external costs directly related to the acquisition, are recognized separately from the acquisition and expensed as incurred in general and administrative expenses in the unaudited consolidated statements of operations.
Accumulated Comprehensive Income (Loss)
The Company classifies items of accumulated other comprehensive income (loss) separately within stockholders’ equity. For the three and six months ended June 30, 2011 and 2010, accumulated comprehensive income (loss) was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income (loss)	$(2,170)	$3,538	$(6,743)	$3,419
Foreign currency translation gain (loss)	203	(1,054)	2,008	(640)

Accumulated comprehensive income (loss)	$(1,967)	$2,484	$(4,735)	$2,779

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
The following table sets forth the total stock-based compensation expense included in the unaudited consolidated statements of operations for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Cost of revenue	$156	$26	$252	$52
Sales and marketing	1,079	308	1,928	568
Research and development	91	21	133	42
General and administrative	674	194	1,187	387

	$2,000	$549	$3,500	$1,049

Net Income (Loss) Attributable to Common Share
The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Basic net income (loss) per common share calculation:
Net income (loss)	$(2,170)	$3,538	$(6,743)	$3,419
Less: Undistributed earnings allocated to participating securities	—	(3,129)	—	(3,056)

Net income (loss) attributable to common shares	(2,170)	409	(6,743)	363
Weighted average common shares outstanding	81,724,971	17,222,001	80,486,401	17,035,083

Net income (loss) per share — Basic	$(0.03)	$0.02	$(0.08)	$0.02

Diluted net (loss) income per common share calculation:
Net income (loss)	$(2,170)	$3,538	$(6,743)	$3,419
Less: Undistributed earnings allocated to participating securities	—	(3,129)	—	(3,056)

Net income (loss) attributable to common shares	(2,170)	409	(6,743)	363
Weighted average shares used to compute basic net income (loss) per share	81,724,971	17,222,001	80,486,401	17,035,083
Effect of potentially dilutive securities:
Employee stock options	—	7,489,968	—	7,115,587

Weighted average shares used to compute diluted net income (loss) per share	81,724,971	24,711,969	80,486,401	24,150,670

Diluted net income (loss) per share	$(0.03)	$0.02	$(0.08)	$0.02

Diluted net income (loss) per common share for the periods presented does not reflect the following potential common shares as the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Common stock options	9,269,794	725,000	9,269,794	725,000
Restricted stock units	57,312	—	57,312	—
Common stock warrants	—	474,282	—	474,282

	9,327,106	1,199,282	9,327,106	1,199,282

Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.
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
In June 2010, the FASB issued an Accounting Standards Update to the Comprehensive Income Topic in the ASC aimed at increasing the prominence of items reported in other comprehensive income in the financial statements. This update requires companies to present comprehensive income in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement. Companies will no longer be allowed to present comprehensive income on the statement of changes in shareholders’ equity. In both options, companies must present the components of net income, total net income, the components of other comprehensive income, total other comprehensive income and total comprehensive income. This update does not change which items are reported in other comprehensive income or the requirement to report reclassifications of items from other comprehensive income to net income. This requirement will become effective for the Company beginning with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and will require retrospective application for all periods presented.

(3) Acquisitions
On January 22, 2010, the Company completed its acquisition of Syllogic Corporation for total consideration of $1.1 million. The purchase price consisted of 120,000 shares of common stock valued at $0.6 million and contingent cash consideration of $0.5 million, which is estimated to be paid out over a four year period. The total maximum contingent cash consideration that could be paid pursuant to the agreement is $0.8 million. The Company paid $0.2 million through June 30, 2011, based on achievement of certain financial targets.
(4) Goodwill and Other Intangible Assets
The cost of finite-lived intangible assets is amortized on a straight-line basis over their estimated useful lives. The estimated useful lives of these assets range from one to five years. Amortization of intangible assets was de minimus for the three months ended June 30, 2011 and 2010, respectively. Amortization of intangible assets was $0.1 million and $0.1 million for the six months ended June 30, 2011 and 2010, respectively. The estimated aggregate amortization expense for each of the succeeding years is as follows: $0.1 million for the remainder of 2011 and $0.2 million in 2012. The Company evaluates the useful lives of these assets on a periodic basis and tests for impairments whenever events or changes in circumstances occur that could impact the recoverability of these assets.
The change in goodwill in the unaudited consolidated balance sheet during the six months ended June 30, 2011 was due to foreign currency translation.
(5) Fair Value Measurements
The Company evaluates assets and liabilities subject to fair value measurements on a recurring and nonrecurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company. The Company estimated the fair value of the Syllogic Corporation contingency using a probability-weighted discount cash flow model. The contingency is more fully described in Note 3 to these unaudited consolidated financial statements. This fair value was classified as Level 3 because it was based on significant observable inputs that are supported by little or no market activity and reflect our own assumptions. There were no material changes in fair value from December 31, 2010 to June 30, 2011.
Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill. These items are recognized at fair value when they are considered to be impaired. During the three and six months ended June 30, 2011 and the year ended December 31, 2010, there were no fair value adjustments for assets and liabilities measured on a non-recurring basis.
(6) (Provision) Benefit for Income Taxes
The effective tax rate for the three months ended June 30, 2011 was a benefit of 32.5% compared to a provision of 28.0% in the prior-year period. The effective tax rate for the six months ended June 30, 2011 was a benefit of 30.2% compared to a provision of 28.0% in the prior-year period. The Company’s (provision) benefit for income taxes was based on our estimated annual effective tax rate adjusted for the recognition of discrete items. The Company’s estimated annual effective tax rate principally includes the U.S. federal statutory rate, state income taxes and the impact of foreign income taxed at different rates. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s income (loss) and the applicable tax rate in the various locations where the Company operates.
(7) Business and Geographic Segment Information
The Company currently operates in one operating business segment, namely, the development, commercialization and implementation of software products and related services. The Company is managed and operated as one business. A single management team that reports to the chief operating decision maker comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities with respect to its products or product development. Accordingly, the Company views its business and manages its operations as one reportable segment.

The following geographic data includes revenues generated by subsidiaries located within that geographic area. The Company’s revenues were generated in the following geographic regions for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

The Americas	$22,736	$15,771	$43,372	$28,522
Europe	44,738	31,898	82,005	59,161
Rest of world	6,568	3,461	11,684	7,212

	$74,042	$51,130	$137,061	$94,895

(8) Stock-Based Compensation
Common Stock Options
The following provides a summary of the common stock option activity for the Company for the six months ended June 30, 2011:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual	Aggregrate
	Shares	Exercise Price	Term (Years)	Intrinsic Value

Outstanding as of January 1, 2011	12,053,445	$2.95	6.71
Granted	1,462,500	$25.64
Exercised	(4,094,876)	$1.52
Forfeited	(151,275)	$9.19

Outstanding as of June 30, 2011	9,269,794	$7.05	7.17	$250,378

Exercisable at June 30, 2011	4,489,994	$1.80	5.81	$144,852

Vested and expected to vest at June 30, 2011	8,712,947	$7.09	7.17	$234,988
The Company’s 2010 Equity Incentive Plan (“2010 Plan”) took effect on the effective date of the registration statement, July 16, 2010, for the Company’s initial public offering (“IPO”). The Company initially reserved 3,300,000 shares of its common stock for issuance under the 2010 Plan. The number of shares reserved for issuance under the 2010 Plan will be increased automatically on January 1st of each year, starting with 2011, by a number equal to the smallest of (i) 3,300,000 shares; (ii) 3.75% of the shares of common stock outstanding at that time; or (iii) a number of shares determined by the Company’s board of directors. In February 2011, the Board of Directors of the Company authorized an automatic increase to the 2010 Plan equal to 2,952,968 shares. As of June 30, 2011, there were 4,175,256 shares available for issuance under the 2010 Plan.
For the six months ended June 30, 2011 and 2010, the Company issued common stock options exercisable for 1,462,500 and 1,250,500 shares, respectively, to employees and non-employee directors. The grant date weighted-average fair value per common stock option for the six months ended June 30, 2011 and 2010 was $12.34 and $6.18, respectively.
Proceeds from the exercise of common stock options were $6.1 million and $0.9 million for the six months ended June 30, 2011 and 2010, respectively. The total intrinsic value of common stock options exercised during the six months ended June 30, 2011 and 2010 was $106.7 million and $3.7 million, respectively. For the six months ended June 30, 2011, the Company has not recognized any excess tax benefits on stock options exercised. The excess tax benefit will be recorded to additional paid-in-capital when realized. The Company recognized an excess tax benefit on such exercises for the six months ended June 30, 2010 of $0.7 million.

The assumptions used in the Black-Scholes option pricing model are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.9% - 2.2%	2.4%	1.9% - 2.7%	1.9% - 2.7%
Expected volatility	45.9% - 46.4%	49.2%	45.9% - 47.0%	48.7% - 50.2%
Expected life (Swedish grants, in years)	4	4	4	4
Expected life (all other grants, in years)	6.25	6.25	6.25	6.25
For the three months ended June 30, 2011 and 2010, the Company recorded stock-based compensation expenses of $1.8 million and $0.5 million, respectively, related to common stock option grants. For the six months ended June 30, 2011 and 2010, the Company recorded stock-based compensation expenses of $3.2 million and $1.0 million, respectively, related to common stock option grants.
As of June 30, 2011, there was $22.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested employee and non-employee director common stock options.
Restricted Stock Units
The following provides a summary of the restricted stock unit activity for the Company as of the six months ended June 30, 2011:

		Weighted-
		Average
	Number of	Grant Date	Aggregrate
	Shares	Fair Value	Intrinsic Value

Outstanding as of January 1, 2011	40,820	$11.02
Granted	16,492	31.83
Vested	—	—
Forfeited	—	—

Unvested as of June 30, 2011	57,312	$17.01	$977

Vested and expected to vest at June 30, 2011	57,312	$17.01	$977
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
In May 2011, the Company granted restricted stock unit awards for an aggregate of 16,492 shares of common stock to its non-employee directors having an aggregate value of $0.5 million based on the closing price of the Company’s stock price of $31.83 at the date of grant.
For the three months ended June 30, 2011, the Company recorded stock-based compensation expenses of $0.2 million related to restricted stock unit awards. For the six months ended June 30, 2011, the Company recorded stock-based compensation expenses of $0.3 million related to restricted stock unit awards. For the three and six months ended June 30, 2010, there was no stock-based compensation expense related to restricted stock unit awards.
As of June 30, 2011, there was $0.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units. This amount will be amortized on a straight-line basis over the requisite service period related to the restricted unit grants.

(9) Commitments and Contingencies
In May 2011, the Company began to occupy a new leased facility in Lund, Sweden, and simultaneously ceased use of its previous leased facility in Lund. In July 2011, the Company reached an agreement with the landlord of the previous leased facility to allow the Company to terminate the lease agreement in exchange for a lease termination fee of 9.5 million Swedish kronor (approximately $1.5 million based on an assumed exchanged rate of 0.16 as of June 30, 2011). This lease termination fee is payable no later than September 30, 2011, and is included in accrued expenses on the Company’s unaudited consolidated balance sheet as of June 30, 2011. In addition to the lease termination fee, the Company incurred $0.4 million in rent charges following its abandonment of the previous leased facility as well as an impairment charge of $0.3 million related to the write-off of leasehold improvements from the previous leased facility. These items resulted in aggregate lease termination costs of $2.2 million and are recorded in general and administrative expenses in the accompanying unaudited consolidated statements of operations for the three and six months ended June 30, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2010 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 16, 2011. This Quarterly Report on Form 10-Q contains forward-looking statements, including, but not limited to, statements regarding the value and effectiveness of our products, the introduction of product enhancements or additional products and our growth, expansion and market leadership, that involve risks, uncertainties, assumptions, and other factors which, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements containing the words “predicts,” “plan,” “expects,” “anticipates,” “believes,” “goal,” “target,” “estimate,” “potential,” “may,” “will,” “might,” “momentum,” “could,” and similar words. We intend all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected in such statements due to various factors, including but not limited to:
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

•
other risks discussed in the section titled “Risk Factors,” set forth in Part I, Item 1A of our Annual Report on Form 10-K, the section titled “Risk Factors, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this Report.

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

•	Consolidated Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2011 and 2010.

•	Seasonality. This section discusses the seasonality in the sale of our products and services.

•
Liquidity and Capital Resources. This section provides an analysis of our cash flows for the six months ended June 30, 2011 and 2010, a discussion of our capital requirements, and the resources available to us to meet those requirements.

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
Overview
We have pioneered a powerful, user-driven business intelligence solution that enables our customers to make better and faster business decisions. Our Business Discovery platform, QlikView, combines enterprise-class analytics and search functionality with the simplicity and ease-of-use found in office productivity software tools for a broad set of business users. QlikView is powered by our in-memory associative search technology, which has utilized rapid advances in computing power to yield significant improvement in flexibility and performance at a lower cost than traditional business intelligence solutions. We have grown our customer base from over 4,000 active customers in 2006 to approximately 21,000 active customers as of June 30, 2011 and increased our revenue at a 50% compound annual growth rate during the same period. We added an average of approximately 400 new customers per month during fiscal year 2010. Our solution addresses the needs of a diverse range of customers from middle market customers to large enterprises such as Autodesk, Campbell Soup Company, Colonial Life, The Dannon Company, Inc., Heidelberger Druckmaschinen AG, ING, Kraft foods, Lifetime Brands, Nasdaq OMX, National Health Service (NHS), Qualcomm, Symantec and Volvo Car UK Limited. We currently have customers in over 100 countries, and approximately 74% and 73% of our revenue for the three and six months ended June 30, 2011, respectively and approximately 75% of our revenue for the three and six months ended June 30, 2010, were derived internationally.
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
We license QlikView under perpetual licenses which include one year of maintenance as part of the initial purchase price of the product. Our customers can renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. For the fiscal year ended December 31, 2010, our total revenue was comprised of 64% license revenue, 26% maintenance revenue, and 10% professional services revenue. For the six months ended June 30, 2011, our total revenue was comprised of 61% license revenue, 30% maintenance revenue and 9% professional services revenue. We have a diversified distribution model that consists of a direct sales force and a partner network of resellers, OEM relationships and systems integrators which accounted for more than 50% of our total product license and first years’ maintenance billings during the three and six months ended June 30, 2011 and 2010. Additionally, our online QlikCommunity provides us with a loyal and growing network of users who promote our software, provide support for other users and contribute valuable insights and feedback for our product development efforts.
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

From a risk perspective, we have had to deal with the impact of the recessionary global environment during the past several years, and the unsettled global economic environment could affect our operating results in future periods. We have faced pricing pressure from some of our larger competitors to which we have attempted to respond by focusing on the value delivered by QlikView in comparison to more traditional business intelligence products, and we believe that this has helped to minimize the loss of potential new business and existing customers from this pressure. Also, the rapid growth in our business has required the continued hiring of experienced staff across all of our geographic territories. To aid this effort we have focused on improving our local recruiting initiatives, as well as developing further internal training programs to prepare executives for greater responsibilities.
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
Key Financial Metrics and Trends
Revenues
Our revenue is comprised of license, maintenance and professional services. We license our software under perpetual licenses which include one year of maintenance as part of the initial purchase price of the product. License revenue reflects the revenue recognized from sales of licenses to new customers and additional licenses to existing customers. Historically, the majority of our license revenues have come from new customers. However, going forward we seek to increase the contribution from existing customers based upon our “land and expand” sales strategy. Customers can renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. Current customers with maintenance agreements are entitled to receive unspecified upgrades and enhancements when and if they become available. We have experienced growth in maintenance revenue primarily due to increased license sales and growth in our customer base and high retention of those customers. In 2010 and for the six months ended June 30, 2011, our maintenance renewal rates exceeded 85%. Professional services revenue is comprised of training, installation and other consulting revenues. Given the ease of implementation of our product and our relationship with our partners, professional services revenue for the six months ended June 30, 2011 and 2010 was approximately 9% and 10%, respectively, of total revenue. We do not expect that proportion to change significantly during the near term. Prior to 2009, we generated the majority of sales through our direct sales channel rather than through our partner network. However, the contribution from our partner network continues to grow, and we anticipate that revenues from partners will continue to be more than 50% of total revenues. Given the size of the U.S. market and our current limited penetration there, we expect that the U.S. will represent our largest growth opportunity during the near term and will likely be an important contributor to future revenue growth. Due to the global diversity of our customer base, our results are impacted by movements in the currencies of the major territories in which we operate. The primary currencies impacting results are the U.S. dollar (our functional currency), the Swedish kronor, the euro and the British pound. Inflation and changing prices had no material effect on our sales, revenue or operating income (loss) from continuing operations during the three and six months ended June 30, 2011 and 2010.
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
Sales and Marketing. Sales and marketing expenses primarily consist of personnel costs for our sales, marketing and business development employees and executives; commissions earned by our sales personnel; travel costs; facilities costs attributable to our sales and marketing personnel; the cost of marketing programs; the cost of employee training programs; and the cost of business development programs. We expect to continue to hire additional sales personnel in the U.S. and in our international locations during the second half of 2011.

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
General and Administrative. General and administrative expenses primarily consist of personnel costs for our executive, finance, legal, human resources and administrative personnel, as well as the cost of facilities attributable to general and administrative operations, the cost of our annual employee summit, the cost of employee training programs, depreciation and amortization, legal, accounting, and other professional services fees and other corporate expenses. We incurred additional costs during the three and six months ended June 30, 2011 and 2010 and expect to continue to incur higher costs associated with being a public company, including higher legal, directors’ and officers’ insurance and accounting expenses, as well as the additional costs of achieving and then maintaining compliance with Section 404 of the Sarbanes-Oxley Act and related regulations. We also expect that general and administrative expenses will continue to increase in absolute dollars because of our efforts to expand our international operations, but we believe over time general and administrative costs will decline as a percentage of revenues as we expect to derive greater efficiencies from our corporate infrastructure.
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
Impact of Foreign Currency Translation
Approximately 69% and 70% of our operating revenues for the six months ended June 30, 2011 and 2010 were earned in foreign denominated currencies, including the Swedish kronor, euro and British pound. We expect that our exposure to foreign currency exchange risk will increase to the extent we are able to continue to expand our business internationally. For purposes of our consolidated financial statements, local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date and local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the reporting period. Foreign currency transaction gains (losses) have been reflected as a component of our results from net income (loss) and foreign currency translation gains (losses) have been included as a component of accumulated other comprehensive income (loss).
Our operating results for the three and six months ended June 30, 2011 were negatively impacted by $0.3 million and $0.8 million, respectively, by the general weakening of the U.S. dollar relative to the euro, the British pound and the Swedish kronor.

Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with U.S. GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. We believe that these accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. Our significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2010 included in our Annual Report on Form 10-K (file number 001-34803), filed with the SEC on March 16, 2011. Since the date of those financial statements, there have been no material changes to our critical accounting policies and use of estimates.
Consolidated Results of Operations
Comparison of the Three Months Ended June 30, 2011 and 2010
Revenue
The following table sets forth revenue by source:

	Three Months Ended June 30,
	2011		2010
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue	Period to Period Change
	(unaudited)
	(dollars in thousands)

Revenue:
License revenue	$45,329	61.2%	$32,544	63.6%	$12,785	39.3%
Maintenance revenue	21,780	29.4%	13,519	26.4%	8,261	61.1%
Professional services revenue	6,933	9.4%	5,067	9.9%	1,866	36.8%

Total revenue	$74,042	100.0%	$51,130	100.0%	$22,912	44.8%

Revenue was $74.0 million for the three months ended June 30, 2011 compared to $51.1 million for the three months ended June 30, 2010, an increase of $22.9 million, or 44.8%. All territories reported strong revenue growth, particularly the Americas (includes North America and South America), Nordic region (includes Sweden, Denmark, Finland and Norway), the German region (includes Germany, Austria and Switzerland), and the United Kingdom, which grew by 44%, 35%, 54% and 45% and contributed an incremental $15.8 million in total revenue. License revenue grew by approximately $12.8 million, or 39.3%. There was no material change in the pricing for our product during the three months ended June 30, 2011. Revenue growth was achieved primarily due to volume growth as more customers acquired our product for the first time, along with additional license purchases by our existing customers. In addition, during the three months ended June 30, 2011, we closed 104 contracts that had total license and first year’s maintenance exceeding $100,000, compared to 61 contracts for the same period last year. Amounts invoiced to existing customers during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 represented a larger share of total billings, approximately 64%, resulting from our “land and expand” sales strategy. Billings from our indirect partner channel for license and first year maintenance were 57% of total license and first year maintenance billings for the three months ended June 30, 2011. Maintenance revenues grew by approximately 61.1% in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 driven by annual maintenance renewal rates of greater than 85%. Professional services revenue grew by 36.8% in the three months ended June 30, 2011 compared to the three months ended June 30, 2010 due to growth in consulting and training revenue, resulting from an increase in our customer base. The revenue growth in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 may not be indicative of our future revenue growth, if any.

Cost of Revenue and Gross Profit
The following table sets forth cost of revenue and gross profit for each revenue source:

	Three Months Ended June 30,
	2011		2010
		Percentage of		Percentage of
	Amount	Related Revenue	Amount	Related Revenue	Period to Period Change
	(unaudited)
	(dollars in thousands)

Cost of Revenue:
Cost of license revenue	$777	1.7%	$1,178	3.6%	$(401)	-34.0%
Cost of maintenance revenue	1,697	7.8%	1,013	7.5%	684	67.5%
Cost of professional services revenue	6,126	88.4%	3,554	70.1%	2,572	72.4%

Total cost of revenue	$8,600	11.6%	$5,745	11.2%	$2,855	49.7%

Gross Profit:
License revenue	$44,552	98.3%	$31,366	96.4%	$13,186	42.0%
Maintenance revenue	20,083	92.2%	12,506	92.5%	7,577	60.6%
Professional services revenue	807	11.6%	1,513	29.9%	(706)	-46.7%

Total gross profit	$65,442	88.4%	$45,385	88.8%	$20,057	44.2%

Cost of revenue was $8.6 million for the three months ended June 30, 2011 compared to $5.7 million for the three months ended June 30, 2010, an increase of $2.9 million, or 49.7%. Cost of license revenue largely consists of referral fees paid to third parties in connection with software license sales. Referral fees decreased $0.4 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. Cost of maintenance revenue increased $0.7 million for the three months ended June 30, 2011 as compared to same period in 2010. In anticipation of continued growth in our current customer base, we increased headcount in our support organization which increased personnel costs by $0.7 million (including a $0.1 million increase in stock-based compensation) for the three months ended June 30, 2011 as compared to the same period in 2010. Cost of professional services revenue increased by $2.6 million in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 largely due to increased personnel costs of $0.3 million, increased consulting and other cost of professional services of $1.9 million, increased travel expenses of $0.2 million and increased facility and infrastructure costs of $0.2 million to support international expansion. The decrease in our gross margin during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 may not be indicative of our future gross margin.
Operating Expenses
The following table sets forth operating expenses as a percentage of revenue:

	Three Months Ended June 30,
	2011		2010
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue	Period to Period Change
	(unaudited)
	(dollars in thousands)

Operating expenses:
Sales and marketing	$45,393	61.3%	$27,751	54.3%	$17,642	63.6%
Research and development	6,531	8.8%	2,980	5.8%	3,551	119.2%
General and administrative	17,119	23.1%	8,813	17.2%	8,306	94.2%

Total operating expenses	$69,043	93.2%	$39,544	77.3%	$29,499	74.6%

Sales and Marketing. Sales and marketing expenses increased $17.6 million, or 63.6% in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 reflecting increased personnel costs related to higher employee headcount and variable compensation resulting from increased license revenue. The increase in sales and marketing expenses was primarily attributable to an increase in personnel and commission costs of $11.3 million (including a $0.8 million increase in stock-based compensation) for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. We had an increase in marketing costs of $3.2 million during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. This increase in marketing costs included $1.0 million for our annual partner event, Qonnections. In addition, we had an increase in travel expenses of $1.3 million, an increase in facility and infrastructure costs of $0.4 million to support international expansion and an increase in consulting and other sales and marketing costs of $1.4 million. The total increase in sales and marketing expense includes $1.7 million from two newly formed inside sales teams. During the second half of 2010, we formed our North American inside sales team, which represented incremental costs of $1.0 million during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. During the first half of 2011, we formed our European inside sales team, which represented incremental costs of $0.7 million during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

Research and Development. Research and development expenses grew by approximately $3.6 million or 119.2% during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The increase was attributable to higher personnel costs of $2.2 million (including a $0.1 million increase in stock-based compensation) as a result of the increase in our headcount in research and development, including $0.5 million due to changes in the value of the Swedish kronor as the vast majority of our research and development staff is based in Lund, Sweden, and an increase in other expenses such as facilities and travel related to a larger research and development function of $1.4 million.
General and Administrative. General and administrative expenses were $17.1 million for the three months ended June 30, 2011 compared to $8.8 million for the three months ended June 30, 2010, an increase of $8.3 million, or 94.2%. This increase was due to other general and administrative costs of $2.6 million, primarily professional fees, such as legal and information technology consulting, as we expand our infrastructure to support anticipated global growth. We incurred $2.2 million in lease termination costs relating to our previous facility in Lund, Sweden during the three months ended June 30, 2011. We had an increase in personnel costs of $1.8 million (including a $0.5 million increase in stock-based compensation) to build out our corporate level functions to support anticipated global growth and meet the demands and compliance responsibilities of a U.S. public company. This increase was also due to a $0.9 million increase in public company costs, such as accounting and legal fees and directors and officers insurance and an increase in facility and infrastructure costs of $0.6 million to support international expansion in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. In addition, we had an increase of $0.2 million in travel expenses primarily related to an increase in headcount.
Other Income (Expense), net. Other income was $0.4 million for the three months ended June 30, 2011 compared to expense of $0.9 million for the three months ended June 30, 2010. During the three months ended June 30, 2011, we had foreign exchange gains of $0.4 million. During the three months ended June 30, 2010, we had expense due to the change in the fair value of stock warrants of $1.4 million and net interest expense of $0.2 million. These expenses were offset by foreign exchange gains and other income of $0.7 million. The change in the fair value of stock warrants decreased due to the reclassification of the warrant liability to additional paid-in-capital upon the effectiveness of our IPO in July 2010. Net interest expense decreased primarily due to the repayment in full of the principal, accrued interest and prepayment penalty of our previously outstanding note payable balance in July 2010.
(Provision) Benefit for Income Taxes. The effective tax rate for the three months ended June 30, 2011 was a benefit of 32.5% compared to a provision of 28.0% in the prior-year period. Our (provision) benefit for income taxes was based on our estimated annual effective tax rate adjusted for the recognition of discrete items. Our estimated annual effective tax rate principally includes the U.S. federal statutory rate, state income taxes and the impact of foreign income taxed at different rates. We operate in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting our income (loss) and the applicable tax rate in the various locations where we operate.
Comparison of the Six Months Ended June 30, 2011 and 2010
Revenue
The following table sets forth revenue by source:

	Six Months Ended June 30,
	2011		2010
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue	Period to Period Change
	(unaudited)
	(dollars in thousands)

Revenue:
License revenue	$83,214	60.7%	$58,766	61.9%	$24,448	41.6%
Maintenance revenue	41,157	30.0%	26,588	28.0%	14,569	54.8%
Professional services revenue	12,690	9.3%	9,541	10.1%	3,149	33.0%

Total revenue	$137,061	100.0%	$94,895	100.0%	$42,166	44.4%

Revenue was $137.1 million for the six months ended June 30, 2011 compared to $94.9 million for the six months ended June 30, 2010, an increase of $42.2 million, or 44.4%. All territories reported strong revenue growth, particularly the Americas (includes North America and South America), Nordic region (includes Sweden, Denmark, Finland and Norway), the German region (includes Germany, Austria and Switzerland) and the United Kingdom, which grew by 52%, 33%, 35% and 44% and contributed an incremental $29.3 million in total revenue. License revenue grew by approximately $24.5 million, or 41.6%. There was no material change in the pricing for our product during the six months ended June 30, 2011. Revenue growth was achieved primarily due to volume growth as more customers acquired our product for the first time, along with additional license purchases by our existing customers. In addition, we closed 186 contracts that had total license and first year’s maintenance exceeding $100,000, compared to 129 contracts for the same period last year. Amounts invoiced to existing customers during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 represented a larger share of total billings, approximately 66%, resulting from our “land and expand” sales strategy. Billings from our indirect partner channel for license and first year maintenance were 54% of total license and first year maintenance billings for the six months ended June 30, 2011. Maintenance revenues grew by approximately 54.8% in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 driven by annual maintenance renewal rates of greater than 85%. Professional services revenue grew by 33.0% in the six months ended June 30, 2011 compared to the six months ended June 30, 2010 due to growth in consulting and training revenue, resulting from an increase in our customer base. The revenue growth in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 may not be indicative of our future revenue growth, if any.
Cost of Revenue and Gross Profit
The following table sets forth cost of revenue and gross profit for each revenue source:

	Six Months Ended June 30,
	2011		2010
		Percentage of		Percentage of
	Amount	Related Revenue	Amount	Related Revenue	Period to Period Change
	(unaudited)
	(dollars in thousands)

Cost of Revenue:
Cost of license revenue	$1,692	2.0%	$1,857	3.2%	$(165)	-8.9%
Cost of maintenance revenue	3,238	7.9%	1,708	6.4%	1,530	89.6%
Cost of professional services revenue	11,325	89.2%	6,466	67.8%	4,859	75.1%

Total cost of revenue	$16,255	11.9%	$10,031	10.6%	$6,224	62.0%

Gross Profit:
License revenue	$81,522	98.0%	$56,909	96.8%	$24,613	43.2%
Maintenance revenue	37,919	92.1%	24,880	93.6%	13,039	52.4%
Professional services revenue	1,365	10.8%	3,075	32.2%	(1,710)	-55.6%

Total gross profit	$120,806	88.1%	$84,864	89.4%	$35,942	42.4%

Cost of revenue was $16.3 million for the six months ended June 30, 2011 compared to $10.0 million for the six months ended June 30, 2010, an increase of $6.3 million, or 62.0%. Cost of license revenue largely consists of referral fees paid to third parties in connection with software license sales. Referral fees decreased $0.2 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. Cost of maintenance revenue increased $1.5 million for the six months ended June 30, 2011 as compared to same period in 2010. In anticipation of continued growth in our current customer base, we increased headcount in our support organization which increased personnel costs by $1.3 million (including a $0.2 million increase in stock-based compensation) for the six months ended June 30, 2011 as compared to the same period in 2010. In addition, other cost of maintenance revenue increased $0.2 million for the six months ended June 30, 2011 as compared to the same period in 2010. Cost of professional services revenue increased by $4.9 million in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 largely due to increased personnel costs of $1.9 million, increased consulting and other cost of professional services of $2.4 million, increased travel expenses of $0.3 million and increased facility and infrastructure costs of $0.3 million to support international expansion. The decrease in our gross margin during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 may not be indicative of our future gross margin.

Operating Expenses
The following table sets forth operating expenses as a percentage of revenue:

	Six Months Ended June 30,
	2011		2010
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue	Period to Period Change
	(unaudited)
	(dollars in thousands)

Operating expenses:
Sales and marketing	$83,065	60.6%	$53,164	56.0%	$29,901	56.2%
Research and development	11,843	8.6%	5,644	5.9%	6,199	109.8%
General and administrative	34,508	25.2%	18,206	19.2%	16,302	89.5%

Total operating expenses	$129,416	94.4%	$77,014	81.2%	$52,402	68.0%

Sales and Marketing. Sales and marketing expenses increased $29.9 million, or 56.2% in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 reflecting increased personnel costs related to higher employee headcount and variable compensation resulting from increased license revenue. The increase in sales and marketing expenses was primarily attributable to an increase in personnel and commission costs of $19.9 million (including a $1.4 million increase in stock-based compensation) for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. We had an increase in marketing costs of $4.2 million during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. This increase in marketing costs included $1.0 million for our annual partner event, Qonnections. In addition, we had an increase in travel expenses of $2.4 million, an increase in consulting and other sales and marketing costs of $2.4 million and an increase in facility and infrastructure costs of $1.0 million to support international expansion. The total increase in sales and marketing expense includes $2.3 million from two newly formed inside sales teams. During the second half of 2010, we formed our North American inside sales team, which represented incremental costs of $1.6 million during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. During the first half of 2011, we formed our European inside sales team, which represented incremental costs of $0.7 million during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.
Research and Development. Research and development expenses grew by approximately $6.2 million or 109.8% during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The increase was attributable to higher personnel costs of $4.0 million (including a $0.1 million increase in stock-based compensation) as a result of the increase in our headcount in research and development, including 0.7 million due to changes in the value of the Swedish kronor as the vast majority of our research and development staff is based in Lund, Sweden, and an increase in other expenses such as facilities and travel related to a larger research and development function of $2.2 million.
General and Administrative. General and administrative expenses were $34.5 million for the six months ended June 30, 2011 compared to $18.2 million for the six months ended June 30, 2010, an increase of $16.3 million, or 89.5%. This increase was due to other general and administrative costs of $5.6 million, primarily professional fees, such as legal and information technology consulting, as we expand our infrastructure to support anticipated global growth. We had an increase in personnel costs of $4.2 million (including a $0.8 million increase in stock-based compensation) to build out our corporate level functions to support anticipated global growth and meet the demands and compliance responsibilities of a U.S. public company. This increase was also due to $2.2 million in lease termination costs relating to our previous facility in Lund, Sweden. In addition, we had an increase in public company costs, such as accounting and legal fees and directors and officers insurance, of $1.8 million, an increase in travel expenses of $1.7 million primarily related to our annual employee summit and an increase in other facility and infrastructure costs of $0.8 million to support international expansion.
Other Expense, net. Other expense was $1.0 million for the six months ended June 30, 2011 compared to expense of $3.1 million for the six months ended June 30, 2010. During the six months ended June 30, 2011, we had foreign exchange losses and other expenses of $1.1 million offset by net interest income of $0.1 million. During the six months ended June 30, 2010, we had expense due to the change in the fair value of stock warrants of $2.0 million, foreign exchange losses and other expenses of $0.7 million, and net interest expense of $0.4 million. The change in the fair value of stock warrants decreased due to the reclassification of the warrant liability to additional paid-in-capital upon the effectiveness of our IPO in July 2010. Net interest expense decreased primarily due to the repayment in full of the principal, accrued interest and prepayment penalty of our previously outstanding note payable balance in July 2010.
(Provision) Benefit for Income Taxes. The effective tax rate for the six months ended June 30, 2011 was a benefit of 30.2% compared to a provision of 28.0% in the prior-year period. Our (provision) benefit for income taxes was based on our estimated annual effective tax rate adjusted for the recognition of discrete items. Our estimated annual effective tax rate principally includes the U.S. federal statutory rate, state income taxes and the impact of foreign income taxed at different rates. We operate in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting our income (loss) and the applicable tax rate in the various locations where we operate.

Seasonality
Our quarterly results reflect seasonality in the sale of our products and services. Historically, a pattern of increased license sales in the fourth quarter has positively impacted sales activity in that period which can make it difficult to achieve sequential revenue growth in the first quarter. In addition, our European operations occasionally provide lower revenues in the summer months because of the generally reduced level of economic activity in Europe during those months. Similarly, our gross margins and operating income have been affected by these historical trends because the majority of our expenses are relatively fixed in the near-term. The timing of revenues in relation to our expenses, much of which does not vary directly with revenue, has an impact on the cost of revenue, sales and marketing expense, research and development expense, and general and administrative expense as a percentage of revenue in each calendar quarter during the year. The majority of our expenses are personnel-related and include salaries, stock-based compensation, benefits, and incentive-based compensation plan expenses. As a result, we have not experienced significant seasonal fluctuations in the timing of expenses from period to period, other than an increase in general and administrative expenses during the first quarter of each year as a result of our annual employee summit and an increase in sales and marketing expenses in the second quarter of each year due to our annual partner event. On a quarterly basis, we have usually generated the majority of our revenues in the final month of each quarter and a significant amount in the last two weeks of a quarter. We believe this is due to customer buying patterns typical in this industry. Although these seasonal factors are common in the technology sector, historical patterns should not be considered a reliable indicator of our future sales activity or performance.
Liquidity and Capital Resources
Since our inception, we have financed our operations through the sale of preferred stock and common stock, cash flows generated by operations and borrowings under debt instruments. As of June 30, 2011, we had cash and cash equivalents totaling $174.5 million, net accounts receivable of $70.9 million and $152.5 million of working capital. As of June 30, 2011, we had $52.8 million of our total cash and cash equivalents in banking institutions outside of the U.S.
We believe that our existing cash and cash equivalents and our cash flow from operations will be sufficient to fund our operations and our capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new software products and enhancements to existing software products and the continuing market acceptance of our software offerings. We may from time to time enter into agreements, arrangements or letters of intent regarding potential investments in, or acquisitions of, complementary businesses, applications or technologies. If we enter into these types of arrangements, it could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
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
The following table shows selected balance sheet data as well as our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	June 30,	December 31,
	2011	2010
	(unaudited)
	(dollars in thousands)

Cash and cash equivalents	$174,503	$158,712
Accounts receivable, net	70,946	85,364
Deferred revenue	54,941	50,024
Working capital	152,512	149,069

	Six Months Ended June 30
	2011	2010
	(unaudited)
	(dollars in thousands)

Cash flow activities
Net cash provided by operating activities	$12,157	$17,387
Net cash used in investing activities	(5,318)	(881)
Net cash provided by (used in) financing activities	6,127	(2,472)

Cash and Cash Equivalents
Our cash and cash equivalents at June 30, 2011 were held for working capital purposes and were invested primarily in bank deposits and money market accounts having less than 90 day maturities. We do not enter into investments for trading or speculative purposes. These balances could be impacted if the underlying depository institutions or the guarantors fail or could be subject to adverse conditions in the financial markets. We can provide no assurances that access to our funds will not be impacted by adverse conditions in the financial markets.
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
Cash Flows
Operating Activities
Net cash provided by operating activities was $12.2 million for the six months ended June 30, 2011. We incurred non-cash expenses totaling $4.2 million for the six months ended June 30, 2011. Non-cash expenses primarily consisted of stock-based compensation expense, provisions for bad debt, unrealized foreign currency gains and losses, and depreciation and amortization expense.
The change in certain assets and liabilities resulted in a net source of cash of $14.7 million for the six months ended June 30, 2011. Net cash provided by operating activities is driven by sales of our products. Collection of accounts receivable from the product sales is a significant component of our cash flows from operating activities, as is the change in deferred revenue related to these sales. In addition, net cash provided by operating activities reflects income tax payments made of $11.9 million.
Net cash provided by operating activities was $17.4 million for the six months ended June 30, 2010. We incurred non-cash expenses totaling $4.6 million for the six months ended June 30, 2010. Non-cash expenses primarily consisted of stock-based compensation expense, provisions for bad debt, change in the fair value of warrants, unrealized foreign currency gains and losses, and depreciation and amortization expense.
The change in certain assets and liabilities resulted in a net source of cash of $9.4 million for the six months ended June 30, 2010. Net cash provided by operating activities is driven by sales of our software offerings. Collection of accounts receivable from the sales of our software offerings is a significant component of our cash flows from operating activities, as is the change in deferred revenue related to these sales. In addition, net cash provided by operating activities includes income tax payments made of $0.8 million.
Investing Activities
Net cash used in investing activities was $5.3 million for the six months ended June 30, 2011. Cash used in investing activities for the six months ended June 30, 2011 was primarily for capital expenditures of $5.1 million related to leasehold improvements and computer equipment as we continued to expand our infrastructure and workforce. In addition, we paid out $0.2 million for the achievement of certain financial targets related to the acquisition of Syllogic Corporation in January 2010.
Net cash used in investing activities was $0.9 million for the six months ended June 30, 2010. Cash used in investing activities for the six months ended June 30, 2010 was primarily for capital expenditures of $1.1 million related to property and equipment as we expanded our infrastructure and workforce. These capital expenditures were offset by the acquisition of Syllogic Corporation in January 2010, which resulted in a source of cash of approximately $0.2 million.
Financing Activities
Net cash provided by financing activities was $6.1 million for the six months ended June 30, 2011. Net cash provided by financing activities resulted from the proceeds from the exercise of common stock options during such period.
Net cash used in financing activities was $2.5 million for the six months ended June 30, 2010. Net cash used in financing activities for the six months ended June 30, 2010 was due to payments under our then outstanding long-term note payable arrangement of $2.1 million, payment of deferred offering costs of $1.8 million and payments under our then outstanding line of credit of $0.2 million. These were offset by proceeds from the exercise of common stock option of $0.9 million, an excess tax benefit from stock-based compensation of $0.6 million and proceeds from the issuance of options to purchase common stock of $0.1 million.

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
For the three and six months ended June 30, 2011 and 2010, Non-GAAP operating income (loss) is determined by taking income or loss from operations and adding back non-cash stock-based compensation expense, employer payroll taxes related to stock transactions and lease termination costs. Non-GAAP net income (loss) is determined by taking pre-tax income or loss and adding back non-cash stock-based compensation expense and employer payroll taxes on stock transactions, and the result is tax affected at an estimated 32% tax rate.
The following is a reconciliation of Non-GAAP income (loss) from operations, Non-GAAP net income (loss) and Non-GAAP income (loss) per share to the most comparable U.S. GAAP measure for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
	(dollars in thousands)		(dollars in thousands)

Reconciliation of Non-GAAP income (loss) from operations:
GAAP income (loss) from operations	$(3,601)	$5,841	$(8,610)	$7,850
Stock-based compensation expense	2,000	549	3,500	1,049
Employer payroll taxes on stock transactions	810	—	1,800	—
Lease termination costs	2,236	—	2,236	—

Non-GAAP income (loss) from operations	$1,445	$6,390	$(1,074)	$8,899

Reconciliation of Non-GAAP net income (loss):
GAAP net income (loss)	$(2,170)	$3,538	$(6,743)	$3,419
Stock-based compensation expense	2,000	549	3,500	1,049
Employer payroll taxes on stock transactions	810	—	1,800	—
Lease termination costs	2,236	—	2,236	—
Income tax adjustment (1)	(1,630)	(374)	(2,239)	(527)

Non-GAAP net income (loss)	$1,246	$3,713	$(1,446)	$3,941

Reconciliation of Non-GAAP income (loss) per share:
Non-GAAP net income (loss) per common share — basic	$0.02	$0.05	$(0.02)	$0.05

Non-GAAP net income (loss) per common share — diluted	$0.01	$0.04	$(0.02)	$0.05

GAAP net income (loss) per common share — basic	$(0.03)	$0.02	$(0.08)	$0.02

GAAP net income (loss) per common share — diluted	$(0.03)	$0.02	$(0.08)	$0.02

Non-GAAP weighted average number of common shares outstanding — basic (2)	81,724,971	76,823,425	80,486,401	76,636,507

Non-GAAP weighted average number of common shares outstanding — diluted (2)	86,807,408	84,313,393	80,486,401	83,752,094

GAAP weighted average number of common shares outstanding — basic	81,724,971	17,222,001	80,486,401	17,035,083

GAAP weighted average number of common shares outstanding — diluted	81,724,971	24,711,969	80,486,401	24,150,670

(1)	Income tax adjustment is used to adjust the U.S. GAAP benefit for income taxes to a Non-GAAP (provision) benefit for income taxes utilizing an estimated tax rate of 32%.

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

In December 2010, we entered into a transfer agreement (the “Transfer Agreement”) with Sony Ericsson Mobile Communications AB (“SEMC”) relating to the transfer by SEMC to us of certain rental lease agreements for approximately 11,253 square meters of office space and designated parking spaces located in the Ideon Science Park in Lund, Sweden (the “Property”). Pursuant to the Transfer Agreement, effective as of January 1, 2011 we assumed the rights and obligations of SEMC under two separate lease agreements, as amended and/or supplemented (the “Lease Agreements”), whereby SEMC leased the Property from Fastighets AB Remulus Lund 3 (the “Property Owner”). We believe the Property will serve as our primary research and development center. The Lease Agreements were set to expire on October 31, 2013 and October 31, 2016, respectively. Each Lease Agreement provided for automatic renewal upon expiration for additional three year terms unless written notice was provided by us to the Property Owner of our desire to not renew the applicable lease at least 12 months prior to the end of the respective term. The Lease Agreements provided for the payment of annual base rent in the amount of 21.6 million Swedish kronor (approximately $3.4 million based on an assumed exchange rate of approximately 0.16 as of June 30, 2011), subject to annual increases. In addition to the base rent, we were required to pay to the Property Owner certain operating expenses and other fees in accordance with the terms of the Lease Agreements. The Lease Agreements also contained customary representations and covenants regarding occupancy, maintenance and care of the Property.
In consideration for our assumption of SEMC’s obligations under the Lease Agreements, SEMC has agreed to pay us 26.0 million Swedish kronor (approximately $4.1 million based on an assumed exchange rate of approximately 0.16 as of June 30, 2011), exclusive of value added tax, which will be offset by 7.3 million Swedish kronor (approximately $1.2 million based on an assumed exchange rate of approximately 0.16 as of June 30, 2011), exclusive of value added tax, which we have agreed to pay SEMC for certain personal property, furniture and fixtures located at the Property. The net amount of 18.7 million (approximately $2.9 million based on an assumed exchange rate of approximately 0.16 as of June 30, 2011) was received from SEMC in July 2011.
In May 2011, the Company began to occupy the Property in Lund, Sweden, and simultaneously ceased use of its previous leased facility in Lund. In July 2011, the Company reached an agreement with the landlord of the previous leased facility to allow the Company to terminate the lease agreement in exchange for a lease termination fee of 9.5 million Swedish kronor (approximately $1.5 million based on an assumed exchanged rate of 0.16 as of June 30, 2011). This lease termination fee is payable no later than September 30, 2011, and is included in accrued expenses on the Company’s unaudited consolidated balance sheet as of June 30, 2011. In addition to the lease termination fee, the Company incurred $0.4 million in rent charges following its abandonment of the previous leased facility as well as an impairment charge of $0.3 million related to the write-off of leasehold improvements from the previous leased facility. These items resulted in aggregate lease termination costs of $2.2 million and are recorded in general and administrative expenses in the accompanying unaudited consolidated statement of operations for the three and six months ended June 30, 2011.
On June 23, 2011, we entered into two new lease agreements with the Property Owner (the “New Lease Agreements”) for the Property which supersede and replace in their entirety the Lease Agreements. Both New Lease Agreements expire on April 30, 2019. Each New Lease Agreement will automatically renew upon expiration for additional three year terms unless either party provides written notice to the other of such party’s desire to not renew the applicable lease at least 12 months prior to the end of the respective term. The New Lease Agreements provide for the payment of annual base rent in the amount of 20,797,726 Swedish kronor (approximately $3.3 million based on an assumed exchange rate of approximately 0.16 as of June 30, 2011), subject to annual increases. In addition to the base rent, we are required to pay the Property Owner certain operating expenses and other fees in accordance with the terms of the New Lease Agreements. The New Lease Agreements contain customary representations and covenants regarding occupancy, maintenance and care of the Property.
We had no off-balance sheet arrangements, as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K, as of June 30, 2011 and 2010.
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
Interest Rate Sensitivity
We had cash and cash equivalents of $174.5 million at June 30, 2011 and $158.7 million at December 31, 2010. We held these amounts primarily in cash or money market funds.
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
Foreign exchange risk exposures arise from transactions denominated in a currency other than our functional currency and from foreign denominated revenue and profit translated into U.S. dollars. Approximately 69% and 70% of our operating revenues were denominated in currencies other than the U.S. dollar for the six months ended June 30, 2011 and 2010. The principal foreign currencies in which we conduct business are the Swedish kronor, the British pound and the euro. The translation of currencies in which we operate into the U.S. dollar may affect consolidated revenues and gross profit margins as expressed in U.S. dollars. A weakening of the U.S. dollar versus other currencies in which we operate may increase our consolidated revenues and operating expenses while the strengthening of the U.S. dollars versus these currencies may have an opposite effect on our consolidated results expressed in U.S. dollars.
Item 4. Controls and Procedures
Evaluation of Disclosure and Control Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d and 15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information require to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriated to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act) occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may become involved in routine legal proceedings in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, operating results, financial condition or cash flows.
Our intellectual property is an essential element of our business. We own registered trademarks for the “Qlik” and “QlikView” name. We rely on a combination of copyright, trademark, trade dress and trade secrecy laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights both domestically and abroad. These laws, procedures and restrictions provide only limited protection. As of June 30, 2011, we had three issued U.S. patents and had a pending U.S. patent. In addition, we had 19 issued and six pending foreign patents. Any future patents issued to us may be challenged, invalidated or circumvented. Any patents that might be issued in the future, with respect to pending or future patent applications may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. We endeavor to enter into agreements with our employees and contractors and with parties with whom we do business in order to limit access to and disclosure of our proprietary information.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
In the three months ended June 30, 2011, we issued 60,560 shares of unregistered common stock for an aggregate purchase price of $0.1 million upon the exercise of previously granted common stock options. The securities described in this paragraph were issued pursuant to written compensatory plans or arrangements with our employees, directors, and consultants in reliance on the exemptions provided by either Section 4(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act. All securities described in this paragraph are deemed restricted securities for purposes of the Securities Act. The instruments representing such issued securities included appropriate legends setting forth that the securities had not been registered and the applicable restrictions on transfer.
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. REMOVED AND RESERVED
ITEM 5. OTHER INFORMATION
On July 14, 2011, Alexander Ott resigned as a member of the Audit Committee of our Board of Directors. On the same day, our Board of Directors appointed John Burris, a then current member of our Board of Directors, as a member of the Audit Committee.

ITEM 6. EXHIBITS
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit
Number		Description of Document

10.21	D†*	Form of Notice of Swedish Maximum Value Stock Settled Stock Appreciation and Award Agreement under the 2010 Omnibus Equity Incentive Plan

10.21	E†*	Form of Notice of Employee Stock Unit Award and Award Agreement under 2010 Omnibus Equity Incentive Plan

10.43		Translation of Lease Agreements dated June 23, 2011 between QlikTech International AB and Fastighets AB Remulus Lund 3

10.44		Third Amendment to Lease dated as of November 23, 2010 by and between Radnor Properties — SDC, L.P. and the Registrant

31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101		Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2011, furnished in XBRL (eXtensible Business Reporting Language)).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 5, 2011.

QLIK TECHNOLOGIES INC.
By:	/s/ LARS BJÖRK
Lars Björk
President, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ WILLIAM G. SORENSON
William G. Sorenson
Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number		Description of Document

10.21	D†*	Form of Notice of Swedish Maximum Value Stock Settled Stock Appreciation and Award Agreement under the 2010 Omnibus Equity Incentive Plan

10.21	E†*	Form of Notice of Employee Stock Unit Award and Award Agreement under 2010 Omnibus Equity Incentive Plan

10.43		Translation of Lease Agreements dated June 23, 2011 between QlikTech International AB and Fastighets AB Remulus Lund 3

10.44		Third Amendment to Lease dated as of November 23, 2010 by and between Radnor Properties — SDC, L.P. and the Registrant

31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101		Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2011, furnished in XBRL (eXtensible Business Reporting Language)).

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