Form 10-Q
period 2011-09-30
QLIK TECHNOLOGIES INC
filed 2011-11-03
CIK 1305294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2011, there were 83,614,675 shares of the registrant’s common stock issued and outstanding.

ii

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
QLIK TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$170,117	$158,712
Accounts receivable, net of allowance for doubtful accounts of $898 and $807, respectively	72,259	85,364
Prepaid expenses and other current assets	12,011	7,107
Deferred income taxes	527	527

Total current assets	254,914	251,710

Property and equipment, net	10,391	4,399
Intangible assets, net	253	388
Goodwill	2,876	2,746
Deferred income taxes	4,248	4,248
Deposits and other noncurrent assets	1,670	1,573

Total assets	$274,352	$265,064

Liabilities and stockholders’ equity
Current liabilities:
Line of credit, net	$195	$—
Accounts payable	4,903	5,627
Deferred revenue	52,620	50,024
Accrued payroll and other related costs	24,495	25,262
Accrued expenses	17,096	21,391
Deferred income taxes	337	337

Total current liabilities	99,646	102,641

Long-term liabilities:
Deferred income taxes	48	48
Other long-term liabilities	7,080	3,185

Total liabilities	106,774	105,874

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 authorized, none issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized; 83,495,603 shares issued and outstanding at September 30, 2011 and 78,752,390 shares issued and outstanding at December 31, 2010	8	8
Additional paid-in-capital	171,515	157,928
(Accumulated deficit) retained earnings	(4,335)	133
Accumulated other comprehensive income	390	1,121

Total stockholders’ equity	167,578	159,190

Total liabilities and stockholders’ equity	$274,352	$265,064

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QLIK TECHNOLOGIES INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
License revenue	$45,537	$30,139	$128,751	$88,905
Maintenance revenue	22,991	14,972	64,148	41,560
Professional services revenue	6,976	5,157	19,666	14,698

Total revenue	75,504	50,268	212,565	145,163

Cost of revenue:
License revenue	918	711	2,610	2,568
Maintenance revenue	1,678	965	4,916	2,673
Professional services revenue	5,863	4,458	17,188	10,924

Total cost of revenue	8,459	6,134	24,714	16,165

Gross profit	67,045	44,134	187,851	128,998

Operating expenses:
Sales and marketing	41,852	28,546	124,917	81,710
Research and development	6,427	3,137	18,270	8,781
General and administrative	16,709	9,289	51,217	27,495

Total operating expenses	64,988	40,972	194,404	117,986

Income (loss) from operations	2,057	3,162	(6,553)	11,012

Other income (expense), net:
Interest income (expense), net	86	(137)	146	(580)
Change in fair value of warrants	—	—	—	(1,962)
Foreign exchange gain (loss) and other income (expense), net	761	(3,270)	(352)	(3,967)

Total other income (expense), net	847	(3,407)	(206)	(6,509)

Income (loss) before (provision) benefit for income taxes	2,904	(245)	(6,759)	4,503
(Provision) benefit for income taxes	(629)	(266)	2,291	(1,595)

Net income (loss)	$2,275	$(511)	$(4,468)	$2,908

Net income (loss) per common share:
Basic	$0.03	$(0.01)	$(0.05)	$0.01
Diluted	$0.03	$(0.01)	$(0.05)	$0.01

Weighted average number of common shares:
Basic	83,171,163	68,074,996	81,391,156	34,235,347
Diluted	87,634,196	68,074,996	81,391,156	41,446,016
The accompanying notes are an integral part of these unaudited consolidated financial statements.

QLIK TECHNOLOGIES INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net income (loss)	$(4,468)	$2,908
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,017	1,203
Stock-based compensation expense	6,359	1,917
Excess tax benefit from stock-based compensation	—	(329)
Other non-cash items	(497)	2,854
Change in fair value of warrants	—	1,962
Changes in assets and liabilities:
Accounts receivable	13,873	14,217
Prepaid expenses and other assets	(4,416)	(1,203)
Deferred revenue	2,060	1,933
Accounts payable and other liabilities	(3,934)	(2,292)

Net cash provided by operating activities	10,994	23,170

Cash flows from investing activities
Purchase of property and equipment	(6,473)	(1,805)
Acquisition, net of cash acquired	(179)	193

Net cash used in investing activities	(6,652)	(1,612)

Cash flows from financing activities
Proceeds from public offering, net of underwriters’ discount and offering costs	—	115,100
Proceeds from exercise and issuance of common stock options	7,228	1,111
Borrowings (payments) on line of credit and long-term debt, net	195	(7,621)
Excess tax benefit on stock-based compensation	—	329

Net cash provided by financing activities	7,423	108,919
Effect of exchange rates on cash	(360)	925

Net increase in cash and cash equivalents	11,405	131,402
Cash and cash equivalents, beginning of period	158,712	24,852

Cash and cash equivalents, end of period	$170,117	$156,254

Supplemental cash flow information:
Cash paid during the period for interest	$58	$407

Cash paid during the period for income taxes	$12,952	$1,046

Non-cash investing activities:
Leasehold improvement allowance received under operating lease	$1,764	$—

Common stock issued for acquisition of business	$—	$622

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QLIK TECHNOLOGIES INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(1) Description of Business
Qlik Technologies Inc. (“We”, “QlikTech” or the “Company”) has pioneered a powerful, user-driven business intelligence solution that enables our customers to make better and faster business decisions. Our Business Discovery platform, QlikView, combines enterprise-class analytics and search functionality with the simplicity and ease-of-use found in office productivity software tools for a broad set of business users. Through its wholly owned subsidiaries, the Company sells software solutions that are powered by our in-memory associative search technology, which has utilized rapid advances in computing power to yield significant improvement in flexibility and performance at a lower cost than traditional business intelligence solutions.
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
Interim Financial Statements
The accompanying interim unaudited consolidated financial statements and related disclosures are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) on the same basis as the audited consolidated financial statements for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 16, 2011 and, in the opinion of management, include all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position and results of operations for the three and nine months ended September 30, 2011 and 2010 and cash flows for the nine months ended September 30, 2011 and 2010. The results of operations for the three and nine months ended September 30, 2011 and 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other future periods. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted under the Securities and Exchange Commission’s (“SEC”) rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2010. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and, therefore, do not include all information and footnotes required by U.S. GAAP for complete financial statements.
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
Comprehensive Income (Loss)
The Company classifies items of comprehensive income (loss) separately within stockholders’ equity. For the three and nine months ended September 30, 2011 and 2010, comprehensive income (loss) was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income (loss)	$2,275	$(511)	$(4,468)	$2,908
Foreign currency translation gain (loss)	(2,739)	3,868	(731)	3,228

Comprehensive income (loss)	$(464)	$3,357	$(5,199)	$6,136

Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, accounts receivable, other current assets, and accounts payable approximate fair value, due to their short-term nature.
Stock-Based Compensation
The Company recognizes the cost of stock-based compensation based on the fair value of those awards at the date of grant over the requisite service period. The Company uses the Black-Scholes-Merton (“Black-Scholes”) option pricing model to determine the fair value of common stock option awards. The fair value of a restricted stock unit is determined by using the fair value of the Company’s common stock on the date of grant. The estimated fair value of Maximum Value Stock-Settled Stock Appreciation Rights (“MVSSSARs”) is determined by utilizing a lattice model under the option pricing method. Stock-based compensation plans, related expenses and assumptions used in the Black-Scholes option pricing model are more fully described in Note 9 to these unaudited consolidated financial statements. The estimated fair value of stock-based compensation awards on the date of grant is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense is recorded within cost of revenue, sales and marketing, research and development and general and administrative expenses.
The following table sets forth the total stock-based compensation expense included in the unaudited consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Cost of revenue	$198	$47	$450	$99
Sales and marketing	1,459	424	3,387	992
Research and development	281	21	414	63
General and administrative	921	376	2,108	763

	$2,859	$868	$6,359	$1,917

Net Income (Loss) Attributable to Common Share
The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Basic net income (loss) per common share calculation:
Net income (loss)	$2,275	$(511)	$(4,468)	$2,908
Less: Undistributed earnings allocated to participating securities	—	—	—	(2,644)

Net income (loss) attributable to common shares	2,275	(511)	(4,468)	264
Weighted average common shares outstanding	83,171,163	68,074,996	81,391,156	34,235,347

Basic net income (loss) per share	$0.03	$(0.01)	$(0.05)	$0.01

Diluted net income (loss) per common share calculation:
Net income (loss)	$2,275	$(511)	$(4,468)	$2,908
Less: Undistributed earnings allocated to participating securities	—	—	—	(2,644)

Net income (loss) attributable to common shares	2,275	(511)	(4,468)	264
Weighted average shares used to compute basic net income (loss) per share	83,171,163	68,074,996	81,391,156	34,235,347
Effect of potentially dilutive securities:
Share-based awards	4,463,033	—	—	7,210,669

Weighted average shares used to compute diluted net income (loss) per share	87,634,196	68,074,996	81,391,156	41,446,016

Diluted net income (loss) per share	$0.03	$(0.01)	$(0.05)	$0.01

Diluted net income (loss) per common share for the periods presented does not reflect the following potential common shares as the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Common stock options	2,435,118	13,210,456	9,283,114	1,487,932
Restricted stock units	—	37,500	44,812	37,500
MVSSSARs	357,361	—	357,361	—

	2,792,479	13,247,956	9,685,287	1,525,432

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

In September 2011, the FASB issued an Accounting Standards Update that amends the accounting guidance on goodwill impairment testing. This update is intended to reduce complexity and costs by allowing companies the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The update also improves previous guidance by expanding upon the examples of events and circumstances that a company should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The update is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this update will not have a material impact on the consolidated financial statements.
(3) Acquisitions
On January 22, 2010, the Company completed its acquisition of Syllogic Corporation for total consideration of $1.1 million. The purchase price consisted of 120,000 shares of common stock valued at $0.6 million and contingent cash consideration of $0.5 million, which is estimated to be paid out over a four year period. The total maximum contingent cash consideration that could be paid pursuant to the agreement is $0.8 million. For the nine months ended September 30, 2011 and 2010, the Company paid $0.1 million and $0.1 million, respectively, based on achievement of certain financial targets.
(4) Goodwill and Other Intangible Assets
The cost of finite-lived intangible assets is amortized on a straight-line basis over their estimated useful lives. The estimated useful lives of these assets range from one to five years. Amortization of intangible assets was $0.1 million and $0.1 million for the three months ended September 30, 2011 and 2010, respectively. Amortization of intangible assets was $0.2 million and $0.2 million for the nine months ended September 30, 2011 and 2010, respectively. The estimated aggregate amortization expense for each of the succeeding years is as follows: de minimus for the remainder of 2011 and $0.2 million in 2012. The Company evaluates the useful lives of these assets on a periodic basis and tests for impairments whenever events or changes in circumstances occur that could impact the recoverability of these assets.
The change in goodwill in the unaudited consolidated balance sheet during the nine months ended September 30, 2011 was due to foreign currency translation.
(5) Fair Value Measurements
The Company evaluates assets and liabilities subject to fair value measurements on a recurring and nonrecurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company. The Company estimated the fair value of the Syllogic Corporation contingency using a probability-weighted discount cash flow model. The contingency is more fully described in Note 3 to these unaudited consolidated financial statements. This fair value was classified as Level 3 because it was based on significant observable inputs that are supported by little or no market activity and reflect our own assumptions. There were no material changes in fair value from December 31, 2010 to September 30, 2011.
Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill. These items are recognized at fair value when they are considered to be impaired. During the three and nine months ended September 30, 2011 and the year ended December 31, 2010, there were no fair value adjustments for assets and liabilities measured on a non-recurring basis.
(6) Line of Credit, net
On July 25, 2011, one of the Company’s subsidiaries, QlikTech India Pvt Ltd, executed a Working Capital Facility General Terms Agreement with JPMorgan Chase Bank N.A. (the “Lender”), which provides an overdraft facility for borrowings of up to 25.0 million Indian Rupees (“INR”) (approximately $0.5 million based on an assumed exchange rate of 0.02 as of September 30, 2011) for one year and is used for the purposes of funding working capital requirements. Borrowings under the overdraft facility bear interest at the Lender’s base rate (9.50% as of September 30, 2011) plus 2.75% and are payable on the last business day of each calendar month. As of September 30, 2011, the borrowings under the overdraft facility were approximately 9.6 million INR (approximately $0.2 million based on an assumed exchange rate of 0.02 as of September 30, 2011) and interest incurred was de minimus.
(7) (Provision) Benefit for Income Taxes
The effective tax rate for the three months ended September 30, 2011 was a provision of 21.7% compared to a provision of 108.6% in the prior-year period. The effective tax rate for the three months ended September 30, 2010 reflects the recognition of certain valuation allowances, a provision to return adjustment and a true up of the estimated annual effective tax rate during the period. The effective tax rate for the nine months ended September 30, 2011 was a benefit of 33.9% compared to a provision of 35.4% in the prior-year period. The Company’s (provision) benefit for income taxes was based on our estimated annual effective tax rate adjusted for the recognition of discrete items. The Company’s estimated annual effective tax rate principally includes the U.S. federal statutory rate, state income taxes and the impact of foreign income taxed at different rates. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s income (loss) and the applicable tax rate in the various locations where the Company operates.

(8) Business and Geographic Segment Information
The Company currently operates in one operating business segment, namely, the development, commercialization and implementation of software products and related services. The Company is managed and operated as one business. A single management team that reports to the chief operating decision maker comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities with respect to its products or product development. Accordingly, the Company views its business and manages its operations as one operating segment.
The following geographic data includes revenues generated by subsidiaries located within that geographic area. The Company’s revenues were generated in the following geographic regions for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

The Americas	$26,861	$15,683	$70,233	$44,205
Europe	41,974	30,689	123,979	89,850
Rest of world	6,669	3,896	18,353	11,108

	$75,504	$50,268	$212,565	$145,163

(9) Stock-Based Compensation
Common Stock Options
The following provides a summary of the common stock option activity for the Company for the nine months ended September 30, 2011:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual	Aggregrate
	Shares	Exercise Price	Term (Years)	Intrinsic Value

Outstanding as of January 1, 2011	12,053,445	$2.95	6.71
Granted	2,184,131	$25.96
Exercised	(4,705,713)	$1.56
Forfeited	(247,949)	$12.43

Outstanding as of September 30, 2011	9,283,914	$8.80	7.21	$128,521

Exercisable at September 30, 2011	4,481,572	$2.35	5.75	$86,490

Vested and expected to vest at September 30, 2011	8,726,842	$8.42	7.12	$115,282
The Company’s 2010 Equity Incentive Plan (“2010 Plan”) took effect on the effective date of the registration statement, July 16, 2010, for the Company’s initial public offering (“IPO”). The Company initially reserved 3,300,000 shares of its common stock for issuance under the 2010 Plan. The number of shares reserved for issuance under the 2010 Plan will be increased automatically on January 1st of each year, starting with 2011, by a number equal to the smallest of (i) 3,300,000 shares; (ii) 3.75% of the shares of common stock outstanding at that time; or (iii) a number of shares determined by the Company’s board of directors. In February 2011, the Board of Directors of the Company authorized an automatic increase to the 2010 Plan equal to 2,952,968 shares. As of September 30, 2011, there were 3,364,424 shares available for issuance under the 2010 Plan.
For the nine months ended September 30, 2011 and 2010, the Company issued common stock options exercisable for 2,184,131 and 1,539,150 shares, respectively, to employees and non-employee directors. The grant date weighted-average fair value per common stock option for the nine months ended September 30, 2011 and 2010 was $12.28 and $3.80, respectively.
Proceeds from the exercise of common stock options were $7.2 million and $1.0 million for the nine months ended September 30, 2011 and 2010, respectively. The total intrinsic value of common stock options exercised during the nine months ended September 30, 2011 and 2010 was $122.4 million and $5.7 million, respectively. For the nine months ended September 30, 2011, the Company has not recognized any excess tax benefits on stock options exercised. The excess tax benefit will be recorded to additional paid-in-capital when realized. The Company recognized an excess tax benefit on such exercises for the nine months ended September 30, 2010 of $0.3 million.

The assumptions used in the Black-Scholes option pricing model are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.1% – 1.9%	1.3% – 2.0%	1.1% – 2.7%	1.3% – 2.7%
Expected volatility	45.3% – 46.0%	48.8%	45.3% – 47.0%	48.7% – 50.2%
Expected life (in years)	6.25	6.25	6.25	6.25
Since the term of the Company’s historical stock data from its IPO in July 2010 is less than the expected life of the stock options, the Company uses a peer group volatility to estimate expected volatility in determining the fair value of its stock option grants. The peer group volatility is consistent with the expected life of the option and includes the historical volatility of the Company’s peer group. The peer group consists of companies that are similar in revenue size, are in the same industry or are competitors. The Company will continue to use the peer group volatility in future periods as the Company develops additional historical experience of its own stock price in relation to the expected life of the option. For the nine months ended September 30, 2011, the Company has not included its own stock price volatility in a blended volatility calculation; however, the historical volatility from the date of the Company’s IPO to the respective grant date approximates that of its peer group.
For the three months ended September 30, 2011 and 2010, the Company recorded stock-based compensation expenses of $2.5 million and $0.8 million, respectively, related to common stock option grants. For the nine months ended September 30, 2011 and 2010, the Company recorded stock-based compensation expenses of $5.7 million and $1.8 million, respectively, related to common stock option grants.
As of September 30, 2011, there was $27.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested employee and non-employee director common stock options.
During the three months ended September 30, 2011, the Company modified the terms and conditions of a stock option agreement in connection with the termination of a former employee. The modification results in $1.8 million of stock-based compensation expense, which will be recognized as the modified award vests over the 12 month period ending September 30, 2012.
Restricted Stock Units
The following provides a summary of the restricted stock unit activity for the Company as of the nine months ended September 30, 2011:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value

Outstanding as of January 1, 2011	40,820	$11.02
Granted	41,492	30.33
Vested	(37,500)	10.00
Forfeited	—	—

Unvested as of September 30, 2011	44,812	$29.75

Vested and expected to vest at September 30, 2011	44,812	$29.75
The Company grants restricted stock unit awards to its non-employee directors and employees under the provisions of the 2010 Plan. The cost of a restricted stock unit is determined using the fair value of the Company’s common stock on the date of grant. A restricted stock unit award entitles the holder to receive shares of the Company’s common stock as the award vests. Vesting may be based on length of service, the attainment of performance-based milestones, or a combination of both. Stock-based compensation expense is amortized on a straight-line basis over the vesting period.
For the nine months ended September 30, 2011, the Company granted restricted stock unit awards for an aggregate of 41,492 shares of common stock to its non-employee directors and employees having an aggregate value of $1.3 million. The value of a restricted stock unit award is determined based on the closing price of the Company’s stock price at the date of grant.
For the three months ended September 30, 2011 and 2010, the Company recorded stock-based compensation expenses of $0.2 million and $0.1 million, respectively, related to restricted stock unit awards. For the nine months ended September 30, 2011 and 2010, the Company recorded stock-based compensation expenses of $0.5 million and $0.1 million, respectively, related to restricted stock unit awards.

As of September 30, 2011, there was $1.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units. This amount will be amortized on a straight-line basis over the requisite service period related to the restricted unit grants.
Maximum Value Stock-Settled Stock Appreciation Rights
During the three months ended September 30, 2011, the Company began to grant MVSSSARs to its Swedish employees under the provisions of the 2010 Plan. MVSSSARs contain a predetermined cap on the maximum stock price at which point the instrument must be exercised. At exercise, employees holding MVSSSARs will receive shares of the Company’s common stock with a value equal to the difference between the exercise price and the then current market price per share of the Company’s common stock, subject to a predetermined cap. The exercise price of MVSSSARs is determined by using the last sales price of the Company’s common stock on the date of grant. Vesting is based on length of service. Stock-based compensation expense is amortized on a straight-line basis over the vesting period. The estimated fair value of MVSSSARs is determined by utilizing a lattice model under the option pricing method.
For the nine months ended September 30, 2011, the Company granted MVSSSARs for an aggregate of 357,361 shares of common stock to its employees having an aggregate value of $2.9 million. The grant date weighted-average fair value per MVSSSAR for the nine months ended September 30, 2011 was $8.13. During the nine months ended September 30, 2011, no MVSSSARs were forfeited.
For the three and nine months ended September 30, 2011, the Company recorded stock-based compensation expenses of $0.2 million related to MVSSSARs.
As of September 30, 2011, there was $2.7 million of total unrecognized compensation cost related to unvested MVSSSARs. This amount will be amortized on a straight-line basis over the requisite service period related to the MVSSSARs.
(10) Commitments and Contingencies
In May 2011, the Company began to occupy a new leased facility in Lund, Sweden, and simultaneously ceased use of its previous leased facility in Lund. In July 2011, the Company reached an agreement with the landlord of the previous leased facility to allow the Company to terminate the lease agreement in exchange for a lease termination fee of 9.5 million Swedish kronor (approximately $1.4 million based on an assumed exchanged rate of 0.15 as of September 30, 2011). This lease termination fee is included in accrued expenses on the Company’s unaudited consolidated balance sheet as of September 30, 2011. In addition to the lease termination fee, the Company incurred $0.4 million in rent charges following its abandonment of the previous leased facility as well as an impairment charge of $0.3 million related to the write-off of leasehold improvements from the previous leased facility. These items resulted in aggregate lease termination costs of $2.2 million and are recorded in general and administrative expenses in the accompanying unaudited consolidated statements of operations for the nine months ended September 30, 2011. In October 2011, the Company paid the lease termination fee.

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

•	Consolidated Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2011 and 2010.
•	Seasonality. This section discusses the seasonality in the sale of our products and services.

•
Liquidity and Capital Resources. This section provides an analysis of our cash flows for the nine months ended September 30, 2011 and 2010, a discussion of our capital requirements, and the resources available to us to meet those requirements.

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
Overview
We have pioneered a powerful, user-driven business intelligence solution that enables our customers to make better and faster business decisions. Our Business Discovery platform, QlikView, combines enterprise-class analytics and search functionality with the simplicity and ease-of-use found in office productivity software tools for a broad set of business users. QlikView is powered by our in-memory associative search technology, which has utilized rapid advances in computing power to yield significant improvement in flexibility and performance at a lower cost than traditional business intelligence solutions. We have grown our customer base from over 4,000 active customers in 2006 to approximately 22,000 active customers as of September 30, 2011 and increased our revenue at a 48% compound annual growth rate during the same period. We added an average of approximately 400 new customers per month during fiscal year 2010. Our solution addresses the needs of a diverse range of customers from middle market customers to large enterprises such as Autodesk, Campbell Soup Company, Colonial Life, The Dannon Company, Inc., Heidelberger Druckmaschinen AG, ING, Kraft foods, Lifetime Brands, Nasdaq OMX, National Health Service (NHS), Qualcomm, Symantec and Volvo Car UK Limited. We currently have customers in over 100 countries, and approximately 70% and 72% of our revenue for the three and nine months ended September 30, 2011, respectively, and approximately 75% of our revenue for the three and nine months ended September 30, 2010, respectively, were derived internationally.
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
We license QlikView under perpetual licenses which generally include one year of maintenance as part of the initial purchase price of the product. Our customers can renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. For the fiscal year ended December 31, 2010, our total revenue was comprised of 64% license revenue, 26% maintenance revenue, and 10% professional services revenue. For the nine months ended September 30, 2011, our total revenue was comprised of 61% license revenue, 30% maintenance revenue and 9% professional services revenue. We have a diversified distribution model that consists of a direct sales force and a partner network of resellers, OEM relationships and systems integrators which accounted for more than 50% of our total product license and first years’ maintenance billings during the three and nine months ended September 30, 2011 and 2010. Additionally, our online QlikCommunity provides us with a loyal and growing network of users who promote our software, provide support for other users and contribute valuable insights and feedback for our product development efforts.
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
Key Financial Metrics and Trends
Revenues
Our revenue is comprised of license, maintenance and professional services. We license our software under perpetual licenses which generally include one year of maintenance as part of the initial purchase price of the product. License revenue reflects the revenue recognized from sales of licenses to new customers and additional licenses to existing customers. Historically, the majority of our license revenues have come from new customers. However, going forward we seek to increase the contribution from existing customers based upon our “land and expand” sales strategy. Customers can renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. Current customers with maintenance agreements are entitled to receive unspecified upgrades and enhancements when and if they become available. We have experienced growth in maintenance revenue primarily due to increased license sales and growth in our customer base and high retention of those customers. In 2010 and for the nine months ended September 30, 2011, our maintenance renewal rates exceeded 85%. Professional services revenue is comprised of training, installation and other consulting revenues. Given the ease of implementation of our product and our relationship with our partners, professional services revenue for the nine months ended September 30, 2011 and 2010 was approximately 9% and 10%, respectively, of total revenue. We do not expect that proportion to change significantly during the near term. Prior to 2009, we generated the majority of sales through our direct sales channel rather than through our partner network. However, the contribution from our partner network continues to grow, and we anticipate that revenues from partners will continue to be more than 50% of total revenues. Given the size of the U.S. market and our current limited penetration there, we expect that the U.S. will represent our largest growth opportunity during the near term and will likely be an important contributor to future revenue growth. Due to the global diversity of our customer base, our results are impacted by movements in the currencies of the major territories in which we operate. The primary currencies impacting results are the U.S. dollar (our functional currency), the Swedish kronor, the euro and the British pound. Inflation and changing prices had no material effect on our sales, revenue or operating income (loss) from continuing operations during the three and nine months ended September 30, 2011 and 2010.
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
Sales and Marketing. Sales and marketing expenses primarily consist of personnel costs for our sales, marketing and business development employees and executives; commissions earned by our sales personnel; travel costs; facilities costs attributable to our sales and marketing personnel; the cost of marketing programs; the cost of employee training programs; and the cost of business development programs. We expect to continue to hire additional sales personnel in the U.S. and in our international locations for the remainder of 2011.

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
General and Administrative. General and administrative expenses primarily consist of personnel costs for our executive, finance, legal, human resources and administrative personnel, as well as the cost of facilities attributable to general and administrative operations, the cost of our annual employee summit, the cost of employee training programs, depreciation and amortization, legal, accounting, and other professional services fees and other corporate expenses. We incurred additional costs during the three and nine months ended September 30, 2011 and 2010 and expect to continue to incur higher costs associated with being a public company, including higher legal, directors’ and officers’ insurance and accounting expenses, as well as the additional costs of achieving and then maintaining compliance with Section 404 of the Sarbanes-Oxley Act and related regulations. We also expect that general and administrative expenses will continue to increase in absolute dollars because of our efforts to expand our international operations, but we believe over time general and administrative costs will decline as a percentage of revenues as we expect to derive greater efficiencies from our corporate infrastructure.
Stock-Based Compensation. Stock-based compensation expense is based on the fair value of those awards at the date of grant. We use the Black-Scholes-Merton (“Black-Scholes”) option pricing model to determine the fair value of common stock option awards. The fair value of a restricted stock unit is determined by using the fair value of the Company’s common stock on the date of grant. The estimated fair value of Maximum Value Stock-Settled Stock Appreciation Rights (“MVSSSARs”) is determined by utilizing a lattice model under the option pricing method. The estimated fair value of stock-based compensation awards on the date of grant is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense is recorded within cost of revenue, sales and marketing, research and development, and general and administrative expenses.
Other Income (Expense), net
Other income (expense), net primarily consists of net interest, foreign exchange gains (losses) and other income or expense. Net interest represents interest income received on our cash and cash equivalents and interest expense associated with outstanding debt. Foreign exchange gains (losses) relate to the business activities in foreign countries and the re-measurement of intercompany transactions denominated in currencies other than our functional reporting currency, the U.S. dollar. As a result of our business activities in foreign countries, we expect that foreign exchange gains (losses) will continue to occur due to fluctuations in exchange rates in the countries where we do business.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes primarily consists of corporate income taxes related to income (losses) at our U.S. and international subsidiaries. The provision (benefit) includes amounts for federal, state and foreign income taxes.
Impact of Foreign Currency Translation
Approximately 68% and 70% of our operating revenues for the nine months ended September 30, 2011 and 2010 were earned in foreign denominated currencies, including the Swedish kronor, euro and British pound. We expect that our exposure to foreign currency exchange risk will increase to the extent we are able to continue to expand our business internationally. For purposes of our consolidated financial statements, local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date and local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the reporting period. Foreign currency transaction gains (losses) have been reflected as a component of our results from net income (loss) and foreign currency translation gains (losses) have been included as a component of accumulated other comprehensive income (loss).
Our operating results for the three and nine months ended September 30, 2011 were negatively impacted by $0.1 million and $0.9 million, respectively, by the general weakening of the U.S. dollar relative to the euro, the British pound and the Swedish kronor.

Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with U.S. GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. We believe that these accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. Our significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2010 included in our Annual Report on Form 10-K, filed with the SEC on March 16, 2011. Since the date of those financial statements, there have been no material changes to our critical accounting policies and use of estimates.
Consolidated Results of Operations
Comparison of the Three Months Ended September 30, 2011 and 2010
Revenue
The following table sets forth revenue by source:

	Three Months Ended September 30,
	2011		2010
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue	Period to Period Change
	(unaudited)
	(dollars in thousands)

Revenue:
License revenue	$45,537	60.3%	$30,139	59.9%	$15,398	51.1%
Maintenance revenue	22,991	30.5%	14,972	29.8%	8,019	53.6%
Professional services revenue	6,976	9.2%	5,157	10.3%	1,819	35.3%

Total revenue	$75,504	100.0%	$50,268	100.0%	$25,236	50.2%

Revenue was $75.5 million for the three months ended September 30, 2011 compared to $50.3 million for the three months ended September 30, 2010, an increase of $25.2 million, or 50.2%. All territories reported strong revenue growth, particularly the Americas (includes North America and South America), the German region (includes Germany, Austria and Switzerland), the Nordic region (includes Sweden, Denmark, Finland and Norway), and France, which grew by 71%, 42%, 28% and 95% and contributed an incremental $18.5 million in total revenue. License revenue grew by approximately $15.4 million, or 51.1%. There was no material change in the pricing for our product during the three months ended September 30, 2011. Revenue growth was achieved primarily due to volume growth as more customers acquired our product for the first time, along with additional license purchases by our existing customers. In addition, during the three months ended September 30, 2011, we closed 105 contracts that had total license and first year’s maintenance exceeding $100,000, compared to 61 contracts for the same period last year. Amounts invoiced to existing customers during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 represented a larger share of total billings, approximately 69%, resulting from our “land and expand” sales strategy. Billings from our indirect partner channel for license and first year maintenance were 52% of total license and first year maintenance billings for the three months ended September 30, 2011. Maintenance revenues grew by approximately 53.6% in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 driven by annual maintenance renewal rates of greater than 85%. Professional services revenue grew by 35.3% in the three months ended September 30, 2011 compared to the three months ended September 30, 2010 due to growth in consulting and training revenue, resulting from an increase in our customer base. The revenue growth in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 may not be indicative of our future revenue growth, if any.

Cost of Revenue and Gross Profit
The following table sets forth cost of revenue and gross profit for each revenue source:

	Three Months Ended September 30,
	2011		2010
		Percentage of		Percentage of
		Related		Related
	Amount	Revenue	Amount	Revenue	Period to Period Change
	(unaudited)
	(dollars in thousands)

Cost of Revenue:
Cost of license revenue	$918	2.0%	$711	2.4%	$207	29.1%
Cost of maintenance revenue	1,678	7.3%	965	6.4%	713	73.9%
Cost of professional services revenue	5,863	84.0%	4,458	86.4%	1,405	31.5%

Total cost of revenue	$8,459	11.2%	$6,134	12.2%	$2,325	37.9%

Gross Profit:
License revenue	$44,619	98.0%	$29,428	97.6%	$15,191	51.6%
Maintenance revenue	21,313	92.7%	14,007	93.6%	7,306	52.2%
Professional services revenue	1,113	16.0%	699	13.6%	414	59.2%

Total gross profit	$67,045	88.8%	$44,134	87.8%	$22,911	51.9%

Cost of revenue was $8.4 million for the three months ended September 30, 2011 compared to $6.1 million for the three months ended September 30, 2010, an increase of $2.3 million, or 37.9%. Cost of license revenue largely consists of referral fees paid to third parties in connection with software license sales. Referral fees increased $0.1 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. Cost of maintenance revenue increased $0.7 million for the three months ended September 30, 2011 as compared to the same period in 2010. In anticipation of continued growth in our current customer base, we increased headcount in our support organization which increased personnel costs by $0.6 million (including a $0.1 million increase in stock-based compensation) for the three months ended September 30, 2011 as compared to the same period in 2010. In addition, other cost of maintenance revenue increased $0.1 million for the three months ended September 30, 2011 compared to the same period in 2010. Cost of professional services revenue increased by $1.4 million in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 largely due to increased consulting and other cost of professional services of $1.7 million offset by decreased personnel costs of $0.3 million (including a $0.1 million increase in stock-based compensation). The increase in our gross margin during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 may not be indicative of our future gross margin.
Operating Expenses
The following table sets forth operating expenses as a percentage of revenue:

	Three Months Ended September 30,
	2011		2010
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue	Period to Period Change
	(unaudited)
	(dollars in thousands)

Operating expenses:
Sales and marketing	$41,852	55.4%	$28,546	56.8%	$13,306	46.6%
Research and development	6,427	8.5%	3,137	6.2%	3,290	104.9%
General and administrative	16,709	22.1%	9,289	18.5%	7,420	79.9%

Total operating expenses	$64,988	86.1%	$40,972	81.5%	$24,016	58.6%

Sales and Marketing. Sales and marketing expenses increased $13.3 million, or 46.6% in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 reflecting increased personnel costs related to higher employee headcount and variable compensation resulting from increased license revenue. The increase in sales and marketing expenses was primarily attributable to an increase in personnel and commission costs of $9.6 million (including a $1.0 million increase in stock-based compensation) for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. We had an increase in travel expenses of $1.3 million during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. In addition, we had an increase in marketing costs of $1.1 million, an increase in facility and infrastructure costs of $0.7 million to support international expansion and an increase in consulting and other sales and marketing costs of $0.6 million. The total increase in sales and marketing expense includes $1.2 million from two inside sales teams. During the second half of 2010, we formed our North American inside sales team, which represented incremental costs of $0.6 million during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. During the first half of 2011, we formed our European inside sales team, which represented incremental costs of $0.6 million during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

Research and Development. Research and development expenses grew by approximately $3.3 million or 104.9% during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The increase was attributable to higher personnel costs of $2.3 million (including a $0.3 million increase in stock-based compensation) as a result of the increase in our headcount in research and development, including $0.3 million due to changes in the value of the Swedish kronor as the vast majority of our research and development staff is based in Lund, Sweden, and an increase in other expenses such as facilities and travel related to a larger research and development function of $1.0 million.
General and Administrative. General and administrative expenses were $16.7 million for the three months ended September 30, 2011 compared to $9.3 million for the three months ended September 30, 2010, an increase of $7.4 million, or 79.9%. This increase was due to other general and administrative costs of $4.1 million, primarily due to an increase in professional fees, such as legal and information technology consulting, as we expand our infrastructure to support anticipated global growth. We had an increase in personnel costs of $2.9 million (including a $0.5 million increase in stock-based compensation) to build out our corporate level functions to support anticipated global growth and meet the demands and compliance responsibilities of a U.S. public company. This increase was also due to an increase in facility and infrastructure costs of $0.4 million to support international expansion and a $0.3 million increase in public company costs, such as accounting and legal fees and directors and officers insurance in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. These increases were offset by a decrease of $0.3 million in travel expenses primarily related to less travel during the summer months.
Other Income (Expense), net. Other income was $0.8 million for the three months ended September 30, 2011 compared to expense of $3.4 million for the three months ended September 30, 2010. During the three months ended September 30, 2011, we had foreign exchange gains of $0.7 million and net interest income of $0.1 million. During the three months ended September 30, 2010, we had a foreign exchange loss and other expenses of $3.3 million and net interest expense of $0.1 million. Net interest expense decreased primarily due to the repayment in full of the principal, accrued interest and prepayment penalty of our previously outstanding note payable balance in July 2010.
(Provision) Benefit for Income Taxes. The effective tax rate for the three months ended September 30, 2011 was a provision of 21.7% compared to a provision of 108.6% in the prior-year period. The effective tax rate for the three months ended September 30, 2010 reflects recognition of certain valuation allowances, a provision to return adjustment and a true up of the estimated annual effective tax rate during the period. Our provision for income taxes was based on our estimated annual effective tax rate adjusted for the recognition of discrete items. Our estimated annual effective tax rate principally includes the U.S. federal statutory rate, state income taxes and the impact of foreign income taxed at different rates. We operate in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting our income (loss) and the applicable tax rate in the various locations where we operate.

Comparison of the Nine Months Ended September 30, 2011 and 2010
Revenue
The following table sets forth revenue by source:

	Nine Months Ended September 30,
	2011		2010
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue	Period to Period Change
	(unaudited)
	(dollars in thousands)

Revenue:
License revenue	$128,751	60.5%	$88,905	61.3%	$39,846	44.8%
Maintenance revenue	64,148	30.2%	41,560	28.6%	22,588	54.4%
Professional services revenue	19,666	9.3%	14,698	10.1%	4,968	33.8%

Total revenue	$212,565	100.0%	$145,163	100.0%	$67,402	46.4%

Revenue was $212.6 million for the nine months ended September 30, 2011 compared to $145.2 million for the nine months ended September 30, 2010, an increase of $67.4 million, or 46.4%. All territories reported strong revenue growth, particularly the Americas (includes North America and South America), the Nordic region (includes Sweden, Denmark, Finland and Norway), the German region (includes Germany, Austria and Switzerland) and the United Kingdom, which grew by 59%, 32%, 38% and 35% and contributed an incremental $47.0 million in total revenue. License revenue grew by approximately $39.8 million, or 44.8%. There was no material change in the pricing for our product during the nine months ended September 30, 2011. Revenue growth was achieved primarily due to volume growth as more customers acquired our product for the first time, along with additional license purchases by our existing customers. In addition, we closed 291 contracts that had total license and first year’s maintenance exceeding $100,000, compared to 190 contracts for the same period last year. Amounts invoiced to existing customers during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 represented a larger share of total billings, approximately 67%, resulting from our “land and expand” sales strategy. Billings from our indirect partner channel for license and first year maintenance were 52% of total license and first year maintenance billings for the nine months ended September 30, 2011. Maintenance revenues grew by approximately 54.4% in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 driven by annual maintenance renewal rates of greater than 85%. Professional services revenue grew by 33.8% in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 due to growth in consulting and training revenue, resulting from an increase in our customer base. The revenue growth in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 may not be indicative of our future revenue growth, if any.

Cost of Revenue and Gross Profit
The following table sets forth cost of revenue and gross profit for each revenue source:

	Nine Months Ended September 30,
	2011		2010
		Percentage of		Percentage of
		Related		Related
	Amount	Revenue	Amount	Revenue	Period to Period Change
	(unaudited)
	(dollars in thousands)

Cost of Revenue:
Cost of license revenue	$2,610	2.0%	$2,568	2.9%	$42	1.6%
Cost of maintenance revenue	4,916	7.7%	2,673	6.4%	2,243	83.9%
Cost of professional services revenue	17,188	87.4%	10,924	74.3%	6,264	57.3%

Total cost of revenue	$24,714	11.6%	$16,165	11.1%	$8,549	52.9%

Gross Profit:
License revenue	$126,141	98.0%	$86,337	97.1%	$39,804	46.1%
Maintenance revenue	59,232	92.3%	38,887	93.6%	20,345	52.3%
Professional services revenue	2,478	12.6%	3,774	25.7%	(1,296)	-34.3%

Total gross profit	$187,851	88.4%	$128,998	88.9%	$58,853	45.6%

Cost of revenue was $24.7 million for the nine months ended September 30, 2011 compared to $16.2 million for the nine months ended September 30, 2010, an increase of $8.5 million, or 52.9%. Cost of license revenue largely consists of referral fees paid to third parties in connection with software license sales. Referral fees decreased $0.1 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. Cost of maintenance revenue increased $2.2 million for the nine months ended September 30, 2011 as compared to same period in 2010. In anticipation of continued growth in our current customer base, we increased headcount in our support organization which increased personnel costs by $1.9 million (including a $0.1 million increase in stock-based compensation) for the nine months ended September 30, 2011 as compared to the same period in 2010. In addition, other cost of maintenance revenue increased $0.3 million for the nine months ended September 30, 2011 as compared to the same period in 2010. Cost of professional services revenue increased by $6.3 million in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 largely due to increased personnel costs of $1.6 million (including a $0.3 million increase in stock-based compensation), increased consulting and other cost of professional services of $4.1 million, increased travel expenses of $0.4 million and increased facility and infrastructure costs of $0.2 million to support international expansion. The decrease in our gross margin during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 may not be indicative of our future gross margin.
Operating Expenses
The following table sets forth operating expenses as a percentage of revenue:

	Nine Months Ended September 30,
	2011		2010
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue	Period to Period Change
	(unaudited)
	(dollars in thousands)

Operating expenses:
Sales and marketing	$124,917	58.8%	$81,710	56.3%	$43,207	52.9%
Research and development	18,270	8.6%	8,781	6.0%	9,489	108.1%
General and administrative	51,217	24.1%	27,495	18.9%	23,722	86.3%

Total operating expenses	$194,404	91.5%	$117,986	81.3%	$76,418	64.8%

Sales and Marketing. Sales and marketing expenses increased $43.2 million, or 52.9% in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 reflecting increased personnel costs related to higher employee headcount and variable compensation resulting from increased license revenue. The increase in sales and marketing expenses was primarily attributable to an increase in personnel and commission costs of $29.5 million (including a $2.4 million increase in stock-based compensation) for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. We had an increase in marketing costs of $5.3 million during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This increase in marketing costs included $1.0 million for our annual partner event, Qonnections. In addition, we had an increase in travel expenses of $3.7 million, an increase in consulting and other sales and marketing costs of $3.0 million and an increase in facility and infrastructure costs of $1.7 million to support international expansion. The total increase in sales and marketing expense includes $3.5 million from two newly formed inside sales teams. During the second half of 2010, we formed our North American inside sales team, which represented incremental costs of $2.2 million during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. During the first half of 2011, we formed our European inside sales team, which represented incremental costs of $1.3 million during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.
Research and Development. Research and development expenses grew by approximately $9.5 million or 108.1% during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The increase was attributable to higher personnel costs of $6.3 million (including a $0.4 million increase in stock-based compensation) as a result of the increase in our headcount in research and development, including $1.0 million due to changes in the value of the Swedish kronor as the vast majority of our research and development staff is based in Lund, Sweden, and an increase in other expenses such as facilities and travel related to a larger research and development function of $3.2 million.
General and Administrative. General and administrative expenses were $51.2 million for the nine months ended September 30, 2011 compared to $27.5 million for the nine months ended September 30, 2010, an increase of $23.7 million, or 86.3%. We had an increase in other general and administrative costs of $9.7 million, primarily due to an increase in professional fees, such as legal and information technology consulting, as we expanded our infrastructure to support anticipated global growth. We had an increase in personnel costs of $7.1 million (including a $1.3 million increase in stock-based compensation) to build out our corporate level functions to support anticipated global growth and meet the demands and compliance responsibilities of a U.S. public company. In addition, in the nine months ended September 30, 2011, we had $2.2 million in lease termination costs relating to our previous facility in Lund, Sweden, an increase in public company costs, such as accounting and legal fees and directors and officers insurance, of $2.1 million, an increase in travel expenses of $1.4 million primarily related to our annual employee summit and an increase in other facility and infrastructure costs of $1.2 million to support our international expansion.
Other Expense, net. Other expense was $0.2 million for the nine months ended September 30, 2011 compared to other expense of $6.5 million for the nine months ended September 30, 2010. During the nine months ended September 30, 2011, we had foreign exchange losses and other expenses of $0.4 million offset by net interest income of $0.2 million. During the nine months ended September 30, 2010, we had a foreign exchange loss and other expenses of $3.9 million, expense due to the change in the fair value of stock warrants of $2.0 million and net interest expense of $0.6 million. The change in the fair value of stock warrants decreased due to the reclassification of the warrant liability to additional paid-in-capital upon the effectiveness of our IPO in July 2010. Net interest expense decreased primarily due to the repayment in full of the principal, accrued interest and prepayment penalty of our previously outstanding note payable balance in July 2010.
(Provision) Benefit for Income Taxes. The effective tax rate for the nine months ended September 30, 2011 was a benefit of 33.9% compared to a provision of 35.4% in the prior-year period. Our (provision) benefit for income taxes was based on our estimated annual effective tax rate adjusted for the recognition of discrete items. Our estimated annual effective tax rate principally includes the U.S. federal statutory rate, state income taxes and the impact of foreign income taxed at different rates. We operate in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting our income (loss) and the applicable tax rate in the various locations where we operate.
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

Liquidity and Capital Resources
Since our inception, we have financed our operations through the sale of preferred stock and common stock, cash flows generated by operations and borrowings under debt instruments. As of September 30, 2011, we had cash and cash equivalents totaling $170.1 million, net accounts receivable of $72.3 million and $155.3 million of working capital. As of September 30, 2011, we had $47.7 million of our total cash and cash equivalents in banking institutions outside of the U.S.
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
The following table shows selected balance sheet data as well as our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	September 30,	December 31,
	2011	2010
	(unaudited)
	(dollars in thousands)

Cash and cash equivalents	$170,117	$158,712
Accounts receivable, net	72,259	85,364
Deferred revenue	52,620	50,024
Working capital	155,268	149,069

	Nine Months Ended September 30,
	2011	2010
	(unaudited)
	(dollars in thousands)

Cash flow activities
Net cash provided by operating activities	$10,994	$23,170
Net cash used in investing activities	(6,652)	(1,612)
Net cash provided by financing activities	7,423	108,919
Cash and Cash Equivalents
Our cash and cash equivalents at September 30, 2011 were held for working capital purposes and were invested primarily in bank deposits and money market accounts having less than 90 day maturities. We do not enter into investments for trading or speculative purposes. These balances could be impacted if the underlying depository institutions or the guarantors fail or could be subject to adverse conditions in the financial markets. We can provide no assurances that access to our funds will not be impacted by adverse conditions in the financial markets.
Accounts Receivable, net
Our accounts receivable balance fluctuates from period to period which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our service delivery and billing activity, cash collections and changes to our allowance for doubtful accounts. Our allowance for doubtful accounts represents our best estimate of the amount of probable credit losses. To date, we have not incurred any significant write-offs of accounts receivable; however, this may not be indicative of future accounts receivable write-offs.
Cash Flows
Operating Activities
Net cash provided by operating activities was $11.0 million for the nine months ended September 30, 2011. We incurred non-cash expenses totaling $7.9 million for the nine months ended September 30, 2011. Non-cash expenses primarily consisted of stock-based compensation expense, provisions for bad debt, unrealized foreign currency gains and losses, and depreciation and amortization expense.

The change in certain assets and liabilities resulted in a net source of cash of $7.6 million for the nine months ended September 30, 2011. Net cash provided by operating activities is driven by sales of our products. Collection of accounts receivable from the product sales is a significant component of our cash flows from operating activities, as is the change in deferred revenue related to these sales. In addition, net cash provided by operating activities reflects income tax payments made of $13.0 million.
Net cash provided by operating activities was $23.2 million for the nine months ended September 30, 2010. We incurred non-cash expenses totaling $7.6 million for the nine months ended September 30, 2010. Non-cash expenses primarily consisted of stock-based compensation expense, provisions for bad debt, change in the fair value of warrants, unrealized foreign currency gains and losses, and depreciation and amortization expense.
The change in certain assets and liabilities resulted in a net source of cash of $12.7 million for the nine months ended September 30, 2010. Net cash provided by operating activities is driven by sales of our software offerings. Collection of accounts receivable from the sales of our software offerings is a significant component of our cash flows from operating activities, as is the change in deferred revenue related to these sales. In addition, net cash provided by operating activities includes income tax payments made of $1.0 million.
Investing Activities
Net cash used in investing activities was $6.7 million for the nine months ended September 30, 2011. Cash used in investing activities for the nine months ended September 30, 2011 was primarily for capital expenditures of $6.5 million related to leasehold improvements and computer equipment as we continued to expand our infrastructure and workforce. In addition, we paid out $0.2 million for the achievement of certain financial targets related to the acquisition of Syllogic Corporation in January 2010.
Net cash used in investing activities was $1.6 million for the nine months ended September 30, 2010. Cash used in investing activities for the nine months ended September 30, 2010 was primarily for capital expenditures of $1.8 million related to property and equipment as we expanded our infrastructure and workforce. These capital expenditures were offset by the acquisition of Syllogic Corporation in January 2010, which resulted in a source of cash of approximately $0.2 million.
Financing Activities
Net cash provided by financing activities was $7.4 million for the nine months ended September 30, 2011. Net cash provided by financing activities resulted from the proceeds from the exercise of common stock options of $7.2 million and borrowings under our subsidiary’s line of credit of $0.2 million during such period.
Net cash provided by financing activities was $108.9 million for the nine months ended September 30, 2010. Net cash provided by financing activities for the nine months ended September 30, 2010 primarily resulting from net proceeds of our IPO of $115.1 million, proceeds from the exercise of common stock options of $1.0 million, an excess tax benefit from stock-based compensation of $0.3 million and proceeds from the issuance of common stock options of $0.1 million. These proceeds were offset by payments under our then outstanding long-term note payable of $7.4 million and payments on our then outstanding line of credit of $0.2 million.
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
For the three and nine months ended September 30, 2011 and 2010, Non-GAAP operating income is determined by taking income from operations and adding back non-cash stock-based compensation expense, employer payroll taxes related to stock transactions and lease termination costs. Non-GAAP net income is determined by taking pre-tax income and adding back non-cash stock-based compensation expense and employer payroll taxes on stock transactions, and the result is tax affected at an estimated 32% tax rate.

The following is a reconciliation of Non-GAAP income from operations, Non-GAAP net income and Non-GAAP income per share to the most comparable U.S. GAAP measure for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
	(dollars in thousands)		(dollars in thousands)
Reconciliation of Non-GAAP income from operations:
GAAP income (loss) from operations	$2,057	$3,162	$(6,553)	$11,012
Stock-based compensation expense	2,859	868	6,359	1,917
Employer payroll taxes on stock transactions	314	—	2,114	—
Lease termination costs	—	—	2,236	—

Non-GAAP income from operations (1)	$5,230	$4,030	$4,156	$12,929

Reconciliation of Non-GAAP net income:
GAAP net income (loss)	$2,275	$(511)	$(4,468)	$2,908
Stock-based compensation expense	2,859	868	6,359	1,917
Employer payroll taxes on stock transactions	314	—	2,114	—
Lease termination costs	—	—	2,236	—
Income tax adjustment (2)	(1,316)	67	(3,555)	(459)

Non-GAAP net income	$4,132	$424	$2,686	$4,366

Reconciliation of Non-GAAP income per share:
Non-GAAP net income per common share — basic	$0.05	$0.01	$0.03	$0.06

Non-GAAP net income per common share — diluted	$0.05	$0.00	$0.03	$0.05

GAAP net income (loss) per common share — basic	$0.03	$(0.01)	$(0.05)	$0.01

GAAP net income (loss) per common share — diluted	$0.03	$(0.01)	$(0.05)	$0.01

Non-GAAP weighted average number of common shares outstanding — basic (3)	83,171,163	77,144,778	81,391,156	76,807,793

Non-GAAP weighted average number of common shares outstanding — diluted (3)	87,634,196	85,582,411	85,826,880	84,018,462

GAAP weighted average number of common shares outstanding — basic	83,171,163	68,074,996	81,391,156	34,235,347

GAAP weighted average number of common shares outstanding — diluted	87,634,196	68,074,996	81,391,156	41,446,016

(1)
In 2010, we excluded severance expense for Non-GAAP reporting purposes. Beginning in the first quarter of 2011, we began to include severance expense in our Non-GAAP results. Accordingly, the Non-GAAP results for the three and nine months ended September 30, 2010 have been revised to include severance expense in order to provide the period-to-period comparison. Severance expense was $0.4 million for the three and nine months ended September 30, 2010.

(2)
Income tax adjustment is used to adjust the U.S. GAAP benefit for income taxes to a Non-GAAP (provision) benefit for income taxes utilizing an estimated tax rate of 32%. In 2010, we adjusted our U.S. GAAP (provision) benefit for income taxes utilizing an estimated long-term effective tax rate of 28%. For 2011, we have revised our estimated long-term effective tax rate to 32%. Accordingly, the Non-GAAP results for the three and nine months September 30, 2010 have been revised to utilize an estimated long-term effective tax rate of 32% in order to provide the period-to-period comparison.

(3)
For 2010, the basic and diluted Non-GAAP weighted average number of common shares outstanding reflects the automatic conversion of the then outstanding shares of convertible preferred stock into 46,721,424 shares of common stock and the issuance of 12,880,000 shares of common stock as though the completion of the IPO had occurred at the beginning of the period, which results in us not applying the two-class method of earnings per share as required under U.S. GAAP.

Contractual Obligations and Commitments and Off-Balance Sheet Arrangements
There have been no material changes to our contractual obligations from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

In December 2010, we entered into a transfer agreement (the “Transfer Agreement”) with Sony Ericsson Mobile Communications AB (“SEMC”) relating to the transfer by SEMC to us of certain rental lease agreements for approximately 11,253 square meters of office space and designated parking spaces located in the Ideon Science Park in Lund, Sweden (the “Property”). Pursuant to the Transfer Agreement, effective as of January 1, 2011 we assumed the rights and obligations of SEMC under two separate lease agreements, as amended and/or supplemented (the “Lease Agreements”), whereby SEMC leased the Property from Fastighets AB Remulus Lund 3 (the “Property Owner”). We believe the Property will serve as our primary research and development center. The Lease Agreements were set to expire on October 31, 2013 and October 31, 2016, respectively. Each Lease Agreement provided for automatic renewal upon expiration for additional three year terms unless written notice was provided by us to the Property Owner of our desire to not renew the applicable lease at least 12 months prior to the end of the respective term. The Lease Agreements provided for the payment of annual base rent in the amount of 21.6 million Swedish kronor (approximately $3.2 million based on an assumed exchange rate of approximately 0.15 as of September 30, 2011), subject to annual increases. In addition to the base rent, we were required to pay to the Property Owner certain operating expenses and other fees in accordance with the terms of the Lease Agreements. The Lease Agreements also contained customary representations and covenants regarding occupancy, maintenance and care of the Property.
In consideration for our assumption of SEMC’s obligations under the Lease Agreements, SEMC paid us 26.0 million Swedish kronor (approximately $4.1 million based on an exchange rate of approximately 0.16 at the time of payment), exclusive of value added tax, which was offset by 7.3 million Swedish kronor (approximately $1.2 million based on an exchange rate of approximately 0.16 at the time of payment), exclusive of value added tax, which we paid SEMC for certain personal property, furniture and fixtures located at the Property. The net amount of 18.7 million Swedish kronor (approximately $2.9 million based on an exchange rate of approximately 0.16 at the time of payment) was received from SEMC in July 2011.
In May 2011, we began to occupy the Property in Lund, Sweden, and simultaneously ceased use of our previous leased facility in Lund. In July 2011, we reached an agreement with the landlord of the previous leased facility to allow us to terminate the lease agreement in exchange for a lease termination fee of 9.5 million Swedish kronor. In October 2011, we paid the lease termination fee of 9.5 million Swedish kronor (approximately $1.4 million based on an exchange rate of approximately 0.15 as of September 30, 2011). In addition to the lease termination fee, we incurred $0.4 million in rent charges following our abandonment of the previous leased facility as well as an impairment charge of $0.3 million related to the write-off of leasehold improvements from the previous leased facility. These items resulted in aggregate lease termination costs of $2.2 million and are recorded in general and administrative expenses in the accompanying unaudited consolidated statement of operations for the nine months ended September 30, 2011.
On June 23, 2011, we entered into two new lease agreements with the Property Owner (the “New Lease Agreements”) for the Property which supersede and replace in their entirety the Lease Agreements. Both New Lease Agreements expire on April 30, 2019. Each New Lease Agreement will automatically renew upon expiration for additional three year terms unless either party provides written notice to the other of such party’s desire to not renew the applicable lease at least 12 months prior to the end of the respective term. The New Lease Agreements provide for the payment of annual base rent in the amount of approximately 20.8 million Swedish kronor (approximately $3.1 million based on an assumed exchange rate of approximately 0.15 as of September 30, 2011), subject to annual increases. In addition to the base rent, we are required to pay the Property Owner certain operating expenses and other fees in accordance with the terms of the New Lease Agreements. The New Lease Agreements contain customary representations and covenants regarding occupancy, maintenance and care of the Property.
We had no off-balance sheet arrangements, as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K, as of September 30, 2011 and 2010.
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
Interest Rate Sensitivity
We had cash and cash equivalents of $170.1 million at September 30, 2011 and $158.7 million at December 31, 2010. We held these amounts primarily in cash or money market funds.
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
Foreign Exchange Risk
We market our products in the Americas, Europe, the Asia-Pacific Regions, and Africa and develop our products in Europe. As a result of our business activities in foreign countries, our financial results are affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We sell our products in certain countries in the local currency of the respective country. In addition, our product development activities are principally based at our facility in Lund, Sweden. This provides some natural hedging because most of our subsidiaries’ operating expenses are denominated in their local currencies. Regardless of this natural hedging, our results of operations may be adversely impacted by the exchange rate fluctuation. Although we will continue to monitor our exposure to currency fluctuations and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions.
Foreign exchange risk exposures arise from transactions denominated in a currency other than our functional currency and from foreign denominated revenue and profit translated into U.S. dollars. Approximately 68% and 70% of our operating revenues were denominated in currencies other than the U.S. dollar for the nine months ended September 30, 2011 and 2010. The principal foreign currencies in which we conduct business are the Swedish kronor, the British pound and the euro. The translation of currencies in which we operate into the U.S. dollar may affect consolidated revenues and gross profit margins as expressed in U.S. dollars. A weakening of the U.S. dollar versus other currencies in which we operate may increase our consolidated revenues and operating expenses while the strengthening of the U.S. dollars versus these currencies may have an opposite effect on our consolidated results expressed in U.S. dollars.

Item 4.	Controls and Procedures
Evaluation of Disclosure and Control Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d and 15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information require to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriated to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act) occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are party to legal proceedings in the ordinary course of business and we may from time to time become subject to additional proceedings or additional claims or remedies sought in current proceedings. These actions typically seek, among other things, breach of contract or employment-related damages, intellectual property claims or damages, punitive damages, civil penalties or other losses or declaratory relief. Although there can be no assurance as to the outcome of any such proceedings, we do not believe any of the proceedings currently pending, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, operating results or financial condition.
Our intellectual property is an essential element of our business. We own registered trademarks for the “Qlik” and “QlikView” name. We rely on a combination of copyright, trademark, trade dress and trade secrecy laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights both domestically and abroad. These laws, procedures and restrictions provide only limited protection. As of September 30, 2011, we had three issued U.S. patents and had a pending U.S. patent. In addition, we had 19 issued and six pending foreign patents. Any future patents issued to us may be challenged, invalidated or circumvented. Any patents that might be issued in the future, with respect to pending or future patent applications may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. We endeavor to enter into agreements with our employees and contractors and with parties with whom we do business in order to limit access to and disclosure of our proprietary information.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit
Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2011, furnished in XBRL (eXtensible Business Reporting Language)).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 3, 2011.

QLIK TECHNOLOGIES INC.
By:	/s/ LARS BJÖRK
Lars Björk
President, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ WILLIAM G. SORENSON
William G. Sorenson
Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2011, furnished in XBRL (eXtensible Business Reporting Language)).

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