Form 10-K
period 2011-12-31
QLIK TECHNOLOGIES INC
filed 2012-02-28
CIK 1305294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-34803

Qlik Technologies Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-1643718
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 N. Radnor Chester Road, Suite E220 Radnor, Pennsylvania	19087
(Address of principal executive offices)	(Zip Code)

(888) 828-9768

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, $0.0001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None.

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates of the registrant was approximately $2.3 billion based on the number of shares held by non-affiliates and based on the last reported sale price of the registrant’s common stock on the NASDAQ Stock Market LLC. For purposes of this disclosure, shares of common stock held by persons who held more than 10% of the outstanding shares of common stock at such time and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of February 13, 2012, there were 84,478,069 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement to be used in connection with the registrant’s 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated. That Proxy Statement will be filed within 120 days of registrant’s fiscal year ended December 31, 2011.

iii

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, except for historical financial information contained herein, contains forward-looking statements, including, but not limited to, statements regarding the value and effectiveness of our products, the introduction of product enhancements or additional products and our growth, expansion and market leadership, that involve risks, uncertainties, assumptions, and other factors which, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements containing the words “predicts,” “plan,” “expects,” “anticipates,” “believes,” “goal,” “target,” “estimate,” “potential,” “may,” “will,” “might,” “momentum,” “could,” “seek” and similar words. We intend all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected in such statements due to various factors, including but not limited to:

•	risk and uncertainties inherent in our business;

•	our ability to attract new customers and retain existing customers;

•	our ability to effectively sell, service and support our products;

•	our ability to manage our international operations;

•	our ability to compete effectively;

•	our ability to develop and introduce new products and add-ons or enhancements to existing products;

•	our ability to continue to promote and maintain our brand in a cost-effective manner;

•	our ability to manage growth;

•	our ability to attract and retain key personnel;

•	currency fluctuations that affect our revenue and expenses;

•	the scope and validity of intellectual property rights applicable to our products;

•	adverse economic conditions in general and adverse economic conditions specifically affecting the markets in which we operate; and

•	other risks discussed in the section titled “Risk Factors,” set forth in Part I, Item 1A of this Annual Report on Form 10-K and elsewhere in this report.

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

Overview

Qlik Technologies Inc. (“We”, “QlikTech” or the “Company”) has pioneered a powerful, user-driven Business Intelligence (“BI”) solution that enables our customers to make better and faster business decisions, wherever they are. The QlikView Business Discovery platform, or QlikView, helps people create and share insights and analysis in groups and across organizations. Business users can explore data, ask and answer their own stream of questions and follow their own path to insight on their own and in teams and groups.

The QlikView user experience is powered by our in-memory engine which maintains associations in data and calculates aggregations rapidly, as needed. Our software platform is designed to give our customers significant improvements in usability, flexibility and performance at lower costs compared to traditional BI solutions.

For the years ended December 31, 2011, 2010 and 2009, our revenue was $320.6 million, $226.5 million and $157.4 million, representing year-over-year growth of 42% in 2011 and 44% in 2010. In addition, we generated operating income of $19.7 million, $27.6 million and $13.2 million for the years ended December 31, 2011, 2010 and 2009. For the year ended December 31, 2011, software license revenue and maintenance revenue comprised 92% of our total revenue and professional services revenue comprised 8% of our total revenue.

We currently operate in one business segment, namely, the development, commercialization and implementation of software products and related services. See Note 11 to our consolidated financial statements, Business and Geographical Segment Information, for information regarding our business and the geographies in which we operate. We have a diversified distribution model that consists of a direct sales force, a partner network of solution providers (or resellers), original equipment manufacturers (“OEM”) relationships and system integrators.

Who Uses QlikView?

Our customer base consisted of approximately 24,000 active customers as of December 31, 2011. We added an average of approximately 500 new customers per month during fiscal year 2011. QlikView addresses the needs of a diverse range of customers from small businesses to middle market customers to large enterprises such as Autodesk, The Dannon Company, Inc., Heidelberger Druckmaschinen AG, Hertz, ING, Kraft Foods, L’Oreal, Lifetime Brands, Lockton Insurance, National Health Service (NHS), Panasonic, Qualcomm, Sony Europe, Symantec, U.S. Department of Veterans Affairs and Volvo Car UK Limited. We have customers in over 100 countries, and approximately 73% of our revenue for the year ended December 31, 2011 was derived internationally.

QlikView empowers business users with sophisticated analytic capabilities delivered through an easy-to-use, intuitive user interface. Unlike traditional BI tools, which typically require advanced programming by information technology (“IT”) professionals to create static data reports, QlikView allows the business user to search associatively and define visual charts through simple point-and-click technology. Our user experience is designed to extend insight creation to any business user as part of our goal to drive QlikView usage and adoption throughout the organization.

The ease of use and flexibility of the QlikView Business Discovery platform empowers a broad set of business users in the roles of sales, marketing, human resources and finance; executive leadership and other management; operations, support and IT; and business/data analysis. Examples of QlikView users include:

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

What Differentiates QlikView?

The QlikView Business Discovery platform is designed to enable users to explore live data and uncover insights they can use to see hidden trends, make discoveries and solve business problems in new ways. Three main factors, when taken together, differentiate QlikView:

•

An Associative User Experience. With QlikView, business users conduct searches and interact with dynamic dashboards and analytics from any device. They drill up, down and across data, asking and answering streams of questions on their own and in groups and teams. QlikView provides direct and indirect search capabilities. QlikView can show not just the data that is associated with the user’s selections, but also the data that is not associated. The QlikView associative experience is designed to work the way peoples’ minds work, giving users’ access to unexpected business insights.

•

Our Core Technology. QlikView is an in-memory BI pioneer. The QlikView Business Discovery platform has an inference engine that maintains associations in the data. It calculates aggregations as needed for use by multiple people. QlikView caches data in memory, compresses data down to up to 10% of its original size, and helps optimize the power of the computers processor(s) for a fast user experience.

•

The Business Discovery Adoption Path. We have a differentiated business model designed to accelerate the adoption of QlikView by appealing to the needs of business users and reducing the time and cost to purchase and implement our software platform. Our approach to product sales provides an alternative to costly, all-or-nothing, traditional BI sales models. We initially focus on specific business users or departments within a prospective customer’s organization and seek to solve a targeted business need. After demonstrating QlikView’s value to initial adopters within an organization, we work to expand sales of our product to other departments, business units, geographies, and use cases with the long-term goal of broad organizational deployment.

Our Industry

Business Intelligence and Data Analytics Tools

We believe that to succeed in today’s increasingly competitive markets and challenging economic environment, organizations must accelerate the rate at which they identify and respond to changing business conditions. An organization’s agility and success in the global marketplace are dependent upon, among other things, its ability to enable business users to harness the power of increasing volumes of information to make effective business decisions.

In seeking to empower people with information and to gain a competitive advantage, many organizations have implemented a range of solutions, including BI and data analysis tools. We believe that traditional BI tools often fail to provide timely and critical insights to business professionals due to inflexible data architecture, poor usability and substantial implementation time and costs. As a result of these limitations, many business users have turned to alternative tools like spreadsheets to help them perform data analysis. However, these general productivity tools were not specifically designed to facilitate interactivity, collaboration and aggregation and exploration of data for decision making. Furthermore, lacking a centralized infrastructure, users of these tools often end up with different answers resulting from a “dueling spreadsheets” problem.

Trends Driving Adoption of Business Intelligence and Data Analytics Solutions

The use and importance of business intelligence and data analytics software within organizations of all sizes has increased significantly for several reasons, including:

Exponential Increase in Volume of Data Available for Analysis. During the last two decades, organizations have made significant investments in automating business processes with software applications that generate substantial amounts of data. This data must be manipulated before it can be usefully accessed and explored and analyzed by business professionals. However, this data is in a myriad of formats, and its sheer volume can be overwhelming. Business users are challenged to efficiently access, filter and analyze the data and gain insight from it without using powerful data analytics solutions, which require specialized skills. They often need better ways to navigate through the data to find what is relevant to them, and to get answers to their business questions.

Disparate Data Systems. In today’s highly competitive marketplace, companies are expanding operations through geographic diversification, acquisitions and partnerships. These strategic activities can result in a complex web of infrastructure and software systems within an organization. In addition, organizations are more closely integrating their systems with those of their customers, partners and suppliers and adopting new software applications to improve organizational efficiency. As a result, organizations are storing large amounts of data in various repositories across an extended network which creates significant data aggregation challenges. To address these challenges, organizations often deploy tools including sophisticated data integration software, purpose-built data warehouses and BI platforms, to efficiently and reliably aggregate, synchronize and analyze this disparate business data.

Increasing Computer Memory and Processing Power. With the shift from 32-bit computing to 64-bit computing, the amount of available read-only memory (“ROM”) per computer has increased exponentially. It is currently possible to purchase servers with as much as 512 gigabytes of ROM, whereas as recently as 2005, most servers had only four gigabytes of ROM. This increase in available memory has made it practical to move data storage from disk directly into ROM. At the same time, the use of multi-core central processing units (“CPUs”) has become pervasive.

Decentralized Decision-Making and a Drive Toward Innovation. We believe many organizations are shifting towards decentralized decision-making in order to more efficiently respond to changing industry trends and competitive threats and to improve their ability to innovate. This shift has created the need for data analysis tools that support employees at all levels of the organization as they assume more responsibility for making critical and time-sensitive business decisions.

A Mobile Workforce. We believe rapid growth in adoption of computer tablets like the Apple iPad, and the widespread availability of simple yet robust personal software applications, has increased demand from business users for intuitive analytical tools to help make faster and better decisions.

The Empowered Consumer. Business users’ expectations for business software have changed dramatically during the last decade. For example, applications from Google and Apple invite users to click on an icon, interact with a simple, friendly interface, and become instantly productive. The search bar, status box, “like” button and multi-touch screen have transformed the way people explore, consume and share information. Today, people want the same ease of use and high relevance from their business tools as they get from their consumer tools at home or in their mobile devices. We believe the role of IT departments is evolving from one of providing users with everything they need to a role of enabling user self-service.

Other Software Tools May Not Meet Customer Needs

Although organizations are increasing their adoption of BI and data analytics tools, we believe that both traditional tools and newer data-visualization-only tools are inadequate to meet the needs of business users because of the following limitations:

Traditional Analysis Tools Do Not Serve Business Users. Most traditional BI tools were developed specifically for data analysts and other quantitative professionals, like statisticians, and are driven and deployed by IT departments in a top-down approach. These systems require sophisticated programming skills to construct or modify predefined, inflexible data sets, known as “data cubes.” These tools are used by data analysts or IT professionals to produce static reports or pre-configured dashboards which the business user cannot easily modify or explore in an interactive manner. A typical business user does not possess the skills or authority needed to modify the underlying data cube and therefore must engage their IT departments to reconfigure the analysis to produce the requested information between each decision cycle. The decision cycle may be as short as a follow-on question occurring to a business user as they begin to explore a data set. As a result, business users often do not have access to critical data in a timely manner and may miss important insights and opportunities.

Inflexible Solutions are Difficult to Implement and Maintain. Traditional BI solutions require the integration of large volumes of data stored across an organization, as well as outside the organization, such as information held by partners, suppliers, customers and Internet websites. Traditional BI solutions require the development of a pre-defined summarization of the data, or data warehouse to support static query and reporting tools. These tasks can be time-consuming and complex and often require significant professional services support to complete. In addition, traditional BI solutions can be difficult to update and require substantial investments to refresh the underlying data.

Traditional Business Intelligence Solutions Are Slow to Deliver Value. Traditional BI solutions have become complex product “stacks” that combine multiple disparate products into a single “solution.” Due to the complexities and overhead of these large stacks, we believe that a typical BI implementation takes twelve to eighteen months, or more. By that time the business, and the business user requirements, may have evolved or changed, resulting in an extensive queue of user requests to update and revise reports or dashboards. Even simple changes can take weeks or months to implement resulting in a solution that we believe is always a few steps behind the business user’s requirements.

Substantial Total-Cost-of-Ownership. Organizations incur significant hardware, software license and maintenance and professional services costs to deploy and maintain traditional BI solutions. We estimate that the cost of developing and maintaining BI and data warehouse applications is about three to five times the cost of the software. These initial and ongoing costs result in a substantial total-cost-of-ownership for many traditional BI applications. In addition, most providers of traditional BI tools rely upon software maintenance fees and professional services revenue for a large portion of their total revenue, and thus have little incentive to migrate to a more customer friendly license-based model or to solutions that are simple to install and easy-to-use.

Spreadsheets Not Suited to Data Exploration and Analysis and Lack Reliability. Spreadsheets have been widely adopted by business users for data analysis because they are readily available. For example, Microsoft Excel comes standard with most new business laptops. However, spreadsheets are general purpose business productivity tools designed for data input and calculation. The performance, utility and manageability of spreadsheets decline when users analyze large data sets or perform real-time, dynamic calculations. Spreadsheets are often shared and edited by numerous parties, resulting in multiple versions of similar material. This lack of version control causes inconsistencies in analysis, an inability to audit workflows and significant data reliability challenges. Furthermore, spreadsheets lack sophisticated data security features and can cause a number of data security challenges given they can be easily shared via email or detachable storage drives.

Newer Data-Visualization-Only Tools Do Not Meet IT Requirements. QlikView’s approach to BI allows for a self-service model for business users while providing tools designed to enable an IT department to maintain data security and governance. With this approach, IT professionals, from enterprise architects to data analysts can remain focused on their core competencies: data security, data and application provisioning, data governance, and system maintenance. We believe that newer data-visualization-only tools typically do not meet these enterprise requirements, replicating many of the issues of widespread use of personal productivity tools for data analysis.

Our Solution: The QlikView Business Discovery Platform

QlikView is leading a shift in the BI market towards user-driven solutions. One particular IT research and advisory company describes the new user-driven segment of the BI platforms market as “data discovery.” We call it Business Discovery to reflect who uses QlikView, what they do with it and the value they get from it. Business Discovery is user-driven BI that enables people to create and share knowledge and analysis in groups and across organizations. Our Business Discovery platform helps users ask and answer their own stream of questions and follow their own path to insight on their own and in teams and groups. Our Business Discovery platform is designed to deliver:

Insight Everywhere. Instead of just a few people involved in creating insights, Business Discovery enables business users across an organization to participate. We believe this approach is analogous to open source computing, peer creation, or open innovation. Business Discovery is about intelligence creation rather than just information consumption. It is not about a big set of centrally-controlled, prepackaged, and tightly-distributed data delivered to passive end users. Rather, it is about providing data access and analysis to individuals and groups, and letting them get what they need more rapidly and precisely.

An App Model. We believe most organizations would prefer to avoid the cost and limited value of deploying and managing monolithic business applications. Our Business Discovery platform empowers users of varying skill levels to contribute to the creation and deployment of straightforward, purpose-built, intuitive apps that can be more easily reused and discarded when no longer needed. We believe that apps are easy to modify and share and can enable innovation to flourish at the edges of the organization and spread inward.

Mobility. Business decision makers at all levels in an organization need readily available data. Tablets and other large-form-factor mobile devices help to make business data ubiquitous. Unlike traditional BI solutions, which address the need for mobile solutions by delivering static reports and dashboards to mobile devices, our mobile Business Discovery platform provides an intuitive interface and an application infrastructure that is designed to enable users to explore data and draw associations and insights wherever they happen to be working.

Remixability and Reassembly. Nobody can predict what questions business users will have when they start exploring data, not even the users themselves. Traditional BI solutions require IT professionals to get and stay involved, creating new queries and reports whenever users come up with new questions. In contrast, our Business Discovery platform makes it easy for business users to remix and reassemble data in new views on their own and in groups and to create new visualizations for deeper understanding.

A Social and Collaborative Experience. Often the real value of a discovery is unlocked when a minor breakthrough in one part of an organization leads to a major insight elsewhere. Our Business Discovery platform can help broaden communities of people who engage in active decision-making to drive knowledge across an organization and enables users to collaborate on insights.

Our Business Model

We have developed a differentiated business model that features:

Broad User Focus. We market and sell directly to the business user by providing an intuitive software platform that can be installed and used with limited training. The ease by which business users can evaluate and benefit from our platform substantially expands our addressable market by allowing us to target a wide range of users, generate incremental business from existing customers and expand our footprint within their organizations. Unlike most existing BI tools, QlikView is purpose-built for business users and does not require substantial IT support to install, integrate and maintain. However, as customers expand their deployments and we sell QlikView into larger organizations, we increasingly sell QlikView to IT departments, as well as business users.

Low Risk Rapid Product Adoption. To facilitate adoption of our platform, we offer a downloadable, easy-to-install, full-featured version of QlikView for individual use free-of-charge. QlikView Personal Edition can be used for an unlimited period of time and provides all the functionality of QlikView Desktop except for the ability to share QlikView apps with others. We allow our customers to purchase licenses in the way that best meets their needs, including on an individual, workgroup, departmental or enterprise-wide basis. This provides the flexibility organizations desire when evaluating software purchases.

“Land and Expand” Customer Approach. We seek to initially “land” within the organization of a new customer by enabling specific business users or departments to meet a business need. After demonstrating the value of our solution to those initial adopters, we work to “expand” the use of our solution across the organization by targeting other business units, geographies and use cases. Our customer penetration strategy is focused on creating a loyal user base that promotes adoption through tangible results, word-of-mouth marketing which facilitate incremental sales.

Globally Diversified Distribution Model. We seek to maximize the reach of the QlikView Business Discovery platform by employing a multi-pronged sales approach that leverages a direct sales force and partner network which includes solution providers, OEM relationships and systems integrators. We typically enter new markets through partnerships and solution provider agreements to minimize cost and risk while we assess demand in the new market. For example, we successfully grew our initial sales in Spain, France, India and the United Kingdom without maintaining a local direct sales office and plan to use this strategy to target additional international regions. As of December 31, 2011, we had distribution capabilities in over 100 countries and a network of over 1,400 channel partners worldwide to help generate demand for QlikView.

Community-Based Marketing and Support. The user-driven culture and collaboration of our user community, called QlikCommunity, begins within QlikTech and extends out to broader communities within our customers’ organizations, further driving the QlikView brand. This community of approximately 71,000 registered users as of December 31, 2011 promotes the use of our software within customer and partner organizations, as well as from one organization to another. We utilize the QlikCommunity to provide low-cost support and obtain valuable insights used by our product management team for product development. In May 2011, we re-launched QlikCommunity on a new platform, which provides our members with a low-cost, user-friendly product support resource that includes discussion forums where they can share their QlikView experiences and to find answers to questions about the product and its features; user groups based on location, industry and job function; blogs written by our employees; an opportunity to submit, rate, and review product ideas; and user-generated content, including best practices, how-to’s, and documentation.

Our Growth Strategy

Our mission is “Simplifying Decisions for Everyone, Everywhere.” To that end, we aim to make QlikView the primary platform on which business users in organizations of all sizes and shapes make decisions. The key elements of our growth strategy include:

Increase Our Global Market Penetration. We intend to expand our presence in targeted geographies by growing our direct sales force and global partner network. We began our operations in Sweden, have established a substantial foothold in Western Europe and continue to expand globally. We intend to increase our presence in North America by continuing to expand our direct sales force and grow our indirect channel in the region. We also seek to enter new international markets by establishing distribution partnerships to drive sales. We are leveraging our prior experience in Europe with distribution partners and master solution providers to further penetrate international regions, such as the U.S., Japan, Australia, Russia and Brazil.

Further Penetrate Our Existing Customer Base. We intend to increase penetration of existing customers by capitalizing on current users’ satisfaction to promote QlikView to other users and departments within their organizations. Of our approximately 24,000 customers as of December 31, 2011, approximately 25% have been working with the QlikView platform for less than 12 months. We believe a substantial opportunity exists to increase our sales to these customers. Historically, we have migrated new customers from single project and departmental deployments to multi-department deployments by building on the satisfaction and benefits that our customers experience using our platform.

Expand Our OEM Alliances and Strategic Relationships. We believe we have a significant opportunity to expand the use of QlikView through our OEM relationships, which accounted for approximately 7% of our total billings in 2011, as well as through other distribution relationships. We have an ongoing effort to increase our number of OEM alliances with other independent software vendors that license our technology to embed within and enhance their solutions. In addition, we seek to grow the number of relationships with systems integrators and consultants and to use this channel to generate additional inbound customer prospects.

Expand the Adoption of Business Discovery. We have been a pioneer in what we call Business Discovery, or user driven BI. We plan to enhance our current platform by adding new functionality that extends our analytics, visualization and search capabilities to broader use cases. Today, BI is primarily used to solve internally focused decision-making by data analysts and other quantitative professionals. Due to its capabilities, QlikView can be extended to adjacent areas where data-driven decisions are critical, including web site navigation, content search and information management, external data communication, product configuration and e-commerce applications.

Increase Adoption of QlikView with Mobile and Social Business Discovery. QlikView helps people make better business decisions more quickly and easily. QlikView has helped people derive insights from data since we first began shipping software in the late 1990s. The addition of our mobile Business Discovery capabilities in May 2009 enabled business users to help make decisions “on location” and derive insights from people being in a particular place at a particular time. We re-launched mobile Business Discovery in 2011 with our support for tablets and smartphones running HTML5 browsers. The HTML5 approach enables us to support a wide variety of mobile devices, and enables our customers to build applications once and deploy them to any platform. With the introduction of our social Business Discovery capabilities in 2011, we now enable users to more easily derive insights not just from data and place but also from people. With annotations and collaborative sessions, users can collaboratively create QlikView apps, communicate with each other in the context of their decision apps, and explore their business data in real time with others.

Our Product

The QlikView Business Discovery platform can be deployed in a variety of configurations. At the simplest level, a single user can download and install a desktop version of QlikView and run the entire product on a single machine. That user can manually share their work with other users or they can acquire a QlikView server to more easily share information and collaborate in their discoveries. As deployments scale, companies typically have multiple servers serving large user communities who are accessing those servers with a mixture of desktop and web clients, on a wide array of mobile and desktop computing devices. A typical scenario is for a company to start with one or more individuals using the product independently and over time scaling up to large enterprise-wide deployments.

Single User Deployment

QlikView Desktop is designed to provide business users with a simple and efficient way to create analytic applications to solve specific business challenges. QlikView Desktop is a Windows application that is installed on the user’s computer. QlikView Desktop enables the user to load data from disparate sources such as databases, data warehouses, flat files, SAP, Salesforce.com, XML files or web services into the computer’s memory. Users can then create an array of user interface objects such as charts, graphs, tables and listboxes and analyze and visualize the data that is stored in memory. In addition, any user interface elements can be grouped together into a static report suitable for printing or emailing. These analytic applications are valuable on a standalone basis but gain their real value when shared with others in the organization.

We offer QlikView Desktop as a free download (called QlikView Personal Edition) with full capabilities to develop analyses, but with the restriction that users can only use analyses they have built themselves. This is referred to as a Personal Use License and allows users to connect to any underlying data source, load data, build user interfaces and conduct interactive analyses of their data. The Personal Use License limits the use of the QlikView files to the person who created it. To share the analysis with another user, each user must have a QlikView license, rather than a Personal Use License. The Personal Use License provides a way for individuals to learn and gain value from QlikView and also generates leads for our sales organization.

Small Workgroup Deployment

A small workgroup deployment involves the use of multiple QlikView Desktop applications on standalone client machines without a central server. In order to share QlikView data and analysis created by others in the workgroup, each user must have an individual license. Because all data and analysis is contained within a QlikView file by email or other messaging tool, on a portal or on a shared drive, this deployment approach is typically favored by organizations with small user populations and/or poor network connectivity.

Departmental and Enterprise Deployments

Departmental and enterprise deployments utilize a server to provide centralization of all QlikView analysis. The QlikView Server component supports authentication and security models to ensure appropriate user access and simultaneous access to analyses by large user groups. We designed QlikView Server to maximize the use of the processing power of standard multi-core servers by spreading calculations over all available CPU cores. The QlikView Server can be grouped across more than one physical server into clusters to provide fault tolerance and additional scale.

Server based deployments scale from small user groups to enterprise-wide use. We offer the QlikView Server at two license levels: Small Business Edition and Enterprise Edition. Small Business Edition is limited to 25 users and is suitable only for small and midsize deployments. The Enterprise Edition includes capabilities designed for larger and more technically complex implementations.

To manage large deployments of QlikView, we offer our QlikView Publisher component which is an administrative interface for maintaining QlikView analyses. QlikView Publisher enables users to reload data in a QlikView analysis on a periodic basis to ensure that the most current data is available. QlikView Publisher connects to directory servers within organizations and applies user security rules to a QlikView analysis to ensure appropriate user access. QlikView Publisher is licensed on a per server basis and includes a separately licensable option for PDF report distribution capabilities. For large enterprise deployments, multiple QlikView Servers and QlikView Publishers can be clustered to provide load balancing and fail over capabilities.

Access to the QlikView Server is governed by a Client Access License (“CAL”) licensing model. The most common QlikView Server license type is a Named User CAL. In addition to access to the QlikView Server, we offer separately licensable options for other offerings.

QlikView on Premise or in the Cloud

We sell on-premise licenses; however, our users have deployed QlikView on-premise or in the cloud. We also have partners that are using QlikView to deliver software-as-a-service (“SaaS”) BI offerings.

Our Technology

QlikView’s in-memory technology benefits from two important computer hardware trends: 64-bit computing, which increases the amount of memory available on computers, and multi-core central processing units, or CPUs, which allow for parallel processing of complex calculations. Because of these capabilities, QlikView is able to store data in memory and perform real-time calculations sourced from disparate systems. It is our expectation that the amount of available memory and number of CPU cores and processing speed will continue to increase in the future. These expected improvements will drive QlikView’s future performance with minimal incremental investment because we perform calculations in memory and on multiple cores in parallel. Our platform integrates with nearly all data sources and can scale from a single user to enterprise deployments without requiring significant additional infrastructure.

QlikView’s Core Technology: the Basics

QlikView primary architectural principles are to provide business user simplicity, iterative development, and rapid deployment. In developing our solution, we endeavor to obscure the underlying technical complexity from the user while providing powerful, easy-to-use functionality. In-memory technology is important for BI, since it helps speed performance. The QlikView Business Discovery platform:

Holds data in memory for multiple users, for a fast user experience. QlikView holds all the data needed for analysis in memory, where it is available for immediate exploration by users. Users experience zero wait time as QlikView performs the calculations needed to deliver the aggregations users request quickly. QlikView is a multi-user, distributed environment; it stores common calculations and shares them among users, so the calculations do not have to be redone every time someone needs them.

Compresses data to 10% of its original size. QlikView achieves a significant reduction in the size of the data used for analysis using a data dictionary (a hash table) and by using only the number of bits required. For example, the “day of the week” field has only seven possible field values, and these values are stored only once in memory, regardless of how many records contain each value. As a result, QlikView can scale to handle very large data sets without driving up hardware investment costs just to move an entire data set into memory.

Optimizes the power of the processors. QlikView’s ability to perform real-time calculations enables it to handle the calculation of complex measures and metrics quickly. QlikView is designed to spread the calculation load across all available CPU cores and to manage this workload across many concurrent users. QlikView can cache results across users so that the most commonly used calculations are performed the least number of times. Unlike technologies that simply support multi-processor hardware, QlikView is optimized to take advantage of the power of multi-processor hardware, with the goal of maximizing performance and the potential return from hardware investment.

Maintains associations in the data automatically. QlikView’s inference engine enables our associative experience. This engine maintains the associations among every piece of data in the entire data set used in an application; neither developers nor end users have to maintain the associations. As a result, users are not limited to static reports, pre-determined drill paths or pre-configured dashboards. Instead, they can navigate their data up, down, and sideways, exploring it in any way they want.

Calculates aggregations as needed. QlikView’s inference engine calculates aggregations based on selections the user makes, which we call the “state” of the app. As a result, users are not limited to predefined calculations or preconceived insights based on data joins made by IT. Users can define whatever view or type of insight they want and QlikView dynamically calculates the answer. QlikView only calculates the aggregations for which the user asks for; it does not pre-calculate aggregations as often seen in traditional BI approaches.

The QlikView Associative Experience

People process information in non-hierarchical ways when making decisions. Faced with a decision, each person uses a different path to reach a conclusion. We designed QlikView to support this type of decision-making by allowing users to explore data according to their own thought processes, seeing updated calculations and relationships with each QlikView interaction. QlikView is designed to mirror the fluid, associative nature of human thought. With QlikView, users explore data, make discoveries and uncover insights that can be used to help them solve business problems in new ways. Users can gain unexpected insights because QlikView:

Is Designed to Work the Way Peoples’ Minds Work. With QlikView, discovery is flexible. Users can navigate and interact with data any way they want. They are not limited to just following predefined drill paths or using preconfigured dashboards. Users ask and answer streams of questions on their own and in groups and teams, forging new paths to insight and decision. With QlikView, business users can see hidden trends and make discoveries to help speed up business decision making.

Showcases Data Relationships. Traditional BI query tools filter data that is not part of the current query. In contrast, QlikView users can see relationships in the data. They can see not just which data is associated with their selections; they can just as easily see which data is not associated. The user’s selections are highlighted in green. Field values related to the selection are highlighted in white. Unrelated data is highlighted in gray. The result is new insights and unexpected discoveries.

Provides Direct – and Indirect—Search. With QlikView search, users type relevant words or phrases in any order and get associative results. With a global search bar, users can search across the entire data set. With search boxes on individual list boxes, users can confine the search to just that field. Users can conduct both direct and indirect searches.

Rapid, Iterative App Development

We provide a powerful, easy-to-use BI platform that does not include purpose-specific apps when installed out-of-the-box. Each of our customers’ business challenges are unique and change rapidly. This includes customers within the same industry. Therefore, our customers are best positioned to create analytic apps that meet their individual needs, and they require a flexible platform that empowers them to quickly address their challenges.

In many cases, business users can build QlikView apps themselves and can often take over maintenance of apps that developers have built. In contrast, traditional BI solutions require IT or specialized users to get involved whenever new questions arise. QlikView is designed to make it easy for business users to remix and reassemble data in new views and create new visualizations for deeper understanding.

With QlikView, the cycle time between data collection and deployment of analysis to the business user can be as short as a few weeks and sometimes as little as a few days. Neither users nor developers must manage the associations in the data, QlikView maintains the associations automatically. As a result, QlikView customers can go very quickly from prototyping to deployment to refinement. In one single product QlikView facilitates the development of all common types of business analysis, including dashboards, analytic applications or reports, on a single platform with a common user interface. And by moving all data in-memory, QlikView does not require the use of data warehouses for high performance analyses, and this shortens the time to value. At the same time, customers that have already implemented a data warehouse can use QlikView to derive more value from this existing investment.

With QlikView extension objects, designers can create custom visualizations and user interface components for use within QlikView. Extension objects can also be used to bring mapping tools, bar charts, tag clouds, infographic charts or other visualizations into QlikView. Once integrated into QlikView applications, custom and third-party visualizations can take advantage of QlikView’s core capabilities.

Additionally, we license our platform to partners, such as independent software vendors, solution providers and systems integrators, to create a wide variety of applications. We have aligned with partners who have domain specific knowledge and who will use such knowledge to build and support purpose-specific analytic apps that such partners can license directly to a user.

Research and Development

Our research and development (“R&D”) organization is responsible for the design, development, testing and support of our software. Our current R&D efforts are focused on new releases of existing products as well as new products and modules.

As of December 31, 2011, we had 141 people in our R&D organization. The vast majority of our R&D organization is located in Lund, Sweden. The core members of our R&D team have been with our company since as early as 1996. We believe that the tenure of our core development organization provide us with a competitive advantage.

We use an agile philosophy in our development process which encourages broad participation in design and testing and rapid prototyping. We use automated testing extensively throughout our development life cycle. The processes covering the product development life cycle are designed in alignment with the Capability Maturity Model Integration (“for Development CMMI 1.3”), a quality model developed by the Software Engineering Institute (“SEI”) to continuously improve development processes.

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

Our global partner network includes master resellers, elite resellers and resellers. These partners are authorized to sell licenses and to implement and provide first line support for our software platform. A master reseller is generally appointed to extend geographic sales into a territory where we have no direct sales presence. Designation of elite reseller versus reseller is driven by the amount of sales volume that they derive from the sale of our product. Additionally we work with global, national and local system integrators and other technological consulting firms who provide complementary skills, domain or industry experience, as well as geographic coverage.

Our global partner network also includes OEM partners and technology partners, OEM partners use QlikView technology as a bundled or add-on feature in their products and services. Typically OEM partners include software companies, SaaS vendors and information providers. More broadly, this category applies to any organization seeking to leverage QlikView to power the analytics in an existing or new product or in a service offering. Technology partners include providers of data management and analytics engines, and other business applications, operating systems, integration and development tools, as well as hardware platforms. We invest both development and business resources in an attempt to ensure that QlikView is optimized and certified for common technology platforms, allowing our customers to benefit from these expanded solutions with seamless integration.

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

As of December 31, 2011, our global partner network was comprised of more than 1,400 partners in over 100 countries. No individual partner represented more than 3% of our revenues in the fiscal years ended December 31, 2011, 2010 or 2009.

We focus our marketing efforts on increasing brand awareness, communicating product advantages and generating qualified leads for our sales force and channel partners. We rely on a variety of marketing vehicles, including trade shows, advertising, public relations, industry research, our website, QlikCommunity and collaborative relationships with technology vendors. In addition, we work closely with a number of our global partners on co-marketing and lead-generation activities in an effort to broaden our marketing reach.

Global Services

We complement our core product with a complete range of services to ensure successful deployment and usage of QlikView. This includes educational services for clients ramping up and learning about QlikView; maintenance and support, and expert services to provide in-depth technical assistance for more complex implementations.

Educational Services. QlikView Education Services offers a number of training choices to our customers and partners to support the knowledge and skills development needed to build, design, deploy and administer QlikView. QlikView Education Services accelerates the path to full business discovery by preparing interested users to be ready to use QlikView. We offer an array of live classroom, virtual classroom and on-demand training courses, as well as tailored, private onsite classroom training. Our courses include training on all aspects of the product, from introductory on-demand mini-courses to multi-day hands-on deep technical classroom sessions.

Maintenance and Support. Our customers generally receive one year of software maintenance and support as part of their initial license of our software platform and have the option annually to renew their maintenance agreements. These annual maintenance agreements provide customers the right to receive unspecified software updates, maintenance releases and patches, and unlimited access to our support services. We provide support from our support offices in Lund, Sweden; Raleigh, North Carolina; Dusseldorf, Germany; Tokyo, Japan; and Sydney, Australia.

Services. Our revenue model is license driven with most deployments requiring limited professional services. We believe that this enables our customers to achieve rapid time-to-value. While the vast majority of implementation projects are conducted by our partners, we have also established an expert services department to support customers and partners with more in-depth technical know-how and best practices about our product including implementation, scripting, user interface design, application development and security management. We also utilize and promote QlikCommunity as a supplemental support resource for our customers.

Customers

As of December 31, 2011, we had approximately 24,000 active customers in over 100 countries. Our customers conduct their respective businesses in numerous industry verticals, including consumer packaged goods, financial services, pharmaceuticals, retail, manufacturing, technology and healthcare. We do not believe our business is substantially dependent on any particular customer as no customer represented more than 2% of our revenue for fiscal years ended December 31, 2011, 2010 or 2009. Our target markets are not confined to certain industries and geographies as we are focused on providing a solution that generally meets the needs of business users.

Brand and Intellectual Property

Our intellectual property is an essential element of our business. We own registered trademarks for the “Qlik” and “QlikView” name. We rely on a combination of copyright, patent, trademark, trade dress and trade secrecy laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights both domestically and abroad. These laws, procedures and restrictions provide only limited protection. As of December 31, 2011, we had three issued U.S. patents and had two pending applications for U.S. patents. In addition, as of December 31, 2011, we had 19 issued and eight pending applications for foreign patents. Any future patents issued to us may be challenged, invalidated or circumvented. Any patents that might be issued in the future, with respect to pending or future patent applications, may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. We endeavor to enter into agreements with our employees and contractors and with parties with whom we do business in order to limit access to and disclosure of our proprietary information.

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

Competition

Our technology utilized in our software platform and differentiated business model help us to compete in the highly competitive BI market. We face competition from many companies that are offering, or may soon offer, products that compete with our software platform.

To date, we have primarily faced competitors in several broad categories, including BI software, analytical processes, query tools, web-based reporting tools and report delivery technology. Independent competitors that are primarily focused on BI products include, among others, Actuate, Information Builders, MicroStrategy, the SAS Institute, Tableau and TIBCO. We also compete with large software corporations, including suppliers of enterprise resource planning software, that provide one or more capabilities competitive with our products, such as IBM, Microsoft, Oracle and SAP AG. We believe we generally compete favorably with respect to these competitors; however, some of our current competitors and potential competitors have advantages over us, such as:

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

See Part I, Item 1A of this Annual Report on Form 10-K entitled “Risk Factors” for further discussion regarding our competition.

Culture and Employees

As a global company, we had 1,054 employees as of December 31, 2011, of which 255 were employed in the U.S. and 799 were employed outside the U.S. We believe that having a strong company culture and set of values is critical to our success. Our corporate culture provides us with a competitive advantage by supporting our ability to keep our market offering consistent despite a globally diverse employee base. To communicate and reinforce our culture, we have a set of corporate values which provide a framework for guiding employees in implementation of our business model without direct managerial control. Our values are:

•	challenge the conventional

•	move fast, but be thorough

•	open and straightforward

•	take responsibility

•	teamwork yields the best results.

Our values are taught and reinforced from the moment new employees join our company. Shortly after being hired, all employees attend QlikAcademy, a week-long training session in Lund, Sweden, to learn about our product, our sales model and our cultural values. Our values form the fabric of our work ethic, and we believe that they enable us to quickly recruit, properly develop and manage our highly talented employees. Our culture encourages the iteration of ideas to address complex technical challenges. In addition, we embrace individual thinking and creativity. Despite our growth, we constantly seek to maintain a small-company feel that promotes interaction and the exchange of ideas among employees. We try to minimize company hierarchy to facilitate meaningful communication among employees at all levels and across all departments. This openness extends to our partners and customers, as well as allowing us to establish strong relationships that contribute to our growth.

Every year since 2000, we have hosted an annual QlikTech summit. This is where we bring together all our employees in one location to build cross-border relationships and to facilitate communications. During the summit we update employees on our progress, provide training around new initiatives, host presentations by industry speakers and key customers and allow open interaction between employees from around the world. Our summit is a critical mechanism for promoting consistent and efficient execution of the year’s strategic plan. Having the summit at a single time and in a single location provides our globally distributed organization with an opportunity to share ideas and best practices. We believe that the summit is one of the key elements in maintaining a strong company culture among our employees.

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

In addition, our company website can be found on the internet at http://www.qlikview.com. The website contains information about us, QlikView and our operations. Copies of each of our filings with the SEC on Form 10-K, Form 10-Q and Form 8-K and all amendments to those reports, can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. To view the reports, access http://investor.qlikview.com and click on “Financial Information.” References to our company website address in this report are intended to be inactive textual references only, and none of the information contained on our website is part of this report or incorporated in this report by reference.

ITEM 1A.	RISK FACTORS

Our business is subject to numerous risks. You should carefully consider the risks described below together with the other information set forth in this Annual Report on Form 10-K and other documents we file with the SEC, which could materially affect our business, financial condition, and future results. Past financial performance should not be considered to be a reliable indicator of future performance. The risks described below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and the price of our common stock.

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

Our operating results have varied in the past. In addition to other risk factors listed in this “Risk Factors” section, factors that may affect our quarterly operating results, business and financial condition include the following:

•	demand for our software platform and services and the size and timing of orders

•	market acceptance of our current and future products

•	a slowdown in spending on information technology and software by our current and/or prospective customers

•	sales cycles and performance of our indirect channel partners and original equipment manufacturers (known as OEMs)

•	budgeting cycles of our customers

•	the management, performance and expansion of our international operations

•	the rate of renewals of our maintenance agreements

•	changes in the competitive dynamics of our markets

•	our ability to control costs, including our operating expenses

•	customers delaying purchasing decisions in anticipation of new products or product enhancements by us or our competitors

•	the outcome or publicity surrounding any pending or threatened lawsuits

•	the timing of recognizing revenue in any given quarter as a result of revenue recognition rules

•	the timing and amount of our tax benefits or tax expenses as a result of, among other things, complex tax laws in the jurisdictions in which we operate

•	an increase in the rate of product returns

•	foreign currency exchange rate fluctuations

•	the seasonality of our business

•	failure to successfully manage any acquisitions

•	general economic and political conditions in our domestic and international markets.

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

We are dependent on a single product, our QlikView Business Discovery Platform. Our business would be harmed by a decline in demand for, or in the price of, our software platform as a result of, among other factors:

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

In addition to our direct sales force, we use strategic indirect channel partners, such as distribution partners, value-added resellers, system integrators and OEMs to license and support our software platform. For the year ended December 31, 2011, transactions by indirect channel partners accounted for more than 50% of our total product licenses and first year maintenance billings.

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

In addition, we rely on our channel partners to operate in accordance with the terms of their contractual agreements with us. For example, our agreements with our channel partners limit the terms and conditions pursuant to which they are authorized to resell or distribute our software platform and offer technical support and related services. We also typically require our channel partners to provide us with the dates and details of product license transactions sold to end user customers. If our channel partners do not comply with their contractual obligations to us, our business, results of operations and financial condition may be harmed.

If we are unable to expand our direct sales capabilities, we may not be able to generate increased revenues.

In order to succeed, we must expand our direct sales force to generate increased revenue from new customers. We have and intend to continue to increase our number of direct sales professionals. New hires require training and take time to achieve full productivity. We cannot be certain that recent or future new hires will become as productive as necessary or that we will be able to hire enough qualified individuals in the future. Failure to hire qualified direct sales personnel will preclude us from expanding our business and growing our revenue.

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

We receive a significant portion of our total revenues from international sales from foreign direct and indirect operations. International revenues accounted for approximately 73% of our total revenues for the year ended December 31, 2011, 75% of our total revenues for the year ended December 31, 2010 and 77% of our total revenues for the year ended December 31, 2009. We have facilities located in Australia, Austria, Belgium, Canada, Denmark, Finland, France, Germany, Hong Kong, India, Japan, the Netherlands, Norway, Portugal, Russia, Singapore, Spain, Sweden, Switzerland, the United Arab Emirates and the United Kingdom. We expect to continue to add personnel in these and additional countries. Our international operations require significant management attention and financial resources.

There are certain risks inherent in our international business activities including, but not limited to:

•	managing and staffing international offices and the increased costs associated with multiple international locations

•	maintaining relationships with indirect channel partners outside the U.S., whose sales and lead generation activities are very important to our international operations

•	multiple legal systems and unexpected changes in legal requirements

•	tariffs, export restrictions, trade barriers and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets

•	trade laws and business practices favoring local competition

•	costs of localizing products and potential lack of acceptance of localized versions

•	potential tax issues, including restrictions on repatriating earnings, multiple and conflicting and complex tax laws and regulations

•	employer payroll tax withholdings with respect to exercises by employees of options to purchase common stock

•	weaker intellectual property protection in some countries

•	difficulties in enforcing contracts and collecting accounts receivable, longer sales cycles and longer payment cycles, especially in emerging markets

•	the significant presence of some of our competitors in certain international markets

•	our ability to adapt to sales practices and customer requirements in different cultures

•	political instability, including war and terrorism or the threat of war and terrorism

•	adverse economic conditions, including the stability and solvency of business financial markets, financial institutions and sovereign nations.

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

In addition, compliance with foreign and U.S. laws and regulations that are applicable to our international operations is complex and may increase our cost of doing business in international jurisdictions, and our international operations could expose us to fines and penalties if we fail to comply with these regulations. These laws and regulations include import and export requirements, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials. Although we have implemented policies and procedures designed to help ensure compliance with these laws, there can be no assurance that our employees, partners and other persons with whom we do business will not take actions in violation of our policies or these laws. Any violations of these laws could subject us to civil or criminal penalties, including substantial fines or prohibitions on our ability to offer our products and services in one or more countries, and could also materially damage our reputation, our brand and our international expansion efforts.

Our failure to manage any of these risks successfully could harm our international operations, business operating results and financial condition and reduce our international sales.

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

The emergence of new industry standards in related fields may adversely affect the demand for our existing software platform. Our business and results of operations may be adversely affected if new technologies emerged that were incompatible with customer deployments of our software platform. We currently support Open Database Connectivity, or ODBC, and Object Linking and Embedding Database, or OLEDB, standards in database access technology. If we are unable to adapt our software platform on a timely basis to new standards in database access technology, the ability of our software platform to access customer databases could be impaired. In addition, the emergence of new server operating systems standards could adversely affect the demand for our existing software platform. Our platform currently requires the Windows Server operating system when deployed on a server, as used in most multi-user deployments. If customers are unwilling to use a Windows Server, we may not be able to achieve compatibility on a timely basis or without substantial research and development and support expense. We currently support all generally available client operating systems that run industry standard web browsers, but we cannot provide assurance that we will be able to support future client operating systems and web browsers in a timely and cost-effective manner, if at all.

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

The creation of business intelligence software is inherently complex. The development and testing of new products and product enhancements can require significant research and development expenditures. As a result, substantial delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could harm our business, operating results and financial condition. We may not successfully develop and market product enhancements or new products that respond to technological change or new customer requirements. Even if we introduce a new product, we may experience a decline in revenues of our existing products that is not fully matched by the new product’s revenue. For example, customers may delay making purchases of a new product to make a more thorough evaluation of the product, or until industry and marketplace reviews become widely available. In addition, we may lose existing customers who choose a competitor’s product rather than migrate to our new product. This could result in a temporary or permanent revenue shortfall and harm our business.

Our business depends on customers renewing their annual maintenance contracts and our ability to collect renewal fees.

Any decline in maintenance renewals could harm our future operating results. We sell our software platform pursuant to a perpetual license with a fixed upfront fee which ordinarily includes one year of maintenance as part of the initial price. Our customers have no obligation to renew their maintenance agreements after the expiration of this initial period, and they may not renew these agreements. We may be unable to predict future customer renewal rates accurately. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our software platform, the prices of our software platform, the prices of products and services offered by our competitors, reductions in our customers’ spending levels or general or industry-specific economic conditions. If our customers do not renew their maintenance arrangements or if they renew them on less favorable terms, our revenue may decline and our business will suffer. A substantial portion of our quarterly maintenance revenue is attributable to maintenance agreements entered into during previous quarters. As a result, if there is a decline in renewed maintenance agreements in any one quarter, only a small portion of the decline will be reflected in our maintenance revenue recognized in that quarter and the rest will be reflected in our maintenance revenue recognized in the following four quarters or more. In addition, we may have difficulties collecting renewal fees from our customers, especially in regards to customers located in emerging international markets or markets experiencing slowed growth and recessions. If we are unable to collect renewal fees from customers, our business, results of operations and financial condition will be harmed.

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

We face competitors in several broad categories, including business intelligence software, analytical processes, query, search and reporting tools. We compete with large software corporations, including suppliers of enterprise resource planning software that provide one or more capabilities that are competitive with our software platform, such as IBM (which acquired Cognos in 2008), Microsoft, Oracle (which acquired Hyperion Solutions in 2007) and SAP AG (which acquired Business Objects in 2008), and with open source business intelligence vendors, including Pentaho and JasperSoft. Open source software is software that is made widely available by its authors and is licensed “as is” for a nominal fee or, in some cases, at no charge. As the use of open source software becomes more widespread, certain open source technology could become competitive with our proprietary technology, which could cause sales of our products to decline or force us to reduce the fees we charge for our products. We also compete, or may increasingly in the future compete, with various independent competitors that are primarily focused on business intelligence products, such as Actuate, Information Builders, MicroStrategy, the SAS Institute, Tableau Software and TIBCO. We expect additional competition as other established and emerging companies or open source vendors enter the business intelligence software market and new products and technologies are introduced.

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

Current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others. By doing so, these competitors may increase their ability to meet the needs of our current or potential customers. Our current or prospective indirect channel partners may establish cooperative relationships with our current or future competitors. These relationships may limit our ability to sell our software platform through specific distribution channels. Accordingly, new competitors or alliances among current and future competitors may emerge and rapidly gain significant market share. These developments could limit our ability to obtain revenues from new customers and to sustain maintenance revenues from our installed customer base. If we are unable to compete successfully against current and future competitors, our business, operating results and financial condition would be harmed.

If customers demand business intelligence software to be provided via a “software as a service” business model, our business could be harmed.

Software as a service, or SaaS, is a model of software deployment where a software provider typically licenses an application to customers for use as a service on demand through web browser technologies. A SaaS business model can require a vendor to undertake substantial capital investments and related sales and support resources and personnel. If customers were to require business intelligence software like QlikView to be provided via a SaaS deployment, we would need to undertake these investments in order to implement this alternative business model. If the prevalence of cloud-based data increases, current and prospective customers may increasingly demand SaaS-based business intelligence software platforms. In addition, we would be obligated to apply new revenue recognition policies. Even if we undertook these investments, we may be unsuccessful in implementing a SaaS business model. These factors could harm our business, operating results and financial condition.

If we fail to develop our brand cost-effectively, our business may be harmed.

We believe that developing and maintaining awareness and integrity of our brand in a cost effective manner are important to achieving widespread acceptance of our existing and future products and are important elements in attracting new customers and maintaining existing customers. We believe that the importance of brand recognition will increase as competition in our market further intensifies. Successful promotion of our brand will depend on the effectiveness of our marketing efforts and on our ability to provide reliable and useful products at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in building our brand. We also rely on our customer base and community of end-users in a variety of ways, including to give us feedback on our products and to provide user-based support to our other customers. If we fail to promote and maintain our brand successfully or to maintain loyalty among our customers and QlikCommunity, our user community, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract new customers or retain our existing customers and our business may be harmed.

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

A failure to manage our growth effectively could harm our business, operating results, financial condition and ability to market and sell our software platform and maintenance services.

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

Our future success depends in a large part upon the continued service of key members of our senior management team. In particular, Lars Björk, our Chief Executive Officer, is critical to the overall management of QlikTech, as well as the development of our technology, our culture and our strategic direction. The loss of any of our management or key personnel could seriously harm our business.

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

In order to remain competitive, we must continue to develop new products, applications and enhancements to our existing software platform. This is particularly true as we further expand our product capabilities. Maintaining adequate research and development resources, such as the appropriate personnel, talent and development technology, to meet the demands of the market is essential. Our research and development organization is primarily located in Lund, Sweden, and we may have difficulty hiring suitably skilled personnel in this region or expanding our research and development organization to facilities located in other geographic locations. In addition, many of our competitors expend a considerably greater amount of resources on their respective research and development programs. Our failure to maintain adequate research and development resources or to compete effectively with the research and development programs of our competitors would present an advantage to such competitors.

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

Our revenues are difficult to forecast and are likely to fluctuate significantly from period to period. We base our operating expense budgets on expected revenue trends, and many of our expenses, such as office and equipment leases and personnel costs, will be relatively fixed in the short term and will increase as we continue to make investments in our business and hire additional personnel. Our estimates of sales trends may not correlate with actual revenues in a particular quarter or over a longer period of time. Variations in the rate and timing of conversion of our sales prospects into actual licensing revenues could cause us to plan or budget inaccurately and those variations could adversely affect our financial results. In particular, delays or reductions in amount or cancellation of customers’ purchases on our software platform would adversely affect the overall level and timing of our revenues, and our business, results of operations and financial condition could be harmed. Due to the relatively fixed nature of many of our expenses, we may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall.

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

Responding to any infringement claim, regardless of its validity, or discovering open source software code in our product could harm our business, operating results and financial condition, by, among other things:

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

As of December 31, 2011, we had three issued U.S. patents and two pending applications for U.S. patents expiring at various times ranging from 2015 through 2020 and 19 issued and eight pending applications for foreign patents expiring at various times ranging from 2015 through 2028. We rely on a combination of copyright, trademark, patent, trade secrets, confidentiality procedures and contractual commitments to protect our proprietary information. For example, we license our software platform pursuant to click-wrap or signed license agreements that impose certain restrictions on a licensee’s ability to utilize the software. We also seek to avoid disclosure of our intellectual property, including by requiring those persons with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code.

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

Prolonged economic uncertainties or downturns could materially harm our business.

Our operations and performance depend significantly on worldwide economic conditions, and we derived 59% of our revenue for the fiscal year ended December 31, 2011 in Europe. Current or future economic downturns could harm our business and results of operations. Negative trends in the general economy in the U.S., Europe and the other jurisdictions in which we do business, including trends resulting from actual or threatened military action, terrorist attacks and financial and credit market fluctuations, could cause a decrease in corporate spending on business intelligence software in general and negatively affect the rate of growth of our business and our results of performance.

General worldwide economic conditions have experienced a significant downturn. For instance, the macroeconomic condition of some countries in which we operate has been hindered by unemployment, budget deficits, high public debt, the risk of defaults on sovereign debt and potential or actual private bank failures. These conditions make it extremely difficult for our customers and us to accurately forecast and plan future business activities, and they could cause our customers to slow spending on our products and services which would delay and lengthen sales cycles. Furthermore, during challenging economic times our customers may face issues in gaining timely access to sufficient credit which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our operating results would be harmed.

We maintain operating or other bank accounts at financial institutions in the U.S., Sweden and other regions. In particular, a significant amount of our cash balances in the U.S. and Sweden are in excess of the insurance limits of the U.S. government’s Federal Deposit Insurance Corporation, or FDIC, and Swedish government’s Swedish Deposit Insurance Scheme, or Insättningsgarantin. The FDIC insures deposits in most banks and savings associations located in the U.S. and protects depositors against the loss of their deposits if an FDIC-insured bank or savings association fails, subject to specified monetary ceilings. Similarly, the Swedish Deposit Insurance Scheme is a state-provided guarantee of deposits in accounts at Swedish banks, subject to specified monetary ceilings. We could incur substantial losses if the underlying financial institutions in these or other regions fail or are otherwise unable to return our deposits.

We have a significant number of customers in the consumer products and services, manufacturing and financial services industries. A substantial downturn in these industries may cause organizations to react to worsening conditions by reducing their capital expenditures in general or by specifically reducing their spending on information technology. Customers in these industries may delay or cancel information technology projects or seek to lower their costs by renegotiating vendor contracts. Also, customers with excess information technology resources may choose to develop in-house software solutions rather than obtain those solutions from us. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our products.

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

As part of our business strategy, we may from time to time seek to acquire businesses or assets that provide us with additional intellectual property, customer relationships and geographic coverage. We can provide no assurances that we will be able to find and identify desirable acquisition targets or that we will be successful in entering into a definitive agreement with any one target. In addition, even if we reach a definitive agreement with a target, there is no assurance that we will complete any future acquisition.

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

In addition to the risks commonly encountered in the acquisition of a business or assets as described above, we may also experience risks relating to the challenges and costs of closing a transaction. The risks described above may be exacerbated as a result of managing multiple acquisitions at once.

Business disruptions could affect our operating results.

A significant portion of our research and development activities and certain other critical business operations are concentrated at a single facility in Sweden. In addition, a significant amount of our management operations are concentrated in a single facility in Radnor, Pennsylvania. We are also a highly automated business and a disruption or failure of our systems could cause delays in completing sales and providing services. A major natural disaster, fire, act of terrorism or other catastrophic event that results in the destruction or disruption of any of our critical business operations or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be harmed.

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

As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC imposes various requirements on public companies, including requirements with respect to corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have substantially increased our legal and financial compliance costs and made some activities more time-consuming and costly. We also expect these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

If we fail to maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal control over financial reporting and disclosure controls and procedures. Under the SEC’s current rules, beginning with the year ending December 31, 2011, we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our independent registered public accounting firm is also required to report on our internal control over financial reporting. Our testing and our independent registered public accounting firm’s testing may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses and render our internal control over financial reporting ineffective. Due to the extent of our international operations, our financial reporting requires substantial international activities, resources and reporting consolidation. We are also subject to complex tax laws, regulations, accounting principles and interpretations thereof. We have and expect to continue to incur substantial accounting and auditing expense and to expend significant management time in complying with the requirements of Section 404. If we are not able to maintain compliance with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to investigations or sanctions by the SEC, the Financial Industry Regulatory Authority, Inc., known as FINRA, or other regulatory authorities. In addition, we could be required to expend significant management time and financial resources to correct any material weaknesses that may be identified or to respond to any regulatory investigations or proceedings.

We have previously identified material weaknesses in our internal control over financial reporting, and if we are unable to achieve and maintain effective internal control over financial reporting, this could have a material adverse effect on our business and common stock price.

We produce our consolidated financial statements in accordance with the requirements of United States generally accepted accounting principles (“U.S. GAAP”). Effective internal controls are necessary for us to provide reliable financial reports to help mitigate the risk of fraud and to operate successfully as a publicly traded company. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

Subsequent to filing our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 and as a result of ongoing enhancement to our internal controls related to income tax accounting, our management became aware that we did not maintain effective controls over the preparation and review of accounting for income taxes for the periods ended March 31, 2011, June 30, 2011, and September 30, 2011. This resulted in an error in our interim consolidated financial data as originally reported in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2011, June 30, 2011, and September 30, 2011. Our management, with the concurrence of the audit committee of our board of directors, concluded that the interim consolidated financial data for the quarterly periods ended March 31, 2011, June 30, 2011 and September 30, 2011 should no longer be relied upon. We included restatements of the interim consolidated financial data for those periods in this annual report on Form 10-K and did not amend the Quarterly Reports on Form 10-Q relating to such periods to reflect such restatements. Accordingly, our management determined that this control deficiency constituted a material weakness in internal control over financial reporting as of March 31, 2011, June 30, 2011, and September 30, 2011. We believe that such material weakness has been remediated as of December 31, 2011. We have implemented additional internal controls around accounting for income taxes which also will be applied to future interim periods. We believe that these implemented controls will reduce to an acceptably low level the risk that material errors in the accounting for income taxes will not be detected. In addition, we completed a U.S. entity restructuring in December 2011 which eliminated the corporate structure that contributed to the restatements.

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2009, we identified a material weakness in the design and operation of our internal controls over financial reporting relating to the accounting for expenses in one of our European operating subsidiaries. Specifically, we determined that we had insufficient reconciliation and oversight of our accounting for accrued and prepaid expenses in one of our European operating subsidiaries during our financial statement close process which would have resulted in the overstatement of our assets and liabilities in the consolidated balance sheet and an overstatement of operating expenses and understatement of net income. During 2010, we implemented procedures and controls designed to improve communication and overview of financial reporting by our geographic territories, including the affected operating subsidiary noted above. We believe we have remediated this material weakness.

Although we believe we have addressed the internal control deficiencies that led to the restatement and material weaknesses, the measures we have taken may not be effective given our global operations, distribution capabilities and the complex tax laws as to which we are subject, and we may not be able to implement and maintain effective internal control over financial reporting in the future. If we have these issues or other material weaknesses in the future, it could affect the financial results that we report or create a perception that those financial results do not fairly state our financial condition or results of operations. Either of those events could have an adverse effect on the value of our common stock.

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

We are subject to complex taxes in the U.S. and a variety of foreign jurisdictions. All of these jurisdictions have in the past and may in the future make changes to their corporate income tax rates and other income tax laws which could increase our future income tax provision.

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

Our determination of our tax liability is subject to review by applicable U.S. and foreign tax authorities. Any adverse outcome of such a review could harm our operating results and financial condition. The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is complex and uncertain. Moreover, as a multinational business, we have subsidiaries that engage in many intercompany transactions in a variety of tax jurisdictions where the ultimate tax determination is complex and uncertain.

We are also subject to non-income taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes in the United States and various foreign jurisdictions. We are regularly audited by tax authorities with respect to these non-income taxes and may have exposure to additional non-income tax liabilities which could have an adverse effect on our results of operations and financial condition. In addition, our future effective tax rates could be favorably or unfavorably affected by changes in tax rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or their interpretation. Such changes could have a material adverse impact on our financial results.

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

The trading market for our common stock may be influenced by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us adversely change their recommendation regarding our stock, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, interest in our stock could decrease, which could cause our stock price or trading volume to decline.

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

In addition, the stock market in general, the Nasdaq Stock Exchange Global Select Market (“Nasdaq”) and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. These broad market and industry factors may materially harm the market price irrespective of our operating performance. As a result of these factors, an investor might be unable to resell their shares at or above the price paid. In addition, in the past, following periods of volatility in the overall market or the market price of a company’s securities, securities class action litigation has often been instituted against the affected company. This type of litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Future sales of our common stock in the public market, including sales by our stockholders with significant holdings, may depress our stock price.

The market price of our common stock could drop due to sales of a large number of shares or the perception that such sales could occur, including sales or perceived sales by our directors, officers or large stockholders. These sales could also make it more difficult or impossible for us to sell equity securities in the future at a time and price that we deem appropriate to raise funds through future offerings of equity securities.

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

Our global corporate headquarters and principal executive offices are located in Radnor, Pennsylvania. In November 2010, we entered into an amendment to the lease for our global corporate headquarters and principal executive offices which increased the aggregate rentable square footage to approximately 39,200 square feet. Our development offices are located in Lund, Sweden. In May 2011, we began to occupy a new leased facility in Lund, Sweden. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments & Off-Balance Sheet Arrangements.”

	September 30,	September 30,	September 30,	September 30,
Location	Type of Facility	Size (sq. ft)	Ownership Status	Lease Expiration Date

Radnor, Pennsylvania	Global Headquarters	39,200	Leased	October 31, 2021
Lund, Sweden	Corporate and Research & Development	121,100	Leased	April 30, 2019

We maintain other leased locations in the U.S. and throughout the world. In the U.S., we lease additional office space in Irving, Texas, Itasca, Illinois, Newton, Massachusetts, New York, New York, Raleigh, North Carolina and San Mateo, California. Throughout the world, we lease offices in Australia, Austria, Belgium, Canada, Denmark, Finland, France, Germany, Hong Kong, India, Japan, the Netherlands, Norway, Portugal, Russia, Singapore, Spain, Sweden, Switzerland, the United Arab Emirates and the United Kingdom. We believe our current facilities and planned expansion facilities will be adequate for the foreseeable future; however, we will continue to seek additional space as needed to satisfy any growth.

ITEM 3.	LEGAL PROCEEDINGS

We are party to legal proceedings in the ordinary course of business and we may from time to time become subject to additional proceedings or additional claims or remedies sought in current proceedings. These actions typically seek, among other things, breach of contract or employment-related damages, intellectual property claims for damages, punitive damages, civil penalties or other losses or declaratory relief. Although there can be no assurance as to the outcome of any such proceedings, we do not believe any of the proceedings currently pending, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, operating results or financial condition. See risks discussed in the section titled “Risk Factors” for more information.

Our intellectual property is an essential element of our business. We own registered trademarks for the “Qlik” and “QlikView” name. We rely on a combination of copyright, trademark, trade dress and trade secrecy laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights both domestically and abroad. These laws, procedures and restrictions provide only limited protection. As of December 31, 2011, we had three issued U.S. patents and had two pending applications for U.S. patents. In addition, as of December 31, 2011, we had 19 issued and eight pending applications for foreign patents. Any future patents issued to us may be challenged, invalidated or circumvented. Any patents that might be issued in the future, with respect to pending or future patent applications may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. We endeavor to enter into agreements with our employees and contractors and with parties with whom we do business in order to limit access to and disclosure of our proprietary information.

ITEM 4.	Mine Safety Disclosures

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on Nasdaq under the symbol “QLIK.” The following table sets forth, for the period indicated, the high and low sales prices of our common stock as reported by Nasdaq.

	September 30,	September 30,	September 30,	September 30,
	Common Stock Price
	2011		2010
	High	Low	High	Low

First quarter	$28.89	$21.81	$—	$—
Second quarter	$34.56	$25.99	$—	$—
Third quarter	$35.62	$21.12	$27.70	$12.00
Fourth quarter	$31.71	$19.59	$29.25	$20.55

As of February 13, 2012, there were approximately 74 holders of record of our common stock. The number of holders of record of our common stock does not reflect the number of beneficial holders whose shares are held by depositors, brokers or other nominees.

Dividend Policy

We have never declared or paid any cash or stock dividends on our common stock. It is our policy to retain earnings to finance the growth and development of our business and, therefore, we do not anticipate declaring or paying any cash or stock dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information regarding our equity compensation plans in effect as of December 31, 2011:

	September 30,		September 30,		September 30,
Plan Category	Number of Securities to be Issued for Stock-based Compensation Awards		Weighted-Average Exercise Price of Stock-based Compensation Awards		Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)		(c)

Equity compensation plans approved by security holders	9,334,129	(1)	$11.82	(2)	2,728,693	(3)

Equity compensation plans not approved by security holders	—		—		—

Total	9,334,129	(1)	$11.82	(2)	2,728,693	(3)

(1)

Includes 3,200,383 shares issuable upon exercise of outstanding options, 86,692 shares issuable upon settlement of RSU’s and 387,786 MVSSSARs under the 2010 Equity Incentive Plan. Includes 4,263,914 shares issuable upon exercise of outstanding options under the 2007 Equity Incentive Plan. Includes 1,395,354 shares issuable upon exercise of outstanding options under the 2004 Equity Incentive Plan.

(2)	Does not take into account RSU’s, which have no exercise price.

(3)

On January 1 of each year, the number of shares reserved under the 2010 Equity Incentive Plan is automatically increased by 3.75% of the total number of shares of Common Stock that are outstanding at that time, or, if less, by 3,300,000 shares (or such lesser number as may be approved by the Company’s board of directors).

Stock Performance Graph

The following graph compares the total cumulative shareholder return on our common stock since July 16, 2010, the date our stock commenced public trading, through December 31, 2011 to two indices: the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Index. The graph assumes an initial investment of $100 in our common stock and in each of the indices (including reinvestment of dividends). The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

	September 30,	September 30,	September 30,	September 30,
	July 16, 2010	December 31, 2010	June 30, 2011	December 31, 2011

Qlik Technologies Inc.	$100.00	$202.11	$266.09	$189.06
NASDAQ Composite	$100.00	$126.26	$132.24	$124.60
NASDAQ Computer & Data Processing	$100.00	$131.76	$134.47	$128.87

Recent Sales of Unregistered Securities

In 2011, we issued 60,560 shares of unregistered common stock upon the net exercise of previously granted common stock options. The securities described in this paragraph were issued pursuant to written compensatory plans or arrangements with our employees, directors, and consultants in reliance on the exemptions provided by either Section 4(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act. All securities described in this paragraph are deemed restricted securities for purposes of the Securities Act. The instruments representing such issued securities included appropriate legends setting forth that the securities had not been registered and the applicable restrictions on transfer.

Use of Proceeds

In July 2010, we completed the initial public offering of shares of our common stock. The offer and sale of all of the shares in the initial public offering (“IPO”) were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-165844), which was declared effective by the SEC on July 15, 2010. Our portion of the net proceeds from the IPO was approximately $115.1 million after deducting underwriting discounts of $9.0 million and offering costs of $4.7 million.

We used approximately $5.4 million of the net proceeds from the IPO to repay in full the principal and accrued interest and prepayment fee on our prior debt facility. We intend to use the balance of the net proceeds from the IPO for working capital and other general corporate purposes, including financing our growth, enhancing our existing products, developing new products and funding capital expenditures. Pending such usage, we have invested the net proceeds primarily in short-term, interest-bearing money market accounts.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The consolidated statements of operations data for the three years ended December 31, 2011 and the consolidated balance sheet data as of December 31, 2011 and 2010 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2009, 2008 and 2007 have been derived from our audited consolidated financial statements that do not appear in this Annual Report on Form 10-K. The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” set forth below and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except share and per share data)
Consolidated statements of operations data:
Revenue:
License revenue	$204,414	$145,225	$99,864	$74,446	$51,482
Maintenance revenue	89,129	59,846	41,390	29,401	17,747
Professional services revenue	27,076	21,450	16,105	14,417	11,357

Total revenue	320,619	226,521	157,359	118,264	80,586
Cost of revenue:
License revenue	3,540	3,670	3,663	3,071	2,949
Maintenance revenue	6,787	4,089	1,709	1,410	619
Professional services revenue	24,020	16,319	12,017	9,693	8,289

Total cost of revenue	34,347	24,078	17,389	14,174	11,857

Gross profit	286,272	202,443	139,970	104,090	68,729
Operating expenses:
Sales and marketing	178,456	125,059	95,655	74,936	48,822
Research and development	24,870	13,798	8,947	8,387	5,530
General and administrative	63,287	36,018	22,202	19,216	14,319

Total operating expenses	266,613	174,875	126,804	102,539	68,671

Income from operations	19,659	27,568	13,166	1,551	58
Other income (expense), net	(795)	(6,854)	(4,529)	3,304	(463)

Income (loss) before provision for income taxes	18,864	20,714	8,637	4,855	(405)
Benefit (provision) for income taxes	(9,820)	(7,198)	(1,776)	(1,860)	40

Net income (loss)	$9,044	$13,516	$6,861	$2,995	$(365)

Net income (loss) per common share:
Basic	$0.11	$0.24	$0.07	$0.01	$(0.03)
Diluted	$0.11	$0.21	$0.06	$0.01	$(0.03)
Weighted average number of common shares:
Basic	82,043,958	45,232,782	16,267,186	14,552,999	13,526,926
Diluted	85,574,414	52,061,916	20,778,448	16,523,443	13,526,926

The chart above includes the following stock-based compensation expense:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)

Cost of revenue	$701	$188	$82	$39	$12
Sales and marketing	5,672	1,572	733	285	103
Research and development	710	96	79	19	6
General and administrative	3,123	1,162	585	388	69

	$10,206	$3,018	$1,479	$731	$190

	September 30,	September 30,	September 30,	September 30,	September 30,
	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated balance sheet data:

Cash and cash equivalents	$177,413	$158,712	$24,852	$14,800	$9,214
Working capital	182,020	151,175	14,829	12,155	2,411
Total assets	317,708	265,064	102,967	67,018	50,684
Deferred revenue, including current portion	67,116	50,024	35,575	22,143	17,297
Long-term debt, including current portion	—	—	11,436	10,762	1,855
Total liabilities	128,173	105,874	88,169	60,485	47,660
Convertible preferred stock	—	—	23,901	23,901	23,901
Total stockholders’ equity (deficit)	189,535	159,190	(9,103)	(17,368)	(20,877)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Annual Report on Form 10-K, including those set forth under “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations are provided to help provide an understanding of our financial condition and results of operations. This item of our Annual Report on Form 10-K is organized as follows:

•

Overview including Key Financial Metrics and Trends. This section provides a general description of our business, the key financial metrics that we use in assessing our performance, and anticipated trends that we expect to affect our financial condition and results of operations.

•	Consolidated Results of Operations. This section provides an analysis of our results of operations for the years ended December 31, 2011 and 2010.

•	Foreign Exchange Rates. This section discusses the potential impact of foreign exchange rates.

•	Seasonality. This section discusses the seasonality in the sale of our products and services.

•	Acquisitions. This section discusses recent acquisitions and how we account for them.

•

Liquidity and Capital Resources. This section provides an analysis of our cash flows for the years ended December 31, 2011 and 2010, a discussion of our capital requirements and the resources available to us to meet those requirements.

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

•

Contractual Obligations & Commitments and Off-Balance Sheet Arrangements. This section discusses contractual obligations and commitments and off-balance sheet arrangements expected to have an effect on our liquidity and cash flow in future periods.

•	Inflation. This section discusses how inflation could impact our financial condition and results of operations.

•	Recent Accounting Pronouncements. This section provides for recent accounting pronouncements that could impact our financial condition and results of operations.

Overview

We have pioneered a powerful, user-driven Business Intelligence (“BI”) solution that enables our customers to make better and faster business decisions, wherever they are. The Qlikview Business Discovery platform, or QlikView, helps people create and share insights and analysis in groups and across organizations. Business users can explore data, ask and answer their own stream of questions and follow their own path to insight on their own and in teams and groups.

The QlikView user experience is powered by our in-memory engine which maintains associations in data and calculates aggregations rapidly, as needed. Our software platform is designed to give our customers significant improvements in usability, flexibility and performance at lower costs compared to traditional BI solutions.

For the years ended December 31, 2011, 2010 and 2009, our revenue was $320.6 million, $226.5 million and $157.4 million, representing year-over-year growth of 42% in 2011 and 44% in 2010. In addition, we generated operating income of $19.7 million, $27.6 million and $13.2 million for the years ended December 31, 2011, 2010 and 2009. For the year ended December 31, 2011, software license revenue and maintenance revenue comprised 92% of our total revenue and professional services revenue comprised 8% of our total revenue.

We currently operate in one business segment, namely, the development, commercialization and implementation of software products and related services. See Note 11 to our consolidated financial statements, Business and Geographical Segment Information, for information regarding our business and the geographies in which we operate. We have a diversified distribution model that consists of a direct sales force, a partner network of solution providers (or resellers), original equipment manufacturers (“OEM”) relationships and system integrators.

We have grown our customer base to approximately 24,000 active customers as of December 31, 2011 and increased our revenue at a 41% compound annual growth rate from 2007 through 2011. We added an average of approximately 500 new customers per month during fiscal year 2011. Our solution addresses the needs of a diverse range of customers from middle market customers to large enterprises such as Autodesk, The Dannon Company, Inc., Heidelberger Druckmaschinen AG, Hertz, ING, Kraft Foods, L’Oreal, Lifetime Brands, Lockton Insurance, National Health Service (NHS), Panasonic, Qualcomm, Sony Europe, Symantec, U.S. Department of Veterans Affairs and Volvo Car UK Limited. We currently have customers in over 100 countries, and approximately 73%, 75% and 77% of our revenue for the years ended December 31, 2011, 2010 and 2009, respectively, were derived internationally.

We have a differentiated business model designed to accelerate the adoption of our product to reduce the time and cost to purchase and implement our software platform. Our low risk approach to product sales provides a needed alternative to costly, all-or-nothing, traditional business intelligence models. We initially focus on specific business users or departments within a prospective customer’s organization and seek to solve a targeted business need. After demonstrating QlikView’s benefits to initial adopters within an organization, we work to expand sales of our product to other business units, geographies and use cases with the long-term goal of broad organizational deployment.

We license QlikView under perpetual licenses which generally include one year of maintenance as part of the initial purchase price of the product. Our customers can renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. For the year ended December 31, 2011, our total revenue was comprised of 64% license revenue, 28% maintenance revenue and 8% professional services revenue. For each of the years ended December 31, 2010 and 2009, our total revenue was comprised of 64% license revenue, 26% maintenance revenue and 10% professional services revenue. We have a diversified distribution model that consists of a direct sales force and a partner network of resellers, OEM relationships and systems integrators. Total billings from our OEM relationships accounted for approximately 7% of our total billings during the year ended December 31, 2011. Additionally, our online QlikCommunity provides us with a loyal and growing network of users who promote our software, provide support for other users and contribute valuable insights and feedback for our product development efforts.

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

We believe the credit and economic conditions within certain European countries have continued to deteriorate. Should the deterioration of these conditions continue, it may result in an increase in the average length of time in our sales cycle and the average length of time it takes to collect outstanding accounts receivable in these countries.

From a risk perspective, we have had to deal with the impact of the recessionary global environment during the past several years, and the unsettled global economic environment could affect our operating results in future periods. Approximately 73% of our revenue during the December 31, 2011 was derived internationally, of which 59% was derived in Europe. We have faced pricing pressure from some of our competitors and believe we have minimized the impact by demonstrating the value delivered by QlikView in comparison to these other business intelligence products. Also, the rapid growth in our business has required the continued hiring of experienced staff across all of our geographic territories. To aid this effort we have focused on improving our local recruiting initiatives, as well as on developing further internal training programs to prepare executives for greater responsibilities.

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

Key Financial Metrics and Trends

Revenues

Our revenue is comprised of license, maintenance and professional services. We license our software under perpetual licenses which generally include one year of maintenance as part of the initial purchase price of the product. License revenue reflects the revenue recognized from sales of licenses to new customers and additional licenses to existing customers. Historically, the majority of our license revenues have come from new customers. However, going forward we seek to increase the contribution from existing customers based upon our “land and expand” sales strategy. Customers can renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. Current customers with maintenance agreements are entitled to receive unspecified upgrades and enhancements when and if they become available. We have experienced growth in maintenance revenue primarily due to increased license sales and growth in our customer base and high retention of those customers. In each of the years ended December 31, 2011 and 2010, our annual maintenance renewal rates exceeded 85%. Professional services revenue is comprised of training, installation and other consulting revenues. Given the ease of implementation of our product and our relationship with our partners, professional services revenue for the years ended December 31, 2011, 2010 and 2009 were 8%, 10% and 10%, respectively, of total revenues. We do not expect that proportion to change significantly during the near term. Prior to 2009, we generated the majority of sales through our direct sales channel rather than through our partner network. However, the contribution from our partner network continues to grow, and we anticipate that revenues from partners will continue to be more than 50% of total revenues. Given the size of the U.S. market and our current limited penetration there, we expect that the U.S. will represent our largest growth opportunity during the near term and will likely be an important contributor to future revenue growth. Due to the global diversity of our customer base, our results are impacted by movements in the currencies of the major territories in which we operate. The primary currencies impacting results are the U.S. dollar (our functional currency), the Swedish kronor, the euro and the British pound. Inflation and changing prices had no material effect on our sales, revenue or income from operations during the years ended December 31, 2011, 2010 and 2009.

Cost of Revenue

Cost of revenue primarily consists of personnel costs, fees paid to subcontractors providing technical support services, referral fees paid to third parties in connection with software license sales and other discrete professional services. Personnel costs include salaries, employee benefit and social costs, bonuses, stock-based compensation and direct overhead.

Operating Expenses

We classify our operating expenses into three categories: sales and marketing, research and development and general and administrative. Our operating expenses primarily consist of personnel costs, travel costs, sales commissions, marketing program costs, facilities, legal, accounting, consulting, the cost of our annual employee summit, other professional services costs and depreciation and amortization. Personnel costs include salaries, employee benefit and social costs, bonuses, stock-based compensation and direct overhead. Historically, we have focused on the continued growth of our license revenues, and as a result, sales and marketing has represented the largest amount of total expenses both in absolute dollar terms and as a percentage of total revenues. Going forward, we expect to drive greater efficiencies from this cost base and consequently expect that sales and marketing as a percentage of revenues will decline in the long term. Conversely, we project that research and development expenses will remain constant or grow as a percentage of total revenues as we continue to invest in future product enhancements and new products.

Sales and Marketing. Sales and marketing expenses primarily consist of personnel costs for our sales, marketing and business development employees and executives; commissions earned by our sales personnel; travel costs; facilities costs attributable to our sales and marketing personnel; the cost of marketing programs; the cost of employee training programs; and the cost of business development programs. We expect to continue to hire additional sales personnel in the U.S. and in our international locations in 2012.

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

General and Administrative. General and administrative expenses primarily consist of personnel costs for our executive, finance, legal, human resources and administrative personnel, as well as the cost of facilities attributable to general and administrative operations, the cost of employee training programs, depreciation and amortization, legal, accounting, other professional services fees and other corporate expenses. We incurred additional costs in 2011 and 2010 and expect to continue to incur higher costs associated with being a public company, including higher legal, directors’ and officers’ insurance and accounting expenses, as well as the costs of maintaining compliance with Section 404 of the Sarbanes-Oxley Act and related regulations. We also expect that general and administrative expenses will continue to increase in absolute dollars because of our efforts to expand our international operations, but we believe over time general and administrative costs will decline as a percentage of revenues as we expect to derive greater efficiencies from our corporate infrastructure.

Stock-Based Compensation. Stock-based compensation expense is based on the fair value of those awards at the date of grant. We use the Black-Scholes-Merton (“Black-Scholes”) option pricing model to determine the fair value of common stock option awards. The fair value of a restricted stock unit is determined by using the fair value of our common stock on the date of grant. The estimated fair value of Maximum Value Stock-settled Stock Appreciation Rights (“MVSSSARs”) is determined by utilizing a lattice model under the option pricing method. The estimated fair value of stock-based compensation awards on the date of grant is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense is recorded within cost of revenue, sales and marketing, research and development and general and administrative expenses.

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

Provision for Income Taxes

Provision for income taxes primarily consists of corporate income taxes related to income at our U.S. and international subsidiaries. The provision includes amounts for U.S. federal, state and foreign income taxes.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is more likely than not that such assets will not be realized. The factors used to assess the likelihood of realization are the forecast of future taxable income, the remaining time period to utilize any tax operating losses and tax credits and available tax planning strategies that could be implemented to realize deferred tax assets.

In evaluating our ability to realize deferred tax assets, we consider all available positive and negative evidence. Our negative evidence includes historical taxable losses generated by certain subsidiaries. Our positive evidence includes historical taxable income at certain subsidiaries as well as projected future taxable income. In determining future taxable income, we make assumptions for the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require us to make judgments about our future taxable income and are consistent with the plans and estimates we use to manage our business.

The effective tax rates for 2011 and 2010 were 52.1% and 34.8%, respectively. The effective tax rate for 2011 reflects a $4.4 million non-cash charge related to the need for a valuation allowance against certain U.S. deferred tax assets.

Impact of Foreign Currency Translation

Approximately 69%, 69% and 73% of our operating revenues for the years ended December 31, 2011, 2010 and 2009 were earned in foreign denominated currencies, including the euro, the British pound and the Swedish kronor. We seek to manage our foreign exchange risk in part through operational means, including managing same-currency revenues in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, changes in those currencies relative to the U.S. dollar will impact our revenues and expenses. If the U.S. dollar weakens against a specific foreign currency, our revenues will increase having a positive impact on net income, and our overall expenses will increase, having a negative impact on net income. Likewise, if the U.S. dollar strengthens against a specific foreign currency, our revenues will decrease having a negative impact on net income, and our overall expenses will decrease, having a positive impact on net income. Therefore, significant shifts in foreign currencies can impact our short-term results, as well as our long-term forecasts and targets.

Total revenue for the year ended December 31, 2011 was positively impacted by approximately $12.8 million due to the general weakening of the U.S. dollar relative to the euro, the British pound and the Swedish kronor. Total cost of revenue and operating expenses for the year ended December 31, 2011 were negatively impacted by approximately $13.9 million due to the general weakening of the U.S. dollar relative to the euro, the British pound and the Swedish kronor.

Consolidated Results of Operations

The following table sets forth a summary of our consolidated statements of income for the periods indicated as a percentage of total revenue:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Revenue:
License revenue	63.8%	64.1%	63.5%
Maintenance revenue	27.8	26.4	26.3
Professional services revenue	8.4	9.5	10.2

Total revenues	100.0	100.0	100.0

Cost of revenue:
License revenue	1.1	1.6	2.3
Maintenance revenue	2.1	1.8	1.1
Professional services revenue	7.5	7.2	7.6

Total cost of revenue	10.7	10.6	11.0

Gross profit	89.3	89.4	89.0

Operating expenses:
Sales and marketing	55.7	55.2	60.8
Research and development	7.8	6.1	5.7
General and administrative	19.7	15.9	14.1

Total operating expenses	83.2	77.2	80.6

Income from operations	6.1	12.2	8.4
Other expense, net	(0.2)	(3.0)	(2.9)

Income before provision for income taxes	5.9	9.2	5.5
Provision for income taxes	(3.1)	(3.2)	(1.1)

Net income	2.8%	6.0%	4.4%

Comparison of the Years Ended December 31, 2011 and 2010

Revenue

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011		2010
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period to Period Change
	(dollars in thousands)

Revenue:
License revenue	$204,414	63.8%	$145,225	64.1%	$59,189	40.8%
Maintenance revenue	89,129	27.8%	59,846	26.4%	29,283	48.9%
Professional services revenue	27,076	8.4%	21,450	9.5%	5,626	26.2%

Total revenue	$320,619	100.0%	$226,521	100.0%	$94,098	41.5%

Revenue was $320.6 million in 2011 compared to $226.5 million in 2010, an increase of $94.1 million, or 41.5%. Total revenue for the year ended December 31, 2011 was positively impacted by approximately $12.8 million due to the general weakening of the U.S. dollar relative to the euro, the British pound and the Swedish kronor. All territories reported strong revenue growth, particularly the Americas (includes North America and South America), the German region (includes Germany, Austria and Switzerland), the Nordic region (includes Sweden, Denmark, Finland and Norway) and the Rest of World (includes Asia-Pacific, Middle East and Africa), which grew by 49%, 36%,

27% and 59%, respectively, and contributed an incremental $65.8 million in total revenue. License revenue grew by approximately $59.2 million, or 40.8%. There was no material change in the pricing of our product during 2011. Revenue growth was achieved primarily due to volume growth as more customers acquired our product for the first time, along with additional license purchases by our existing customers. In addition, during 2011, we closed 450 contracts that had total license and first year’s maintenance exceeding $100,000, compared to 340 contracts for the same period last year. Amounts invoiced to existing customers during 2011 as compared to the 2010 represented a larger share of total billings, approximately 68%, resulting from our “land and expand” sales strategy. Billings from our indirect partner channel for license and first year maintenance were 52% of total license and first year maintenance billings for 2011. Maintenance revenues grew by approximately 48.9% in 2011 as compared to 2010 driven by an increase in our customer base and annual maintenance renewal rates of greater than 85%. Professional services revenue grew by 26.2% in 2011 compared to 2010 due to growth in consulting and training revenue, resulting from an increase in our customer base. The revenue growth in 2011 as compared to 2010 may not be indicative of our future revenue growth, if any.

Cost of Revenue and Gross Profit

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011		2010
	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Period to Period Change
	(dollars in thousands)

Cost of Revenue:
Cost of license revenue	$3,540	1.7%	$3,670	2.5%	$(130)	-3.5%
Cost of maintenance revenue	6,787	7.6%	4,089	6.8%	2,698	66.0%
Cost of professional services revenue	24,020	88.7%	16,319	76.1%	7,701	47.2%

Total cost of revenue	$34,347	10.7%	$24,078	10.6%	$10,269	42.6%

Gross Profit:
License revenue	$200,874	98.3%	$141,555	97.5%	$59,319	41.9%
Maintenance revenue	82,342	92.4%	55,757	93.2%	26,585	47.7%
Professional services revenue	3,056	11.3%	5,131	23.9%	(2,075)	-40.4%

Total gross profit	$286,272	89.3%	$202,443	89.4%	$83,829	41.4%

Cost of revenue was $34.3 million in 2011 compared to $24.1 million in 2010, an increase of $10.3 million, or 42.6%. Cost of license revenue largely consists of referral fees paid to third parties in connection with software license sales. Cost of license revenue decreased $0.1 million due to less referral fees paid for software license sales in 2011 as compared to 2010. Cost of maintenance revenue increased $2.7 million in 2011 as compared to 2010. In anticipation of continued growth in our current customer base, we increased the headcount in our support organization which increased personnel costs by $2.5 million (including a $0.1 million increase in stock-based compensation) in 2011 as compared to 2010. In addition, other cost of maintenance revenue increased $0.2 million in 2011 as compared to 2010. Cost of professional services revenue increased by $7.7 million in 2011 as compared to 2010 largely due to increased consulting and other cost of professional services of $5.2 million, increased personnel costs of $1.9 million (including a $0.4 million increase in stock-based compensation), increased travel expenses of $0.4 million and increased facility and infrastructure costs of $0.2 million to support international expansion. Historical gross margins may not be indicative of our future gross margins.

Operating Expenses

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011		2010
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period to Period Change
	(dollars in thousands)

Operating expenses:
Sales and marketing	$178,456	55.7%	$125,059	55.2%	$53,397	42.7%
Research and development	24,870	7.8%	13,798	6.1%	11,072	80.2%
General and administrative	63,287	19.7%	36,018	15.9%	27,269	75.7%

Total operating expenses	$266,613	83.2%	$174,875	77.2%	$91,738	52.5%

Sales and Marketing. Sales and marketing expenses increased $53.4 million, or 42.7%, in 2011 as compared to 2010 reflecting increased personnel costs related to higher employee headcount and variable compensation resulting from increased license revenue. The increase in sales and marketing expenses was primarily attributable to an increase in personnel and commission costs of $40.0 million (including a $4.1 million increase in stock-based compensation) in 2011 as compared to 2010. We had an increase in marketing costs of $5.0 million in 2011 as compared to 2010. This increase in marketing costs included $1.0 million for our annual partner event, Qonnections. In addition, we had an increase in travel expenses of $3.3 million, an increase of $0.9 million related to our annual employee summit, an increase in consulting and other sales and marketing costs of $2.4 million and an increase in facility and infrastructure costs of $1.8 million to support international expansion. In addition, we recorded a $0.3 million contingent consideration adjustment related to the achievement of certain financial targets related to the acquisition of Syllogic Corporation in January 2010. During the second half of 2010, we formed our North American inside sales team and, during the first half of 2011, we formed our European inside sales team. The creation of these teams resulted in a total incremental cost of $4.9 million in 2011 as compared to 2010.

Research and Development. Research and development expenses grew by approximately $11.1 million or 80.2% in 2011 as compared to 2010. The increase was attributable to higher personnel costs of $7.6 million (including a $0.6 million increase in stock-based compensation) as a result of the increase in our headcount in research and development, including $1.0 million due to changes in the value of the Swedish kronor compared to the U.S. dollar as the vast majority of our research and development staff is based in Lund, Sweden, and an increase of $3.5 million in other expenses such as facilities and travel related to a larger research and development function.

General and Administrative. General and administrative expenses were $63.3 million in 2011 compared to $36.0 million in 2010, an increase of $27.3 million, or 75.7%. We had an increase in personnel costs of $12.9 million (including a $2.0 million increase in stock-based compensation) to build out our corporate level functions to support anticipated global growth and meet the demands and compliance responsibilities of a U.S. public company. We had an increase in other general and administrative costs of $9.5 million, primarily due to an increase in professional fees, such as legal and information technology consulting, as we expanded our infrastructure to support anticipated global growth. In addition, in 2011, we had $2.2 million in lease termination costs relating to our previous facility in Lund, Sweden, an increase in public company costs, such as accounting and legal fees and directors and officers insurance, of $1.9 million and an increase in other facility and infrastructure costs of $1.6 million to support our international expansion. These increases were offset by a decrease in travel expenses of $0.8 million.

Other Income (Expense), net

Other expense was $0.8 million in 2011 compared to other expense of $6.9 million in 2010. During 2011, we had foreign exchange losses and other expenses of $1.1 million offset by net interest income of $0.3 million. During 2010, we had a foreign exchange loss and other expenses of $4.4 million, expense due to the change in the fair value of the then outstanding stock warrants of $2.0 million and net interest expense of $0.5 million. The change in the fair value of stock warrants decreased due to the reclassification of the warrant liability to additional paid-in-capital upon the effectiveness of our IPO in July 2010. Net interest expense decreased primarily due to the repayment in full of the principal, accrued interest and prepayment penalty of our previously outstanding note payable balance in July 2010.

Provision for Income Taxes

Our annual effective tax rate for the year ended December 31, 2011 was a provision of 52.1%, which resulted in a provision for income taxes of approximately $9.8 million. The effective tax rate increased from 2010 annual effective rate 34.8% due primarily to a $4.4 million non-cash income tax charge related to the need for a valuation allowance against certain deferred tax assets. This valuation allowance was established against certain of our deferred tax assets that resulted from the uncertain realizability of those assets. We operate in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting our earnings (losses) and the applicable tax rate in the various locations where we operate.

Comparison of the Years Ended December 31, 2010 and 2009

Revenue

The following table sets forth revenue by source:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
	2010		2009
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period to Period Change
	(dollars in thousands)

Revenue
License revenue	$145,225	64.1%	$99,864	63.5%	$45,361	45.4%
Maintenance revenue	59,846	26.4%	41,390	26.3%	18,456	44.6%
Professional services revenue	21,450	9.5%	16,105	10.2%	5,345	33.2%

Total revenue	$226,521	100.0%	$157,359	100.0%	$69,162	44.0%

Revenue was $226.5 million for the year ended December 31, 2010 compared to $157.4 million for the year ended December 31, 2009, an increase of $69.1 million, or 44.0%. License revenue grew by approximately $45.4 million, or 45.4%. All territories reported strong revenue growth, particularly the Americas (includes North America and South America), the United Kingdom and German region (includes Germany, Austria and Switzerland), which grew by 66%, 52% and 29%, respectively, and contributed an incremental $41.2 million in total revenue. In addition, revenue increased due to our acquisition in January 2010 of a reseller in Japan which provided $2.7 million in incremental revenue during the year ended December 31, 2010. There was no material change in the pricing for our product during the year. Revenue growth was achieved primarily due to volume growth as more customers acquired our product for the first time, along with additional license purchases by our existing customers. Amounts invoiced to existing customers represented a larger share of total billings, approximately 67%, resulting from our “land and expand” sales strategy. Billings from our indirect partner channel for license and first year maintenance increased from 51% during the year ended December 31, 2009 to 55% for the year ended December 31, 2010. We believe that an improving global economic outlook during the year ended December 31, 2010 compared to the year ended December 31, 2009 also contributed to higher revenues as customer demand and their willingness to invest in information technology continued to grow compared to the same period last year. Maintenance revenues grew by approximately 44.6% driven by annual maintenance renewal rates of greater than 85%. Professional services revenue grew by 33.2% in the year ended December 31, 2010 compared to the year ended December 31, 2009 due to growth in consulting and training revenue, resulting primarily from an increase in our customer base. The revenue growth in the year ended December 31, 2010 as compared to the year ended December 31, 2009 may not be indicative of our future revenue growth, if any.

Cost of Revenue and Gross Profit

The following table sets forth cost of revenue for each revenue source:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
	2010		2009
	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Period to Period Change
	(dollars in thousands)

Cost of Revenue:
Cost of license revenue	$3,670	2.5%	$3,663	3.7%	$7	0.2%
Cost of maintenance revenue	4,089	6.8%	1,709	4.1%	2,380	139.3%
Cost of professional services revenue	16,319	76.1%	12,017	74.6%	4,302	35.8%

Total cost of revenue	$24,078	10.6%	$17,389	11.1%	$6,689	38.5%

Gross Profit:
License revenue	$141,555	97.5%	$96,201	96.3%	$45,354	47.1%
Maintenance revenue	55,757	93.2%	39,681	95.9%	16,076	40.5%
Professional services revenue	5,131	23.9%	4,088	25.4%	1,043	25.5%

Total gross profit	$202,443	89.4%	$139,970	88.9%	$62,473	44.6%

Cost of revenue was $24.1 million for the year ended December 31, 2010 compared to $17.4 million for the year ended December 31, 2009, an increase of $6.7 million, or 38.5%. Overall cost of revenue declined as a percentage of revenue from 11.1% for the year ended December 31, 2009 to 10.6% for the year ended December 31, 2010. Cost of license revenue largely consists of referral fees paid to third parties in connection with software license sales. Referral fees were flat year over year due to less referral fees paid for software license sales for the year ended December 31, 2010 compared to the year ended December 31, 2009. In anticipation of continued growth in our current customer base, we increased headcount in our support organization which increased personnel costs by $1.6 million and increased other cost of maintenance by $0.8 million for the year ended December 31, 2010 as compared to the same period in 2009. Cost of professional services revenue increased by $4.3 million largely due to increased personnel costs of $4.6 million (including a $0.1 million increase in stock-based compensation). These increases were offset by a decrease in consulting and other costs of professional services of $0.3 million. The growth in our gross profit in the year ended December 31, 2010 as compared to the year ended December 31, 2009 may not be indicative of our future gross profit growth, if any.

Operating Expenses

The following table sets forth operating expenses as a percentage of revenue:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
	2010		2009
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period to Period Change
	(dollars in thousands)

Operating expenses:
Sales and marketing	$125,059	55.2%	$95,655	60.8%	$29,404	30.7%
Research and development	13,798	6.1%	8,947	5.7%	4,851	54.2%
General and administrative	36,018	15.9%	22,202	14.1%	13,816	62.2%

Total operating expenses	$174,875	77.2%	$126,804	80.6%	$48,071	37.9%

Sales and Marketing. Sales and marketing expenses increased $29.4 million, or 30.7%, but declined as a percentage of revenues, reflecting an increase in revenue achieved per sales representative, an increased percentage of sales from existing customers and an increased percentage of sales from partners. The increase in sales and marketing expenses was primarily attributable to an increase in personnel and commission costs of $22.7 million (including a $0.8 million increase in stock-based compensation), an increase in travel expenses of $2.8 million, $2.9 million of consulting and other sales and marketing costs, $0.5 million of severance costs, $0.3 million related to our annual employee summit and $0.2 million of marketing costs.

Research and Development. Research and development expenses grew by approximately $4.9 million or 54.2% during the year ended December 31, 2010 as compared to the year ended December 31, 2009. The increase was attributable to higher personnel costs of $3.1 million as a result of the increase in our headcount in research and development and an increase of $1.5 million in other expenses such as facilities and travel related to a larger research and development function. Included in the higher personnel costs is $0.4 million due to changes in the value of the Swedish kronor relative to the U.S. dollar as the vast majority of our research and development staff is based in Lund, Sweden.

General and Administrative. General and administrative expenses were $36.0 million for the year ended December 31, 2010 compared to $22.2 million for the year ended December 31, 2009, an increase of $13.8 million, or 62.2%. This increase was due primarily to a $4.9 million increase in personnel costs (including $0.6 million increase in stock-based compensation) to build out our corporate level functions to support anticipated global growth and meet the demands and compliance responsibilities of a U.S. public company. We began incurring additional public company costs, such as accounting and legal fees and directors and officers insurance, totaling $2.8 million during the year ended December 31, 2010, including $0.6 million of secondary offering costs. This increase was also due to a $1.2 million increase in travel expenses, a $0.1 million increase in facility and infrastructure costs to support international expansion and an increase in professional fees, such as legal and consulting, and other general and administrative costs of $4.8 million related to our increased headcount.

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

Provision for Income Taxes. Our annual effective tax rate for the year ended December 31, 2010 was 34.8%, which results in a provision for income taxes of approximately $7.2 million. The effective tax rate increased from the 2009 annual effective tax rate of 20.6% due primarily to a change in the amount of income earned in the various locations where we operate from one year to the next, charges recorded for the change in value of our preferred stock warrants and stock-based compensation expense incurred by our U.S. holding company. We operate in an international environment with significant operations in various locations outside of the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting our earnings (losses) and the applicable tax rates in the various locations where we operate.

Foreign Exchange Rates

We conduct business in our foreign operations in local currencies. Accordingly, our revenue and operating expense results presented above are affected by changes in foreign exchange rates. Income and expense accounts are translated at the average monthly exchange rates during the period. Total revenue for the year ended December 31, 2011 was positively impacted by approximately $12.8 million due to the general weakening of the U.S. dollar relative to the euro, the British pound and the Swedish kronor. Total cost of revenue and operating expenses for the year ended December 31, 2011 were negatively impacted by approximately $13.9 million due to the general weakening of the U.S. dollar relative to the euro, the British pound and the Swedish kronor.

Seasonality

Our quarterly results reflect seasonality in the sale of our products and services. Historically, a pattern of increased license sales in the fourth quarter has positively impacted sales activity in that period which can make it difficult to achieve sequential revenue growth in the first quarter. In addition, our European operations occasionally provide lower revenues in the summer months because of the generally reduced level of economic activity in Europe during those months. Similarly, our gross margins and operating income have been affected by these historical trends because the majority of our expenses are relatively fixed in the near-term. The timing of revenues in relation to our expenses, much of which does not vary directly with revenue, has an impact on the cost of revenue, sales and marketing expense, research and development expense and general and administrative expense as a percentage of revenue in each calendar quarter during the year. The majority of our expenses is personnel-related and includes salaries, stock-based compensation, benefits and incentive-based compensation plan expenses. As a result, we have not experienced significant seasonal fluctuations in the timing of expenses from period to period, other than an increase in total operating expenses during the first quarter of each year as a result of our annual employee summit and an increase in sales and marketing expenses in the second quarter of each year due to our annual partner event. On a quarterly basis, we have usually generated the majority of our revenues in the final month of each quarter and a significant amount in the last two weeks of a quarter. We believe this is due to customer buying patterns typical in this industry. Although these seasonal factors are common in the technology sector, historical patterns should not be considered a reliable indicator of our future sales activity or performance.

Acquisitions

On January 22, 2010, we completed our acquisition of Syllogic Corporation for total consideration of $1.1 million. The purchase price consisted of 120,000 shares of common stock valued at $0.6 million and contingent cash consideration of $0.5 million, which is estimated to be paid out over a four year period. The total maximum contingent cash consideration that could be paid pursuant to the agreement is $0.8 million. During the fourth quarter of 2011, we estimated that the total maximum contingent cash consideration of $0.8 million would be paid based on the achievement of certain financial targets. We recorded an additional $0.3 million related to this change in the estimated fair value of this contingent consideration liability within sales and marketing expenses in the accompanying consolidated statement of income for the year ended December 31, 2011. We paid $0.2 million of the contingent consideration liability through December 31, 2011 based on the achievement of certain financial targets.

We account for acquisitions using the purchase method of accounting. In each case, we allocated the purchase price to the assets acquired, including intangible assets and liabilities assumed, based on estimated fair values at the date of the acquisition.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the sale of preferred stock and common stock, cash flows generated by operations and borrowings under debt instruments. As of December 31, 2011, we had cash and cash equivalents totaling $177.4 million, net accounts receivable of $111.7 million and working capital of $182.0 million. As of December 31, 2011, we had approximately $61.9 million of our total cash and cash equivalents in banking institutions outside of the U.S., of which, approximately $24.0 million is held in euro-based bank accounts in European countries. As of December 31, 2011, we had approximately $41.1 million of our total accounts receivable due from customers within the European Union.

Our capital expenditures for 2011 were $7.8 million, comprised primarily of additional leasehold improvements, furniture and fixtures and computer equipment.

We believe that our existing cash and cash equivalents and our cash flow from operations will be sufficient to fund our operations and our capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new software products and enhancements to existing software products and the continuing market acceptance of our software offerings. We may from time to time enter into agreements, arrangements letters of intent regarding potential investments in, or acquisitions of, complementary businesses, applications or technologies. If we enter into these types of arrangements, it could require us to seek additional equity or debt financing sooner or in greater amounts than anticipated. Additional funds may not be available on terms favorable to us or at all.

Since July 2010, we have been incurring costs as a public company that we had not previously incurred, including, but not limited to, costs and expenses for directors’ fees, increased directors’ and officers’ insurance, investor relations fees, expenses for compliance with the Sarbanes-Oxley Act of 2002 and rules implemented by the SEC and Nasdaq, the exchange on which our common stock is listed and various other costs. The Sarbanes-Oxley Act of 2002 requires annual management assessment of the effectiveness of our internal control over financial reporting.

The following table shows selected balance sheet data as well as our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	September 30,	September 30,
	December 31,	December 31,
	2011	2010
	(dollars in thousands)

Cash and cash equivalents	$177,413	$158,712
Accounts receivable, net	111,710	85,364
Deferred revenue, including current portion	67,116	50,024
Working capital	182,020	151,175

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Cash flow activities
Net cash provided by operating activities	$16,693	$25,859	$13,036
Net cash used in investing activities	(7,767)	(2,483)	(2,128)
Net cash provided by (used in) financing activities	12,124	110,621	(1,791)

Cash and Cash Equivalents

Our cash and cash equivalents at December 31, 2011 were held for working capital purposes and were invested primarily in bank deposits and money market accounts having less than 90 day maturities. We do not enter into investments for trading or speculative purposes. These balances could be impacted if the underlying depository institutions or the guarantors fail or could be subject to adverse conditions in the financial markets. We can provide no assurances that access to our funds will not be impacted by adverse conditions in the financial markets.

Accounts Receivable, net

Our accounts receivable balance fluctuates from period to period which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our product or service delivery and billing activity, cash collections and changes to our allowance for doubtful accounts. Our allowance for doubtful accounts represents our best estimate of the amount of probable credit losses. To date, we have not incurred any significant write-offs of accounts receivable; however, this may not be indicative of future accounts receivable write-off.

Cash Flows

Cash Provided by Operating Activities

Net cash provided by operating activities was $16.7 million for the year ended December 31, 2011. We incurred non-cash expenses totaling $14.9 million for the year ended December 31, 2011. Non-cash expenses primarily consisted of stock-based compensation expense, provisions for bad debt, unrealized foreign currency gains and losses, and depreciation and amortization expense. We incurred an excess tax benefit from stock-based compensation of $2.4 million for the year ended December 31, 2011.

The change in certain assets and liabilities resulted in a net source of cash of $7.2 million for the year ended December 31, 2011. Net cash provided by operating activities is driven by sales of our products. Collection of accounts receivable from the product sales is a significant component of our cash flows from operating activities, as is the change in deferred revenue related to these sales. In addition, net cash provided by operating activities reflects income tax payments made of $13.8 million.

Net cash provided by operating activities was $25.9 million for the year ended December 31, 2010. We incurred non-cash expenses totaling $10.3 million for the year ended December 31, 2010. Non-cash expenses primarily consisted of stock-based compensation expense, provisions for bad debt, change in the fair value of warrants, unrealized foreign currency gains and losses and depreciation and amortization expense. We incurred an excess tax benefit from stock-based compensation of $0.7 million for the year ended December 31, 2010.

The change in certain assets and liabilities resulted in a net source of cash of $2.8 million for the year ended December 31, 2010. Cash provided by operating activities is driven by sales of our products. Collection of accounts receivable from the product sales is a significant component of our cash flows from operating activities, as is the change in deferred revenue related to these sales. In addition, net cash provided by operating activities reflects income tax payments of $1.5 million.

Net cash provided by operating activities was $13.0 million for the year ended December 31, 2009. We incurred non-cash expenses totaling $3.2 million for the year ended December 31, 2009. Non-cash expenses primarily consisted of stock-based compensation expense, provisions for bad debt, change in the fair value of warrants, unrealized foreign currency gains and losses and depreciation and amortization expense. We incurred an excess tax benefit from stock-based compensation of $0.1 million for the year ended December 31, 2009.

The change in certain assets and liabilities resulted in a net source of cash of $3.0 million for the year ended December 31, 2009. Cash provided by operating activities is driven by sales of our software platform. Collection of accounts receivable from the sales of our software offerings is a significant component of our cash flows from operating activities, as is the change in deferred revenue related to these sales. In addition, net cash provided by operating activities reflects income tax payments of $0.8 million.

Cash Used in Investing Activities

Net cash used in investing activities was $7.8 million for the year ended December 31, 2011. Cash used in investing activities for the year ended December 31, 2011 was primarily for capital expenditures related to leasehold improvements and computer equipment as we continued to expand our infrastructure and workforce.

Net cash used in investing activities was $2.5 million for the year ended December 31, 2010. Cash used in investing activities for the year ended December 31, 2010 was primarily for capital expenditures of $2.7 million related to leasehold improvements and computer equipment as we continued to expand our infrastructure and workforce. In addition, during the year ended December 31, 2010, we acquired Syllogic which resulted in a source of cash of approximately $0.2 million.

Net cash used in investing activities was $2.1 million for the year ended December 31, 2009. Cash used in investing activities for the year ended December 31, 2009 was primarily for capital expenditures related to property and equipment as we continued to expand our infrastructure and workforce.

Cash Provided By (Used in) Financing Activities

Net cash provided by financing activities was $12.1 million for the year ended December 31, 2011. Net cash provided by financing activities for the year ended December 31, 2011 primarily resulted from the proceeds from the exercise of stock options of $9.5 million, an excess tax benefit from stock-based compensation of $2.4 million and borrowings under our subsidiaries’ lines of credit of approximately $0.4 million. These proceeds were offset by payments on contingent consideration of $0.2 million for the achievement of certain financial targets related to the acquisition of Syllogic Corporation in January 2010.

Net cash provided by financing activities was $110.6 million for the year ended December 31, 2010. Net cash provided by financing activities for the year ended December 31, 2010 primarily resulted from the net proceeds of our IPO of $115.1 million, proceeds from the exercise of stock options of $1.7 million and exercise of warrants of $0.6 million, an excess tax benefit from stock-based compensation of $0.7 million and proceeds from the issuance of stock options of $0.1 million. These proceeds were offset by payments under our then outstanding long-term note payable of $7.4 million and payments on our then outstanding line of credit of $0.2 million.

Net cash used in financing activities was $1.8 million for the year ended December 31, 2009. Net cash used in financing activities for the year ended December 31, 2009 was due to payments under our then outstanding long-term note payable of $2.3 million and the repurchase of stock options of $0.3 million. These payments were offset by proceeds from the exercise of stock option of $0.5 million, borrowings under a then outstanding line of credit of $0.2 million and an excess tax benefit from stock-based compensation of $0.1 million.

Non-GAAP Financial Measures

We use measures of non-generally accepted accounting principles (“Non-GAAP”) income from operations, Non-GAAP net income and Non-GAAP net income per common share. We believe that the Non-GAAP financial information provided can assist investors in understanding and assessing our on-going core operations and prospects for the future. This Non-GAAP financial information provides an additional tool for investors to use in comparing our financial results with other companies in our industry, many of which present similar Non-GAAP financial measures to investors.

For the year ended December 31, 2011 and 2010, Non-GAAP income from operations is determined by taking income from operations and adding back non-cash stock-based compensation expense, employer payroll taxes related to stock transactions, secondary offering expenses, contingent consideration adjustments and lease termination costs. Non-GAAP net income is determined by taking pre-tax income and adding back non-cash stock-based compensation expense, employer payroll taxes on stock transactions, secondary offering expenses, contingent consideration adjustments and lease termination costs, and the result is tax affected at an estimated long-term effective tax rate of 32%.

The following is a reconciliation of Non-GAAP income from operations, Non-GAAP net income and Non-GAAP net income per common share to the most comparable U.S. generally accepted accounting principles (“U.S. GAAP”) measure for the periods indicated (in thousands, except share and per share data):

	September 30,	September 30,
	Year Ended December 31,
	2011	2010

Reconciliation of Non-GAAP Income from Operations:
GAAP income from operations	$19,659	$27,568
Stock-based compensation expense	10,206	3,018
Secondary offering expense	—	550
Employer payroll taxes on stock transactions	2,371	—
Lease termination costs	2,236	—
Contingent consideration adjustment	265	—

Non-GAAP income from operations (1)	$34,737	$31,136

Reconciliation of Non-GAAP Net Income:
GAAP net income	$9,044	$13,516
Stock-based compensation expense	10,206	3,018
Secondary offering expense	—	550
Employer payroll taxes on stock transactions	2,371	—
Lease termination costs	2,236	—
Contingent consideration adjustment	265	—
Income tax adjustment (2)	(1,041)	(572)

Non-GAAP net income	$23,081	$16,512

Reconciliation of Non-GAAP Income per Share:
Non-GAAP net income per common share — basic	$0.28	$0.21

Non-GAAP net income per common share — diluted	$0.27	$0.20

GAAP net income per common share — basic	$0.11	$0.24

GAAP net income per common share — diluted	$0.11	$0.21

Non-GAAP weighted average number of common shares outstanding — basic (3)	82,043,958	77,074,638

Non-GAAP weighted average number of common shares outstanding — diluted (3)	85,574,414	83,899,293

GAAP weighted average number of common shares outstanding — basic	82,043,958	45,232,782

GAAP weighted average number of common shares outstanding — diluted	85,574,414	52,061,916

(1)

In 2010, we excluded severance expense for Non-GAAP reporting purposes. Beginning in the first quarter of 2011, we began to include severance expense in our Non-GAAP results. Accordingly, the Non-GAAP results for the year ended December 31, 2010 have been revised to include severance expense in order to provide the period-to-period comparison. Severance expense was $0.6 million for the year ended December 31, 2010.

(2)

Income tax adjustment is used to adjust the U.S. GAAP provision for income taxes to a Non-GAAP provision for income taxes utilizing an estimated tax rate of 32%. In 2010, we adjusted our U.S. GAAP provision for income taxes to a Non-GAAP provision for income taxes utilizing an estimated long-term effective tax rate of 28%. For 2011, we have revised our estimated long-term effective tax rate to 32%. Accordingly, the Non-GAAP results for the year ended December 31, 2010 have been revised to utilize an estimated long-term effective tax rate of 32% in order to provide the period-to-period comparison.

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

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. We believe that these accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. There were no material changes to our critical accounting policies and use of estimates during the year ended December 31, 2011.

Revenue Recognition

We derive substantially all of our revenue from the licensing of our software platform and associated maintenance agreements and from the sale of training and other consulting services. We require one year of maintenance as part of the initial purchase price of each software offering and then sell annual renewals of this maintenance agreement. We recognize revenue for software, maintenance and professional services when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured.

As substantially all of our software licenses are sold in multiple-element arrangements that include either maintenance or both maintenance and professional services, we use the residual method to determine the amount of license revenue to be recognized. Under the residual method, consideration is allocated to undelivered elements based upon vendor-specific objective evidence (“VSOE”) of the fair value of those elements, with the residual amount of the arrangement fee allocated to and recognized as license revenue. We have established VSOE of the fair value of maintenance through independent maintenance renewals which demonstrate a consistent relationship of maintenance pricing as a percentage of the contractual license fee. Maintenance revenues are deferred and recognized ratably over the contractual period of the maintenance arrangement which is generally 12 months. Arrangements that include other professional services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. We have determined that these services are not considered essential and the amounts allocated to the services are recognized as revenue when the services are performed. The VSOE of fair value of our professional services is based on the price for these same services when they are sold separately. Revenue for services that are sold either on a stand-alone basis or included in multiple-element arrangements is recognized as the services are performed.

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

We also sell software licenses to OEMs who integrate our product for distribution with their applications. We do not currently offer any rights to return products sold to resellers or OEMs. The OEM’s end-user customer is licensed to use our products solely in conjunction with the OEM’s application. In OEM arrangements, key delivery is required as the basis for revenue recognition. However, depending upon the OEM partner’s business model we recognize revenue either up-front or over time in subscription or royalty-based models.

We do not offer specified upgrades or incrementally significant discounts. We record advance payments as deferred revenues until the product is shipped, services are delivered or obligations are met and the revenue can be recognized. Deferred revenues represent the excess of amounts invoiced or paid over amounts recognized as revenues. Deferred revenues to be recognized as revenues within the next twelve months have been classified as current liabilities and deferred revenues to be recognized as revenues beyond the next twelve months have been classified as non-current liabilities. Any contingencies, such as rights of return, conditions of acceptance, and warranties are accounted for as a separate element. The effect of accounting for these contingencies included in revenue arrangements has not been material.

Stock-Based Compensation

Our stock-based compensation is as follows:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(in thousands)

Cost of revenue	$701	$188	$82
Sales and marketing	5,672	1,572	733
Research and development	710	96	79
General and administrative	3,123	1,162	585

	$10,206	$3,018	$1,479

Common Stock Options

For the years ended December 31, 2011, 2010 and 2009, we calculated the fair value of common stock options granted using the Black-Scholes pricing model with the following assumptions:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009

Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.1 – 2.7%	1.3% – 2.7%	1.5% – 2.4%
Expected volatility	45.3% – 47.0%	48.3% – 50.2%	44.7% – 85.7%
Expected life (Swedish grants, in years)	4	4	4
Expected life (all other grants, in years)	6.25	6.25	6.25

We use the Black-Scholes option-pricing model to value our common stock option awards. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility. For stock options granted, since our historical stock data from our IPO in July 2010 is less than the expected life of the stock option, we have used a blended volatility to estimate expected volatility. The blended volatility includes a weighting of our historical volatility from the date of our IPO to the respective grant date and an average of our peer group historical volatility consistent with the expected life of the option. Our peer group historical volatility includes the historical volatility of companies that are similar in revenue size, in the same industry or are competitors. We expect to continue to use a larger proportion of our historical volatility in future periods as we develop additional historical experience of our own stock price fluctuations considered in relation to the expected life of the option. The expected term for option grants to employees based in Sweden is four years based on the contractual expiration date and our historical experience. The expected term for all other grants is based on the simplified method. The risk-free interest rate is based on U.S. Treasury yield curve with a remaining term equal to the expected life assumed at grant. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimate and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different in the future.

Following our IPO, we established a policy of using the closing sale price per share of our common stock as quoted on the Nasdaq Global Market on the date of grant for purposes of determining the exercise price per share of our options to purchase common stock.

For all common stock options, we recognize expense over the requisite service period using the straight-line method. In addition to the assumptions used to calculate the fair value of the options, we are required to estimate the expected forfeiture rate of all stock-based awards and only recognize expense for those awards expected to vest. The estimation of the number of common stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period in which estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class and an analysis of our historical and known forfeitures on existing awards. During the period in which the options vest, we will record additional expense if the actual forfeiture rate is lower than estimated and a recovery of expense if the actual forfeiture rate is higher than estimated.

As of December 31, 2011, there was approximately $32.9 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested employee and non-employee director common stock option awards that we expect to recognize over a weighted-average period of 2.7 years.

Based upon the closing price of our common stock on December 31, 2011 of $24.20, the aggregate intrinsic value of common stock options outstanding as of December 31, 2011 was $126.1 million, of which $88.2 million related to vested common stock options and $37.9 million related to unvested common stock options.

Restricted Stock Units

The fair value of a restricted stock unit is determined using the fair value of our common stock on the date of grant. A restricted stock unit award entitles the holder to receive shares of our common stock as the award vests. Vesting may be based on length of service, the attainment of performance-based milestones or a combination of both. For all restricted stock unit awards, we recognize expense on a straight-line basis over the vesting period.

As of December 31, 2011, there was $2.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to the unvested restricted stock unit awards. The remaining cost is expected to be recognized over a weighted-average period of approximately 2.3 years.

Maximum Value Stock-Settled Appreciation Rights

The estimated fair value of a MVSSSAR is determined by utilizing a lattice model under the option pricing method. MVSSSARs contain a predetermined cap on the maximum stock price at which point the instrument must be exercised. At exercise, employees holding MVSSSARs will receive shares of our common stock with a value equal to the difference between the exercise price and the then current market price per share of our common stock, subject to a predetermined cap. The exercise price of MVSSSARs is determined by using the last sales price of our common stock on the date of grant. Vesting is based on length of service. For all MVSSSARs, we recognize expense on a straight-line basis over the vesting period. The key inputs to the lattice model are the current price of our common stock, the fair value of our common stock at date of grant, the maximum fair value at which the MVSSSARs must be exercised, the vesting period, the contractual term, the volatility, the risk-free interest rate, the employment termination rate and the assumptions with respect to early exercise behavior.

As of December 31, 2011, there was $2.7 million of total unrecognized compensation cost related to unvested MVSSSARs. The remaining cost is expected to be recognized over a weighted-average period of approximately 2.9 years.

Research and Development Expense for Software Products

Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized to the extent that the capitalizable costs do not exceed the realizable value of such costs, until the product is available for general release to customers. Based on our product development process, technological feasibility is established upon the completion of a working model of the software product that has been tested to be consistent with the product design specifications and that is free of any uncertainties related to high-risk development issues. Costs incurred by us between completion of the working model and the point at which the product is ready for general release has been insignificant. Accordingly, we have charged all such costs to research and development expense.

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the respective financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. For the year ended December 31, 2011, our tax provision consists principally of foreign tax expense and a $4.4 million non-cash income tax charge related to the need for a valuation allowance against certain deferred tax assets. For the year ended December 31, 2010, our tax provision consists principally of foreign, U.S. federal and state tax expense.

We continue to assess the realizability of our deferred tax assets. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. We establish valuation allowances when necessary to reduce deferred tax assets to the amounts expected to be realized. The factors used to assess the likelihood of realization include our latest forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. As of December 31, 2011 and 2010, our deferred tax assets had a valuation allowance of $7.9 million and $1.8 million. During the year ended December 31, 2011, a valuation allowance was established against certain of our deferred tax assets that resulted from the uncertain realizability of those assets.

Because of certain prior period ownership changes, the utilization of a portion of our U.S. federal and state NOL carry forward may be limited. We have not finalized our analysis to determine the annual 382 limitation, but we estimate that approximately $2.0 million of our U.S. federal and state net operating losses may be limited which has been reflected in our valuation allowance at December 31, 2011. If we were to determine that certain amounts of the $2.0 million were not limited, a portion of our valuation allowance could be reversed.

We use a more-likely-than-not recognition threshold based on the technical merits of tax positions taken. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. We recognize interest and penalties related to income tax matters in provision for income taxes. At December 31, 2011 and 2010, our reserve for uncertain tax positions was $2.9 million and $3.2 million, respectively.

We identify, evaluate and measure all uncertain tax positions taken or to be taken on tax returns and to record liabilities for the amount of these positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities. Although we believe that our estimates and judgments were reasonable, actual results may differ from these estimates. Some or all of these judgments are subject to review by the taxing authorities.

Our annual provision for income taxes and the determination of the resulting deferred tax assets and liabilities involve a significant amount of management judgment. Management’s judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. We operate within federal, state and international taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues which may require an extended period of time to resolve.

We accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2011 and 2010, there was $0.1 million and $0.1 million, respectively, of accrued interest and penalties.

We expect the earnings of our foreign subsidiaries will continue to be reinvested indefinitely. Accordingly, at December 31, 2011, no provision has been made for U.S. federal and state income taxes of these foreign earnings of $44.0 million. Upon distribution of these earnings, in the form of dividends or otherwise, we may be subject to U.S. income taxes and foreign withholding taxes. The determination of the amount of unrecognized deferred U.S. income tax liability on these earnings is not practicable because of the complexities with the hypothetical calculations.

Contractual Obligations and Commitments & Off-Balance Sheet Arrangements

The following table summarizes our contractual obligations at December 31, 2011 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Payment Due by Period.
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(dollars in thousands)

Operating lease obligations	$68,703	$11,922	$21,470	$14,512	$20,799

We generally do not enter into long-term minimum purchase commitments. Our principal commitments consist of obligations under facility leases for office space.

On January 22, 2010, we completed our acquisition of Syllogic Corporation (“Syllogic”) for total consideration of $1.1 million. The purchase price included a contingent cash consideration of $0.5 million, which is estimated to be paid out over a four year period. The total maximum contingent cash consideration that could be paid pursuant to the agreement is $0.8 million. During the fourth quarter of 2011, we estimated that the total maximum contingent cash consideration of $0.8 million would be paid based on the achievement of certain financial targets. We recorded an additional $0.3 million related to this change in the estimated fair value of this contingent consideration liability within sales and marketing expenses in the accompanying consolidated statement of income for the year ended December 31, 2011. We paid $0.2 million of the contingent consideration liability through December 31, 2011 based on the achievement of certain financial targets.

In May 2011, we began to occupy a new leased facility in Lund, Sweden, and simultaneously ceased use of our previous leased facility in Lund. In July 2011, we reached an agreement with the landlord of the previous leased facility to allow us to terminate the lease agreement in exchange for a lease termination fee of 9.5 million Swedish kronor (approximately $1.4 million based on an assumed exchanged rate of 0.15 as of the date of payment). In October 2011, we paid the lease termination fee. In addition to the lease termination fee, we incurred $0.4 million in rent charges following its abandonment of the previous leased facility as well as an impairment charge of $0.3 million related to the write-off of leasehold improvements from the previous leased facility. These items resulted in aggregate lease termination costs of $2.2 million and are recorded in general and administrative expenses in the accompanying consolidated statement of income for the year ended December 31, 2011.

On June 23, 2011, we entered into two new lease agreements (the “New Lease Agreements”) with Fastighets AB Remulus Lund 3 (the “Property Owner”) for the new leased facility and replace in their entirety the previous lease facility. Both New Lease Agreements expire on April 30, 2019. Each New Lease Agreement will automatically renew upon expiration for additional three year terms unless either party provides written notice to the other of such party’s desire to not renew the applicable lease at least 12 months prior to the end of the respective term. The New Lease Agreements provide for the payment of annual base rent in the amount of approximately 20.8 million Swedish kronor (approximately $3.1 million based on an assumed exchange rate of approximately 0.15 as of December 31, 2011), subject to annual increases. In addition to the base rent, we are required to pay the Property Owner certain operating expenses and other fees in accordance with the terms of the New Lease Agreements. The New Lease Agreements contain customary representations and covenants regarding occupancy, maintenance and care of the Property.

We have obligations related to unrecognized tax benefit liabilities totaling $3.0 million, which have been excluded from the tables above as we do not think it is practicable to make reliable estimates of the periods in which payment for these obligations will be made. However, the following table estimates when these obligations will expire. See Note 8 of our notes to the consolidated financial statements.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Expiration by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Thereafter
	(dollars in thousands)

Unrecognized Tax Benefit Liabilities	$2,987	$569	$494	$117	$1,807

Inflation

Normally, inflation does not have a significant impact on our operations as our products and services are not generally sold on long-term contracts. Consequently, we can adjust our selling prices, to the extent permitted by competition, to reflect cost increases caused by inflation.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

In January 2010, the FASB updated the accounting guidance related to fair value measurements disclosures. The updated guidance (i) requires separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements, (ii) requires disclosure of Level 3 fair value measurements activity on a gross basis, (iii) clarifies existing disaggregation requirements and (iv) clarifies existing input and valuation technique disclosure requirements. The updated guidance was effective for us for interim or annual periods beginning after January 1, 2010, except for Level 3 fair value measurement disclosure requirements, which are effective for fiscal years beginning after January 1, 2011. We adopted the aspects of the guidance on January 1, 2010 and adopted the remaining guidance on January 1, 2011. The adoption of the guidance had no material impact on our financial position, results of operations or liquidity.

In June 2011, the FASB issued an ASU No. 2011-5, Comprehensive Income Topic (Topic 220), Presentation of Comprehensive Income. ASU No. 2011-5 requires companies to present comprehensive income in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement. This update does not change which items are reported in other comprehensive income or the requirement to report reclassifications of items from other comprehensive income to net income. This requirement will become effective for us beginning with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and will require retrospective application for all periods presented.

In September 2011, the FASB issued an ASU No. 2011-08, Intangibles —Goodwill and Other (Topic 350): Testing Goodwill for Impairment. Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines that this threshold is not met, then performing the two-step impairment is unnecessary. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011. The adoption of this update is not expected to have an impact on our financial position, results of operations or liquidity.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates. We do not hold financial instruments for trading purposes.

Market Risk

We are exposed to certain financial risks, including fluctuations in foreign currency exchange rates and interest rates. We manage our exposure to these market risks through internally established policies and procedures. Our policies do not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. We do not use financial instruments for trading purposes and we are not a party to any leveraged derivatives. We monitor our underlying market risk exposures on an ongoing basis and believe that we can modify or adapt our hedging strategies as needed.

Interest Rate Sensitivity

We had cash and cash equivalents of $177.4 million at December 31, 2011 and $158.7 million at December 31, 2010. We held these amounts primarily in cash or money market funds.

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

Foreign Exchange Risk

We market our products in the Americas, Europe, the Asia-Pacific Regions, and Africa and develop our products in Europe. As a result of our business activities in foreign countries, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We sell our products in certain countries in the local currency of the respective country. There is a risk that we will have to adjust local currency product pricing due to the competitive pressure when there has been significant volatility in foreign exchange rates. In addition, our product development activities are principally based at our facility in Lund, Sweden. This provides some natural hedging because most of our subsidiaries’ operating expenses are denominated in their local currencies. Regardless of this natural hedging, our results of operations may be adversely impacted by the exchange rate fluctuation. Although we will continue to monitor our exposure to currency fluctuations and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions. We may choose not to hedge certain foreign exchange exposure for a variety of reasons, including accounting considerations and the prohibitive economic cost of hedging particular exposure.

Foreign exchange risk exposures arise from transactions denominated in a currency other than our functional currency and from foreign denominated revenue and profit translated into U.S. dollars. Approximately 69%, 69% and 73% of our operating revenues for the years ended December 31, 2011, 2010 and 2009 were earned in foreign denominated currencies other than the U.S. dollar. The principal foreign currencies in which we conduct business are the euro, the Swedish kronor and the British pound. The translation of currencies in which we operate into the U.S. dollar may affect consolidated revenues and gross profit margins as expressed in U.S. dollars. We seek to manage our foreign exchange risk in part through operational means, including managing same-currency revenues in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, changes in those currencies relative to the U.S. dollar will impact our revenues and expenses. If the U.S. dollar weakens against a specific foreign currency, our revenues will increase having a positive impact on net income, and our overall expenses will increase, having a negative impact on net income. Likewise, if the U.S. dollar strengthens against a specific foreign currency, our revenues will decrease having a negative impact on net income, and our overall expenses will decrease, having a positive impact on net income. Therefore, significant shifts in foreign currencies can impact our short-term results, as well as our long-term forecasts and targets.

Our actual future gains and losses may differ materially due to the inherent limitations with the timing and amount of changes in foreign currency exchange rates and our actual exposure and positions.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are submitted on pages F-1 through F-28 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROL AND PROCEDURES

(a)    Evaluation of Disclosure and Control Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2011, the end of the period covered by this Annual Report on Form 10-K. The evaluation of our disclosure controls and procedures by our principal executive officer and principal financial officer included consideration of the restatement and remediation of the material weakness described below. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent or detect all errors and all fraud. While our disclosure controls and procedures are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

(b)    Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the financial statements for external purposes in accordance with GAAP, as of December 31, 2011.

Ernst & Young LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting which is included below.

(c)    Changes in Internal Control over Financial Reporting

Subsequent to filing our Form 10-Q for the quarter ended September 30, 2011 and as a result of ongoing enhancement to our internal controls related to income tax accounting, our management became aware that the Company did not maintain effective controls over the preparation and review of accounting for income taxes for the periods ended March 31, 2011, June 30, 2011, and September 30, 2011. This resulted in an error in our interim consolidated financial statements as originally reported in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2011, June 30, 2011, and September 30, 2011, which in turn required a restatement of our interim consolidated financial data for those periods within this Annual Report on Form 10-K. Our management determined that this control deficiency constituted a material weakness in internal control over financial reporting as of March 31, 2011, June 30, 2011, and September 30, 2011. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

We believe that such material weakness has been remediated as of December 31, 2011. We have implemented additional internal controls around accounting for income taxes which also will be applied to future interim periods. We believe that these implemented controls will reduce to an acceptably low level the risk that material errors in the accounting for income taxes will not be detected. In addition, we completed a U.S. entity restructuring in December 2011 which eliminated the corporate structure that contributed to the restatements. Except for these enhancements to our income tax accounting process, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm  on Internal Control over Financial Reporting

The Board of Directors and Stockholders of Qlik Technologies Inc.:

We have audited Qlik Technologies Inc. internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Qlik Technologies Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Qlik Technologies Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Qlik Technologies Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2011 of Qlik Technologies Inc. and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

February 28, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this Item is incorporated by reference from our proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2011.

Executive Officers of the Registrant

The following table sets forth the name, age, and position of each of our executive officers as of February 24, 2012:

	September 30,	September 30,
Name	Age	Positions Held

Lars Björk (1)	49	President, Chief Executive Officer and Director
William G. Sorenson	56	Chief Financial Officer, Treasurer and Secretary
Leslie Bonney	53	Chief Operating Officer
Anthony Deighton	38	Chief Technology Officer and Senior Vice President, Products
Paul Farmer	39	Chief People Officer
Dennis E. Johnson	38	Chief Accounting Officer
Deborah C. Lofton	44	Vice President and General Counsel

(1)	Member of the Board of Directors

Lars Björk has served as our President and Chief Executive Officer since October 2007 and as a member of our board of directors since October 2004. From August 2006 to October 2007, he served as our Chief Financial Officer and Chief Operating Officer. From August 2000 to August 2006, Mr. Björk served as Chief Financial Officer of QlikTech International AB. From January 1999 to August 2000, he served as Chief Information Officer of Resurs Finance. From May 1994 to January 1999, Mr. Björk served Chief Financial Officer of ScandStick, a manufacturer of adhesive material. Mr. Björk received an MBA from the University of Lund, Sweden and a Degree in Engineering from the Technical College in Helsingborg, Sweden.

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

Anthony Deighton has served as our Chief Technology Officer and Senior Vice President, Products since September 2011. Mr. Deighton served as our Senior Vice President, Products from January 2005 to September 2011. He previously served as the General Manager of Siebel Systems’ Employee Relationship Management (ERM) business unit, among a variety of other product marketing roles at Siebel Systems from October 1999 to January 2005. Prior to joining Siebel, Mr. Deighton worked as a business analyst at A.T. Kearney in Chicago, Illinois. Mr. Deighton received a B.A. in Economics from Northwestern University and an M.B.A. with high distinction from Harvard Business School.

Paul Farmer has served as our Chief People Officer since September 2011. From April 2011 to August 2011, Mr. Farmer served as a senior Human Resources Consultant at Burish & Associates. Prior to Burish & Associates, he was the Vice President of Human Resources for eBay from November 2007 to March 2011. Mr. Farmer has also held senior Human Resource management roles with Bank of America and Hewlett Packard. Mr. Farmer holds an M.B.A. and B.S. in Human Resources from California State University.

Dennis E. Johnson has served as our Chief Accounting Officer since January 2012. Mr. Johnson served as our Vice President, Finance from January 2011 to January 2012. He also served as our Director of Accounting and External Reporting from September 2009 to January 2011. Mr. Johnson held various positions at MEDecision, Inc. from 2002 to 2009 including Vice President, Finance and Corporate Controller. Mr. Johnson holds a B.S. in Accounting from La Salle University and an M.B.A. in Finance from Villanova University and is an active Certified Public Accountant in the Commonwealth of Pennsylvania.

Deborah C. Lofton has served as our Vice President and General Counsel since January 2011. From January 2008 to January 2011, Ms. Lofton served as Counsel at McCausland Keen & Buckman. From 2005 to 2007, Ms. Lofton served as Senior Vice President, General Counsel and Secretary of InfraSource Services, Inc. Prior to that, Ms. Lofton held executive level positions at SunGard Availability Services, RMH Teleservices, Inc. and SunGard Data Systems, Inc. Ms. Lofton has a B.A. in American Government from the University of Virginia and a J.D. from the University of Virginia School of Law.

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

The information required by this item is incorporated by reference from the information in our proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information in our proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information in our proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2011.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information in our proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2011.

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

(b)	Exhibits required by Item 601 of Regulation S-K.

The information required by this item is set forth on the exhibit index that follows the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on February 28, 2012.

QLIK TECHNOLOGIES INC.

By:	/s/ LARS BJÖRK
Lars Björk
President, Chief Executive Officer, and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ LARS BJÖRK	President, Chief Executive Officer, and	February 28, 2012
Lars Björk	Director (Principal Executive Officer)

/s/ WILLIAM G. SORENSON	Chief Financial Officer, Treasurer, and	February 28, 2012
William G. Sorenson	Secretary (Principal Financial Officer)

/s/ DENNIS E. JOHNSON	Chief Accounting Officer	February 28, 2012
Dennis E. Johnson	(Principal Accounting Officer)

/s/ BRUCE GOLDEN	Chairman of the Board	February 28, 2012
Bruce Golden

/s/ JOHN C. BURRIS	Director	February 28, 2012
John C. Burris

/s/ JOHN GAVIN, JR.	Director	February 28, 2012
John Gavin, Jr.

/s/ DEBORAH HOPKINS	Director	February 28, 2012
Deborah Hopkins

/s/ EREL N. MARGALIT	Director	February 28, 2012
Erel N. Margalit

/s/ ALEXANDER OTT	Director	February 28, 2012
Alexander Ott

/s/ PAUL WAHL	Director	February 28, 2012
Paul Wahl

EXHIBIT INDEX

Exhibit Number	Description of Document

1.1	Form of Underwriting Agreement

3.2(5)	Restated Certificate of Incorporation of Registrant

3.4(1)	Amended and Restated Bylaws of the Registrant

4.2(3)	Form of Registrant’s Common Stock Certificate

4.3(1)	Investors’ Rights Agreement, dated November 17, 2004 and as amended on various dates, by and among the Registrant, certain stockholders and the investors listed on the signature pages thereto

4.3.A(5)	Amendment and Waiver of Notice Agreement, dated June 11, 2010, by and among the Registrant and certain investors listed on the signature pages thereto

4.4(1)	First Refusal and Co-Sale Agreement, dated November 17, 2004 and as amended on various dates, by and among the Registrant, certain stockholders and the investors listed on the signature pages thereto

4.5(1)	Voting Agreement, dated November 17, 2004 and as amended on various dates, by and among the Registrant, certain stockholders and the investors listed on the signature pages thereto

4.6(1)	First Amendment to Voting Agreement, dated October 10, 2007, by and among the Registrant, QlikTech International AB and certain stockholders

10.1†(3)	Form of Indemnification Agreement between the Registrant and Lars Björk

10.2†(3)	Form of Indemnification Agreement between the Registrant and John Gavin, Jr.

10.3†(3)	Form of Indemnification Agreement between the Registrant and Bruce Golden

10.4†(3)	Form of Indemnification Agreement between the Registrant and Erel Margalit

10.5†(3)	Form of Indemnification Agreement between the Registrant and Alexander Ott

10.6†(3)	Form of Indemnification Agreement between the Registrant and Paul Wahl

10.7†(3)	Form of Indemnification Agreement between the Registrant and William G. Sorenson

10.8†(3)	Form of Indemnification Agreement between the Registrant and Leslie Bonney

10.9†(3)	Form of Indemnification Agreement between the Registrant and Anthony Deighton

10.10†(3)	Form of Indemnification Agreement between the Registrant and Douglas Laird

10.11† (9)	Form of Indemnification Agreement between the Registrant and Deborah Hopkins

10.11†(4)	Amended and Restated Employment Agreement, dated June 1, 2010, by and between the Registrant and Lars Björk

10.12†(4)	Amended and Restated Employment Agreement, dated June 1, 2010, by and between the Registrant and William Sorenson

10.13†(3)	Employment Agreement, dated May 2, 2005, by and between the Registrant and Leslie Bonney

10.13.A†(4)	Letter Agreement, dated June 1, 2010, by and between the Registrant and Leslie Bonney

10.14†(4)	Amended and Restated Employment Offer Letter, dated June 1, 2010, by and between the Registrant and Anthony Deighton

10.15†(4)	Amended and Restated Employment Offer Letter, dated June 1, 2010, by and between the Registrant and Douglas Laird

10.16†(1)	Amended and Restated Consulting Agreement, dated September 1, 2005, by and between the Registrant and Paul Wahl

10.17†(1)	Consulting Agreement, dated October 1, 2004, by and between the Registrant and Alexander Ott

10.18†(1)	2004 Omnibus Stock Option and Award Plan

10.19†(1)	2007 Omnibus Stock Option and Award Plan

10.20†(1)	2010 Equity Incentive Plan, as currently in effect

10.21A†**†(6)	Form of US Employee Notice of Stock Option Grant and Stock Option Agreement under 2010 Equity Incentive Plan

10.21B†(6)**	Form of International Employee Notice of Stock Option Grant and Stock Option Agreement under 2010 Equity Incentive Plan

10.21C†(10)	Form of Swedish Employee Notice of Maximum Value Stock-Settled Stock Appreciation Right Grant and Award Agreement under 2010 Equity Incentive Plan

10.21D†(1)	Form of Notice of Director Stock Unit Award under 2010 Equity Incentive Plan

10.21E†(10)	Form of Notice of Employee Restricted Stock Unit Award and Stock Unit Terms and Conditions

10.22(1)	Translation of Agreement by and between the Registrant, QlikTech International AB and Svenska Handelsbanken AB dated as of July 11, 2008

10.23(1)	Translation of Amendment Agreement by and between the Registrant, QlikTech International AB and Svenska Handelsbanken AB dated as of July 13, 2009

10.24†(1)	Omnibus Stock Option and Award Plan Non-Qualified Stock Option Award Agreement granted to Alexander Ott under the 2004 Omnibus Stock Option and Award Plan

10.25(1)	Omnibus Stock Option and Award Plan Non-Qualified Stock Option Award Agreements granted to Anthony Deighton under the 2004 Omnibus Stock Option and Award Plan and under the 2007 Omnibus Stock Option and Award Plan, and Side letter, dated November 2006, between the Registrant and Anthony Deighton

10.25.A† (4)	Omnibus Stock Option and Award Plan Non-Qualified Stock Option Award Agreement granted to Anthony Deighton under the 2007 Omnibus Stock Option and Award Plan, dated May 21, 2010

Exhibit Number	Description of Document

10.26†(1)	Omnibus Stock Option and Award Plan Non-Qualified Stock Option Award Agreement granted to Douglas Laird under the 2007 Omnibus Stock Option and Award Plan

10.26.A†(4)	Omnibus Stock Option and Award Plan Non-Qualified Stock Option Award Agreement granted to Douglas Laird under the 2007 Omnibus Stock Option and Award Plan, dated May 21, 2010

10.27†(1)	Omnibus Stock Option and Award Plan Non-Qualified Stock Option Award Agreements granted to Lars Björk under the 2004 Omnibus Stock Option and Award Plan and the 2007 Omnibus Stock Option and Award Plan

10.27.A†(4)	Omnibus Stock Option and Award Plan Non-Qualified Stock Option Award Agreement granted to Lars Björk under the 2007 Omnibus Stock Option and Award Plan, dated May 21, 2010

10.28†(1)	2004, 2005 and 2009 Omnibus Stock Option and Award Plans and Sub-Plans for the UK Agreements granted to Leslie Bonney

10.28.A†(4)	2010 Omnibus Stock Option and Award Plan and Sub-Plan for the UK Agreement granted to Leslie Bonney, dated May 21, 2010

10.29†(1)	Omnibus Stock Option and Award Plan Non-Qualified Stock Option Award Agreements granted to Paul Wahl under the 2004 Omnibus Stock Option and Award Plan and 2007 Omnibus Stock Option and Award Plan

10.30†(1)	Omnibus Stock Option and Award Plan Non-Qualified Stock Option Award Agreement granted to William Sorenson under the 2007 Omnibus Stock Option and Award Plan

10.30.A†(4)	Omnibus Stock Option and Award Plan Non-Qualified Stock Option Award Agreement granted to William Sorenson under the 2007 Omnibus Stock Option and Award Plan, dated May 21, 2010

10.31†(4)	Omnibus Stock Option and Award Plan Non-Qualified Stock Option Award Agreement granted to John Gavin, Jr. under the 2007 Omnibus Stock Option and Award Plan

10.32†(1)	Term Loan Facility Agreement, dated June 16, 2008, between the Registrant and Stiftelsen Industrifonden

10.33†(1)	Warrant to Purchase Shares of Preferred Stock, dated June 16, 2008, issued by the Registrant to Stiftelsen Industrifonden

10.34†(1)	Share Pledge Agreement, dated June 16, 2008, between the Registrant and Stiftelsen Industrifonden

10.35†(1)	Stock Purchase Agreement, dated November 17, 2004, between the Registrant, QlikTech International AB and the Investors (as defined therein)

10.36(1)	Lease, dated November 15, 2005, between the Registrant and Radnor Properties-SDC, L.P.

10.37(1)	First Amendment to Lease, dated March 13, 2009, between the Registrant and Radnor Properties-SDC, L.P.

10.38(2)	Translation of “Hyreskontrakt for local,” dated May 22, 2007, between QlikTech International AB and Ideon AB

10.39	Reference is made to Exhibits 4.3, 4.3A, 4.4, 4.5 and 4.6

10.40†(7)	Form of Indemnification Agreement between the Registrant and John Burris

10.41(8)	Second Amendment to Lease dated as of November 23, 2010, by and between Radnor Properties – SDC, L.P. and the Registrant

10.42(6)**	Translation of Transfer Agreement of Transfer Agreement dated December 29, 2010 between QlikTech International AB and Sony Ericsson Mobile Communications AB (SEMC) and two separate lease agreements where by SEMC leased property from Fastighets AB Remulus Lund 3

10.43(11)	Translation of Lease Agreements dated June 23, 2011 between QlikTech International AB and Fastighets AB Remulus Lund 3

10.44(12)	Third Amendment to Lease dated as of November 23, 2010 by and between Radnor Properties — SDC, L.P. and the Registrant

21.1[6]**	List of subsidiaries of the Registrant (including jurisdiction of organization and names under which subsidiaries do business)

23.1	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Compensation arrangement

*	Filed herewith

(1)	Incorporated by reference to the same numbered exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-165844) filed on April 1, 2010.

(2)	Incorporated by reference to the same numbered exhibit to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-165844) filed on May 5, 2010.

(3)	Incorporated by reference to Exhibit (7) to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (SEC File No. 333-165844) filed on May 27, 2010.

(4)	Incorporated by reference to the same numbered exhibit to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 (SEC File No. 333-165844) filed on June 4, 2010.

(5)	Incorporated by reference to the same numbered exhibit to the Registrant’s Amendment No. 4 to Registration Statement on Form S-1 (SEC File No. 333-165844) filed on June 28, 2010.

(6)	Incorporated by reference to the same numbered exhibit to the Registrant’s Annual Report on Form 10-K (SEC File No. 333-165844) filed on March 16, 2010.

(7)	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (SEC File No. 001-34803) filed on October 14, 2010.

(8)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 001-34803) filed on November 23, 2010.

(9)	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (SEC File No. 001-34803) filed on April 6, 2011.

(10)	Incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 001-34803) filed on August 5, 2011.

(11)	Incorporated by reference to Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 001-34803) filed on August 5, 2011.

(12)	Incorporated by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 001-34803) filed on August 5, 2011.

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

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

on the Consolidated Financial Statements

The Board of Directors and Stockholders of Qlik Technologies Inc.:

We have audited the accompanying consolidated balance sheets of Qlik Technologies Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Qlik Technologies Inc. as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Qlik Technologies Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

February 28, 2012

QLIK TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	September 30,
	December 31,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$177,413	$158,712
Accounts receivable, net	111,710	85,364
Prepaid expenses and other current assets	10,194	7,107
Deferred income taxes	753	527

Total current assets	300,070	251,710

Property and equipment, net	10,766	4,399
Intangible assets, net	198	388
Goodwill	2,800	2,746
Deferred income taxes	2,303	4,248
Deposits and other noncurrent assets	1,571	1,573

Total assets	$317,708	$265,064

Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Line of credit, net	$326	$—
Income taxes payable	1,638	8,431
Accounts payable	4,847	5,627
Deferred revenue	63,914	47,918
Accrued payroll and other related costs	30,572	25,262
Accrued expenses	16,753	12,960
Deferred income taxes	—	337

Total current liabilities	118,050	100,535

Long-term liabilities:
Deferred revenue	3,202	2,106
Deferred income taxes	—	48
Other long-term liabilities	6,921	3,185

Total liabilities	128,173	105,874

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 authorized, none issued and outstanding at December 31, 2011 and December 31, 2010	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized; 84,397,823 issued and outstanding at December 31, 2011 and 78,752,390 issued and outstanding at December 31, 2010	8	8
Additional paid-in-capital	180,058	157,928
Retained earnings	9,177	133
Accumulated other comprehensive income	292	1,121

Total stockholders’ equity	189,535	159,190

Total liabilities and stockholders’ equity	$317,708	$265,064

QLIK TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Revenue:
License revenue	$204,414	$145,225	$99,864
Maintenance revenue	89,129	59,846	41,390
Professional services revenue	27,076	21,450	16,105

Total revenue	320,619	226,521	157,359

Cost of revenue:
License revenue	3,540	3,670	3,663
Maintenance revenue	6,787	4,089	1,709
Professional services revenue	24,020	16,319	12,017

Total cost of revenue	34,347	24,078	17,389

Gross profit	286,272	202,443	139,970

Operating expenses:
Sales and marketing	178,456	125,059	95,655
Research and development	24,870	13,798	8,947
General and administrative	63,287	36,018	22,202

Total operating expenses	266,613	174,875	126,804

Income from operations	19,659	27,568	13,166

Other income (expense), net:
Interest income (expense), net	263	(488)	(941)
Change in fair value of warrants	—	(1,962)	(1,953)
Foreign exchange gain (loss) and other income (expense), net	(1,058)	(4,404)	(1,635)

Total other income (expense), net	(795)	(6,854)	(4,529)

Income before provision for income taxes	18,864	20,714	8,637
Provision for income taxes	(9,820)	(7,198)	(1,776)

Net income	$9,044	$13,516	$6,861

Net income per common share:
Basic	$0.11	$0.24	$0.07
Diluted	$0.11	$0.21	$0.06

Weighted average number of common shares:
Basic	82,043,958	45,232,782	16,267,186
Diluted	85,574,414	52,061,916	20,778,448

QLIK TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Convertible Preferred Stock				Stockholders’ Equity (Deficit)
	Series A Preferred		Series AA Preferred		Common		Additional Paid- in-	Retained Earning (Accumulated	Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	(Loss)	Total

Balance at January 1, 2009	19,846,279	$12,082	26,875,145	$11,819	15,978,930	$2	$4,014	$(20,244)	$(1,140)	$(17,368)

Exercise of stock options	—	—	—	—	650,216	—	513	—	—	513
Stock-based compensation expense	—	—	—	—	—	—	1,479	—	—	1,479
Excess tax benefit from stock-based compensation	—	—	—	—	—	—	53	—	—	53
Payments for stock options	—	—	—	—	—	—	123	—	—	123
Repurchase of stock options	—	—	—	—	—	—	(439)	—	—	(439)
Net income	—	—	—	—	—	—	—	6,861	—	6,861
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(325)	(325)

Comprehensive income	—	—	—	—	—	—	—	—	—	6,536

Balance at December 31, 2009	19,846,279	$12,082	26,875,145	$11,819	16,629,146	$2	$5,743	$(13,383)	$(1,465)	$(9,103)

Proceeds from public offering, net of underwriters’ discount	—	—	—	—	12,880,000	1	115,099	—	—	115,100
Conversion of preferred stock to common stock, net offering costs	(19,846,279)	(12,082)	(26,875,145)	(11,819)	46,721,424	5	23,896	—	—	23,901
Warrant liability reclass	—	—	—	—	—	—	6,403	—	—	6,403
Exercise of stock options	—	—	—	—	1,840,034	—	1,741	—	—	1,741
Exercise of common stock warrants	—	—	—	—	561,786	—	650	—	—	650
Stock-based compensation expense	—	—	—	—	—	—	3,018	—	—	3,018
Excess tax benefit from stock-based compensation	—	—	—	—	—	—	675	—	—	675
Payments for stock options	—	—	—	—	—	—	81	—	—	81
Shares issued for acquisition	—	—	—	—	120,000	—	622	—	—	622
Net income	—	—	—	—	—	—	—	13,516	—	13,516
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	2,586	2,586

Comprehensive income	—	—	—	—	—	—	—	—	—	16,102

Balance at December 31, 2010	—	$—	—	$—	78,752,390	$8	$157,928	$133	$1,121	$159,190

Exercise of stock options	—	—	—	—	5,604,613	—	9,481	—	—	9,481
Vesting of restricted stock units	—	—	—	—	40,820	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	10,206	—	—	10,206
Excess tax benefit from stock-based compensation	—	—	—	—	—	—	2,443	—	—	2,443
Net income	—	—	—	—	—	—	—	9,044	—	9,044
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(829)	(829)

Comprehensive income	—	—	—	—	—	—	—	—	—	8,215

Balance at December 31, 2011	—	$—	—	$—	84,397,823	$8	$180,058	$9,177	$292	$189,535

QLIK TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income	$9,044	$13,516	$6,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,971	1,713	1,108
Stock-based compensation expense	10,206	3,018	1,479
Deferred income taxes	1,333	443	(1,998)
Excess tax benefit from stock-based compensation	(2,443)	(675)	(53)
Other non-cash items	2,856	3,160	696
Change in fair value of warrants	—	1,962	1,953
Changes in assets and liabilities:
Accounts receivable	(29,442)	(22,176)	(20,692)
Prepaid expenses and other assets	(3,309)	(4,309)	(176)
Deferred revenue	18,552	14,742	12,007
Accrued expenses and other liabilities	6,925	14,465	11,851

Net cash provided by operating activities	16,693	25,859	13,036

Cash flows from investing activities
Acquisition, net of cash acquired	—	194	—
Purchase of property and equipment	(7,767)	(2,677)	(2,128)

Net cash used in investing activities	(7,767)	(2,483)	(2,128)

Cash flows from financing activities
Proceeds from public offering, net of underwriters' discount and offering costs	—	115,100	—
Proceeds from exercise and issuance of common stock options and warrants	9,481	2,472	197
Borrowings (payments) on line of credit, net	379	(242)	229
Payments on long-term debt, net	—	(7,384)	(2,270)
Payments on contingent consideration	(179)	—	—
Excess tax benefit on stock-based compensation	2,443	675	53

Net cash provided by (used in) financing activities	12,124	110,621	(1,791)
Effect of exchange rates on cash	(2,349)	(137)	935

Net increase in cash and cash equivalents	18,701	133,860	10,052
Cash and cash equivalents, beginning of period	158,712	24,852	14,800

Cash and cash equivalents, end of period	$177,413	$158,712	$24,852

		—	—
Supplemental cash flow information:
Cash paid during the period for interest	$156	$414	$977

Cash paid during the period for income taxes	$13,803	$1,500	$822

Non-cash investing activities:
Leasehold improvement allowance received under operating lease	$1,764	$—	$—

Common stock issued for acquisition of business	$—	$622	$—

QLIK TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(1) Description of Business

QlikTech International AB (“QlikTech Sweden”) was founded in Sweden in 1993. From 1993 until 1999, QlikTech Sweden’s activities were focused on software research and development that resulted in the core technology for “QlikView”, software for business intelligence and data analysis. From 1999 until 2004, QlikTech Sweden focused on the commercialization of this technology primarily in the Nordic market and limited regions of Europe. In 2004, Qlik Technologies Inc. (“We”, “QlikTech” or the “Company”) was incorporated in Delaware, acquired all of the outstanding securities of QlikTech Sweden and began to broaden these marketing and sales activities in the United States (“U.S.”) and to continue this expansion in Europe.

The Company has pioneered a powerful, user-driven business intelligence solution that enables its customers to make better and faster business decisions, wherever they are. The QlikView business discovery platform, or QlikView, helps people create and share insights and analysis in group and across organizations. Business users can explore data, ask and answer their own stream of questions and follow their own path to insight on their own and in teams and groups. Through its wholly owned subsidiaries, the Company sells software solutions that are powered by our in-memory engine which maintains associations in data and calculates aggregations rapidly, as needed. QlikView is designed to give customers significant improvements in usability, flexibility and performance at lower costs compared to traditional business intelligence solutions.

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

Foreign Currency Translation

The financial statements of the Company’s foreign operations are measured using the local currency as the functional currency. The local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date and the local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the reporting periods. Foreign currency transaction gains (losses) have been reflected as a component of the Company’s statements of income and foreign currency translation gains (losses) have been included as a component of accumulated other comprehensive income. Gains and losses from foreign currency transactions are included as a component of other income (expense), net.

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

Accounts Receivable

The Company makes estimates regarding the collectability of accounts receivable. When the Company evaluates the adequacy of its allowance for doubtful accounts, it considers multiple factors, including historical write-off experience, the need for specific customer reserves, the aging of receivables, customer creditworthiness and changes in customer payment cycles. Historically, the allowance for doubtful accounts has been adequate based on actual results. If any of the factors used to calculate the allowance for doubtful accounts change or if the allowance does not reflect the Company’s future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed, and future results of operations could be materially affected. Once the outstanding receivable is determined to be uncollectible and all efforts at collection have been exhausted, the outstanding receivable is written-off.

The following table summarizes the changes in the Company’s allowance for doubtful accounts for the period indicated:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009

Balance at the beginning of the period	$807	$1,171	$868
Amounts to expense	468	222	837
Accounts written off	(384)	(586)	(534)

Balance at the end of the period	$891	$807	$1,171

Concentration of Market Risk

The Company is exposed to certain financial risks, including fluctuations in foreign currency exchange rates and interest rates. The Company manages its exposure to these market risks through internally established policies and procedures. The Company’s policies do not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. The Company does not use financial instruments for trading purposes and we are not a party to any leveraged derivatives. The Company monitors its underlying market risk exposures on an ongoing basis and believes that it can modify or adapt its hedging strategies as needed.

The Company does not believe its business is substantially dependent on any particular customer as no customer represented more than 2% of its revenue in 2011, 2010 or 2009. The Company’s target markets are not confined to certain industries and geographies as it is focused on providing a solution that generally meets the needs of all business users. As of December 31, 2011, the Company’s global partner network was comprised of more than 1,400 partners in over 100 countries. No individual partner represented more than 3% of the Company’s revenues in the fiscal years ended December 31, 2011, 2010 or 2009.

Concentration of Credit Risk

The Company’s principal financial instruments subject to potential concentration of credit risk are cash and cash equivalents and accounts receivable, which are unsecured. The Company’s cash and cash equivalents are maintained at various financial institutions across different geographies. Deposits held with banks may at times exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, management believes they bear minimal risk. Concentration of credit risk with respect to trade accounts receivables is generally limited by a large customer base and its geographic dispersion. The Company believes it has a wide customer base consisting of Fortune 500 corporations, universities, large international companies, and other smaller businesses. As of and for the years ended December 31, 2011, 2010 and 2009, there were no significant concentrations with respect to the Company’s consolidated revenue or accounts receivable.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of the assets. The estimated useful lives are as follows: three years for computers and equipment and five years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the asset’s useful life or the term of the lease.

Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance and repairs are charged to expense as incurred. When property is retired or otherwise disposed of, the costs and accumulated depreciation are removed from the accounts. Any resulting gain or loss is recognized concurrently.

Long-lived Assets

The Company considers whether indicators of impairment of long-lived assets, including identified intangible assets, held for use are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amount, and if so, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their fair value. No circumstances or events indicated impairment to long-lived assets as of December 31, 2011.

Business Combinations

The Company recognizes all of the assets acquired, liabilities assumed and contingent consideration at their fair value on the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially at the acquisition date, with respect to intangible assets acquired, estimated contingent consideration payments and pre-acquisition contingencies assumed. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results. Additionally, any change in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date, including changes from events after the acquisition date, will be recognized in earnings in the period of the estimated fair value change. All other changes in a valuation allowance or uncertain tax positions are recognized as a reduction or increase to income tax expense. Acquisition-related transaction costs, including legal and accounting fees and other external costs directly related to the acquisition are recognized separately from the acquisition and expensed as incurred in general and administrative expenses in the consolidated statements of income.

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

Revenue Recognition

The Company derives its revenues from three sources: (i) license revenues; (ii) maintenance revenues; and (iii) professional service revenues. The majority of license revenue is from the sale of perpetual licenses to customers or resellers. Maintenance, which generally has a contractual term of 12 months, includes telephone and web-based support, software updates and rights to software upgrades on a when-and-if-available basis. Professional services include training, implementation, consulting, and expert services.

For each arrangement, the Company recognizes revenue when (a) persuasive evidence of an arrangement exists (e.g. a signed contract or purchase order); (b) delivery of the product has occurred and there are no remaining obligations or substantive customer acceptance provisions; (c) the fee is fixed or determinable; and (d) collection of the fee is deemed reasonably assured. Delivery is considered to have occurred upon electronic transfer of the license key that provides immediate availability of the product to the purchaser.

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

For sales through resellers, the Company recognizes revenue upon the delivery of the product only if those resellers provide the Company, at the time of placing their order, with the identity of the end-user customer to whom the product has been sold. The Company’s resellers do not carry inventory of its software. Sales through resellers are evidenced by a reseller agreement, together with purchase orders on a transaction-by-transaction basis.

The Company also sells software licenses to original equipment manufacturers (“OEMs”) who integrate the Company’s product for distribution with their applications. The Company does not offer any rights to return products sold to resellers. The OEM’s end-user customer is licensed to use the Company’s products solely in conjunction with the OEM’s application. In OEM arrangements, key delivery is required as the basis for revenue recognition. However, depending upon the OEM partner’s business model the Company recognizes revenue either up-front or over time in subscription or royalty based models.

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

Cost of Revenue

Cost of license revenue is primarily comprised of referral fees paid to third parties in connection with software license sales.

Cost of maintenance revenue is primarily comprised of the costs associated with the customer support personnel that provide maintenance and support services to the Company’s customers.

Cost of professional services revenue is primarily comprised of the costs associated with professional services personnel and consultants that provide consulting and training services to the Company’s customers.

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

Commissions

The Company records commission expense related to license sales in the period in which the sale is made. For arrangements that consist solely of professional services, commission expense is recorded in the period in which the professional services have been rendered.

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

Advertising

Advertising costs are charged to operations as incurred and include direct marketing, events, public relations, sales collateral materials and partner programs. Advertising expense was approximately $20.8 million, $15.3 million and $15.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

The Company uses a more-likely-than-not recognition threshold based on the technical merits of tax positions taken. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. The Company recognizes interest and penalties related to income tax matters in provision for income taxes.

Comprehensive Income

The Company classifies items of other comprehensive income separately within stockholders’ equity (deficit). For the years ended December 31, 2011, 2010 and 2009, comprehensive income was:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009

Net income	$9,044	$13,516	$6,861
Foreign currency translation gain (loss)	(829)	2,586	(325)

Comprehensive income	$8,215	$16,102	$6,536

Stock-Based Compensation

The Company recognizes the cost of stock-based compensation based on the fair value of those awards at the date of grant over the requisite service period. The Company uses the Black-Scholes-Merton (“Black-Scholes”) option pricing model to determine the fair value of common stock option awards. The fair value of a restricted stock unit is determined by using the fair value of the Company’s common stock on the date of grant. The estimated fair value of Maximum Value Stock-Settled Stock Appreciation Rights (“MVSSSARs”) is determined by utilizing a lattice model under the option pricing method. Stock-based compensation plans, related expenses and assumptions used in the Black-Scholes option pricing model and the lattice model under the option pricing method are more fully described in Note 12 to these consolidated financial statements. The estimated fair value of stock-based compensation awards on the date of grant is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense is recorded within cost of revenue, sales and marketing, research and development and general and administrative expenses in the consolidated statements of income.

The following table sets forth the total stock-based compensation expense included in the consolidated statements of income for the years ended December 31, 2011, 2010, and 2009:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Cost of revenue	$701	$188	$82
Sales and marketing	5,672	1,572	733
Research and development	710	96	79
General and administrative	3,123	1,162	585

	$10,206	$3,018	$1,479

Net Income Attributable to Common Shares

Prior to completion of the Company’s initial public offering (“IPO”), the Company used the two-class method to compute net income per common share because the Company previously issued securities, other than common stock, that contractually entitled the holders to participate in dividends and earnings of the Company. All common shares and per common share information referenced throughout these audited consolidated financial statements have been retroactively adjusted to reflect such renaming. The two class method required earnings available to common stockholders for the period, after an allocation of earnings to participating securities, to be allocated between common and participating securities based upon their respective rights to receive distributed and undistributed earnings. The Company’s Series A and Series AA preferred stock were each entitled to receive annual non-cumulative dividends of $0.0504 per share, payable prior and in preference to the holders of Series A common stock (hereinafter referred to as “Common Stock”) when and if declared by the Board. In the event a dividend was to be paid on Common Stock, holders of Series A and Series AA preferred stock were entitled to a proportionate share of any such dividend as if they were holders of common shares (on an as-if converted basis).

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009

Basic net income per common share calculation:
Net income	$9,044	$13,516	$6,861
Less: Undistributed earnings allocated to participating securities	—	(2,644)	(5,697)

Net income attributable to common shares	9,044	10,872	1,164
Weighted average common shares outstanding	82,043,958	45,232,782	16,267,186

Basic net income per common share	$0.11	$0.24	$0.07

Diluted net income per common share calculation:
Net income	$9,044	$13,516	$6,861
Less: Undistributed earnings allocated to participating securities	—	(2,644)	(5,697)

Net income attributable to common shares—diluted	9,044	10,872	1,164
Weighted average shares used to compute basic net income per share	82,043,958	45,232,782	16,267,186
Effect of potentially dilutive securities:
Common stock options and restricted stock units	3,530,456	6,829,134	4,511,262

Weighted average shares used to compute diluted net income per share	85,574,414	52,061,916	20,778,448

Diluted net income per common share	$0.11	$0.21	$0.06

Diluted net income per common share for the periods presented does not reflect the following potential common shares as the effect would be anti-dilutive:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009

Common stock options	3,017,776	614,900	1,104,552
Restricted stock units	70,200	3,320	—
Warrants	—	—	474,282
MVSSSARs	387,785	—	—

	3,475,761	618,220	1,578,834

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

In January 2010, the FASB updated the accounting guidance related to fair value measurements disclosures. The updated guidance (i) requires separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements, (ii) requires disclosure of Level 3 fair value measurements activity on a gross basis, (iii) clarifies existing disaggregation requirements, and (iv) clarifies existing input and valuation technique disclosure requirements. The updated guidance was effective for the Company for interim or annual periods beginning after January 1, 2010, except for Level 3 fair value measurement disclosure requirements, which are effective for fiscal years beginning after January 1, 2011. The Company adopted the aspects of the guidance on January 1, 2010 and adopted the remaining guidance on January 1, 2011. The adoption of the guidance had no material impact on the Company’s financial position, results of operations or liquidity.

In June 2011, the FASB issued an ASU No. 2011-5, Comprehensive Income Topic (Topic 220), Presentation of Comprehensive Income. ASU No. 2011-5 requires companies to present comprehensive income in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement. This update does not change which items are reported in other comprehensive income or the requirement to report reclassifications of items from other comprehensive income to net income. This requirement will become effective for the Company beginning with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and will require retrospective application for all periods presented.

In September 2011, the FASB issued an ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines that this threshold is not met, then performing the two-step impairment is unnecessary. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011. The adoption of this update is not expected to have an impact on the Company’s financial position, results of operations or liquidity.

(3) Acquisitions

On January 22, 2010, the Company completed its acquisition of Syllogic Corporation (“Syllogic”) for total consideration of $1.1 million. The purchase price consisted of 120,000 shares of common stock valued at $0.6 million and contingent cash consideration of $0.5 million, which is estimated to be paid out over a four year period. The total maximum contingent cash consideration that could be paid pursuant to the agreement is $0.8 million. During the fourth quarter of 2011, the Company estimated that the total maximum contingent cash consideration of $0.8 million would be paid based on the achievement of certain financial targets. The Company recorded an additional $0.3 million related to this change in the estimated fair value of this contingent consideration liability within sales and marketing expenses in the accompanying consolidated statement of income for the year ended December 31, 2011. The Company paid $0.2 million of the contingent consideration liability through December 31, 2011 based on the achievement of certain financial targets.

(4) Goodwill and Other Intangible Assets

The following table provides a rollforward of the Company’s goodwill activity:

	September 30,	September 30,
	2011	2010

Balance at January 1	$2,746	$1,308
Syllogic acquisition	—	1,357
Impact of foreign currency translation	54	81

Balance at December 31	$2,800	$2,746

The change in goodwill in the consolidated balance sheet during 2011 was due to foreign currency translation. The change in goodwill in the consolidated balance sheet during 2010 was due to the acquisition of Syllogic and foreign currency translation. There was no impairment during the years ended December 31, 2011, 2010 and 2009.

The following table provides information regarding the Company’s intangible assets subject to amortization:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31, 2011			December 31, 2010
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount

Purchased technology	$200	$(200)	$—	$200	$(160)	$40
Customer relationships and other identified intangible assets	735	(537)	198	735	(387)	348

Total	$935	$(737)	$198	$935	$(547)	$388

The cost of finite-lived intangible assets is amortized on a straight-line basis over their estimated useful lives of three to five years. Amortization of intangible assets was $0.2 million for each of the years ended December 31, 2011, 2010 and 2009, respectively. The estimated aggregate amortization expense for 2012 is $0.2 million. The weighted average amortization period for all intangible assets is 4.5 years.

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

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and nonrecurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company. The Company estimated the fair value of the Syllogic Corporation contingency using a probability-weighted discount cash flow model. The contingency is more fully described in Note 3 to these consolidated financial statements. This fair value was classified as Level 3 because it was based on significant unobservable inputs that are supported by little or no market activity and reflect our own assumptions. The Company recorded an additional $0.3 million related to the change in the estimated fair value of this contingent consideration liability in sales and marketing expenses in the accompanying consolidated statement of income for the year ended December 31, 2011.

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill. These items are recognized at fair value when they are considered to be impaired. During the year ended December 31, 2011 and 2010, there were no fair value adjustments for assets and liabilities measured on a non-recurring basis.

(6) Property and Equipment, net

The following is a summary of property and equipment, net:

	September 30,	September 30,
	December 31,
	2011	2010

Computers and equipment	$8,633	$4,741
Furniture and fixtures	4,106	1,926
Leasehold improvements	3,349	1,425

	16,088	8,092
Less accumulated depreciation	(5,322)	(3,693)

	$10,766	$4,399

During the year ended December 31, 2011, the Company received a lease incentive of $1.8 million relating to a tenant improvement allowance in conjunction with entering into an operating lease for its corporate headquarters. This tenant improvement allowance was recorded as a leasehold improvement and is being amortized over the life of the lease. Depreciation and amortization expense totaled $2.8 million, $1.5 million, and $0.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(7) Line of Credit, net

On July 25, 2011, one of the Company’s subsidiaries, QlikTech India Pvt Ltd, executed a Working Capital Facility General Terms Agreement with an India lender, which provides an overdraft facility for borrowings of up to 25.0 million Indian Rupees (“INR”) for one year and is used for the purposes of funding working capital requirements. On January 30, 2012, the Company entered into an amendment with the India lender increasing the borrowings available under the overdraft facility to 75.0 million INR (approximately $1.4 million based on an assumed exchange rate of 0.018 as of December 31, 2011). Borrowings under the overdraft facility bear interest at the India lender’s base rate (9.75% as of December 31, 2011) plus 2.75% and are payable on the last business day of each calendar month. As of December 31, 2011, the borrowings under the overdraft facility were approximately 17.7 million INR (approximately $0.3 million based on an assumed exchange rate of 0.018 as of December 31, 2011) and interest incurred was de minimus.

On October 28, 2011, one of the Company’s subsidiaries, QlikTech Brazil Comercialzação de Software Ltda, executed a Bank Credit Bill with a Brazilian lender, which provides an overdraft facility for borrowings of up to 1.0 million Brazilian Reals (“BRL”) (approximately $0.5 million based on an assumed exchange rate of 0.54 as of December 31, 2011) for 180 days and is used for the purposes of funding working capital requirements. Borrowings under the overdraft facility bear interest at 100% CDI (11.0% as of December 31, 2011) plus 2.75% and are payable on the first business day of the subsequent month to that of each overdraft. As of December 31, 2011, there were no borrowings under the overdraft facility and no interest incurred.

(8) Provision for Income Taxes

The effective tax rates for the year ended December 31, 2011, 2010 and 2009 were 52.1%, 34.8% and 20.6%, respectively.

Income (loss) before provision for income taxes is allocated as follows:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009

U.S. operations	$(6,965)	$(5,666)	$(4,611)
Foreign operations	25,829	26,380	13,248

	$18,864	$20,714	$8,637

(Provision) benefit for income taxes is comprised of the following:

	September 30,	September 30,	September 30,	September 30,
	U.S. Federal	State and Local	Foreign	Total
Year ended December 31, 2011:
Current	$182	$(59)	$(6,934)	$(6,811)
Deferred	(2,313)	(453)	(243)	(3,009)

	$(2,131)	$(512)	$(7,177)	$(9,820)

Year ended December 31, 2010:
Current	$(182)	$(81)	$(5,953)	$(6,216)
Deferred	(687)	197	(492)	(982)

	$(869)	$116	$(6,445)	$(7,198)

Year ended December 31, 2009:
Current	$(1)	$(36)	$(3,598)	$(3,635)
Deferred	1,535	123	201	1,859

	$1,534	$87	$(3,397)	$(1,776)

The provision for income taxes differs from the amount of taxes determined by applying the U.S. federal statutory rate to income before the provision for income taxes as a result of the following:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009

Statutory federal income tax	$(6,414)	$(7,043)	$(2,937)
(Increase) reduction in income taxes resulting from:
Foreign tax benefit for income taxed at lower rates	1,990	1,934	1,611
Foreign tax credit	1,658	504	180
Change in valuation allowance	(6,076)	(83)	916
State and local income taxes, net of federal income tax benefit	229	297	100
Permanent differences—warrant liability	—	(667)	(719)
Permanent differences—stock options	(976)	(912)	(493)
Permanent differences—other	(403)	653	101
Internal Revenue Code Section 956 income and tax on earnings not permanently reinvested	337	(1,447)	—
Other	(165)	(434)	(535)

Total	$(9,820)	$(7,198)	$(1,776)

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	September 30,	September 30,
	December 31, 2011	December 31, 2010
Deferred tax assets:
Accrued expenses	$584	$283
Foreign tax credits	2,436	778
Stock options and restricted stock units	2,769	1,074
Other assets	549	356
Net operating loss carryforwards	5,997	4,108

Total gross deferred tax assets	12,335	6,599
Less: valuation allowance	(7,903)	(1,824)

Net deferred tax assets	4,432	4,775
Deferred tax liabilities:
Depreciation	(1,241)	3
Other	(135)	(388)

Total deferred tax liabilities	(1,376)	(385)

Total net deferred tax assets	$3,056	$4,390

As reported
Defererd tax assets, current	$753	$527
Deferred tax assets, non-current	2,303	4,248
Deferred tax liablities, current	—	(337)
Deferred tax liablities, non-current	—	(48)

Total net deferred tax assets	$3,056	$4,390

The following table summarizes the changes in the Company’s valuation allowance on deferred tax assets for the period indicated:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009

Balance at the beginning of the period	$1,824	$1,741	$3,039
Amounts charged to expense	4,421	66	(914)
Other increases (decreases)	1,658	17	(384)

Balance at the end of the period	$7,903	$1,824	$1,741

Based on a current evaluation of expected future taxable income and in connection with the Company’s completed U.S. entity restructuring in December 2011, the Company determined it is not more likely than not that certain domestic deferred tax assets will be realized. Therefore the Company increased the related valuation allowance on these assets by $4.4 million during the year ended December 31, 2011. This represents a full valuation allowance on net domestic deferred tax assets.

The other increase in the valuation allowance in 2011 was attributable to the recognition of a foreign tax credit deferred tax asset, the realization of which is not more likely than not.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible as of December 31, 2011, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, with the exception of certain of the Company’s deferred tax assets for which the valuation allowance has been established due to the uncertain realizability of those assets. The amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

Section 382 of the Internal Revenue Code (“Section 382”) limits the utilization of net operating losses when ownership changes occur, as defined by that section. The Company has performed an analysis to identify its Section 382 ownership changes. Because of the ownership changes, the utilization of some of its U.S. federal and state net operating loss carry forwards may be limited. The Company has not completed the analysis to determine the annual Section 382 limitation, but estimates that approximately $2.0 million of its U.S. federal and state net operating loss carry forwards may be limited. Therefore, no federal or state tax benefit has been recorded on that portion of the net operating loss. Such limitation may have an impact on the ultimate realization of the Company’s carry forwards and future tax deductions.

At December 31, 2011 and 2010, there were approximately $13.4 million and $7.6 million of U.S. federal and $4.6 million and $5.0 million of state net operating loss carry forwards, respectively. The majority of these net operating loss carry forwards will expire, if unused, between 2020 and 2029.

In addition, at December 31, 2011 and 2010, there were approximately $2.0 million and $4.0 million of gross foreign net operating loss carry forwards, respectively. The majority of these net operating loss carry forwards have an indefinite carry forward period.

In addition, at December 31, 2011, the Company had $93.4 million in cumulative income tax deductions on the exercise of stock options and the vesting of restricted stock units. This income tax benefit will be recorded to additional paid-in-capital when realized. Since the Company was able to reduce its actual cash income taxes for U.S. state and foreign jurisdictions as a result of the tax deductions, the realization of $1.3 million and $1.0 million of income tax savings for U.S. and foreign entities, respectively, was recognized as a benefit to additional paid-in-capital for the year ended December 31, 2011.

In assessing its unrecognized tax benefits, the Company has analyzed its tax return filing positions in all of the federal, state and foreign filing jurisdictions where it is required to file income tax returns, as well as all open years in those jurisdictions.

The following table indicates the changes to the Company’s unrecognized tax benefits:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009

Beginning balance	$3,096	$3,322	$3,251
Expiration of statute of limitations for the assessment of taxes	(115)	(339)	—
Increase related to current tax year	175	99	—
Increase (decrease) related to prior tax years	(259)	127	—
Foreign currency translation adjustments	(26)	(113)	71

Ending balance	$2,871	$3,096	$3,322

All of the Company’s unrecognized tax benefits would affect the Company’s effective tax rate if recognized. The Company does not expect its unrecognized tax benefit liability to change significantly over the next 12 months. During 2011, the Company may realize a tax benefit due to the expiration of limitations on certain previously filed returns. As of December 31, 2011, there was $0.1 million of accrued interest and penalties.

Although the Company believes that the estimates and assumptions supporting its assessments are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in the historical income tax provision and recorded assets and liabilities. Based on the results of an audit or litigation, there could be a material effect on the Company’s income tax benefit (provision), net income (loss) or cash flows in the period or periods for which that determination is made.

As of December 31, 2011, the Company is subject to U.S. Federal Income Tax examination for the tax years 2007 through 2010, and to non-U.S. income tax examination for the tax years 2006 through 2010. In addition, because of net operating losses, the Company’s U.S. federal income tax returns for 2003 and later years will remain subject to examination until the losses are utilized.

The Company expects the earnings of its foreign subsidiaries will continue to be reinvested indefinitely. Accordingly, at December 31, 2011, no provision has been made for U.S. federal and state income taxes of these foreign earnings of $44.0 million. Upon distribution of these earnings, in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. The determination of the amount of unrecognized deferred U.S. income tax liability on these earnings is not practicable because of the complexities with the hypothetical calculations.

(9) Capital Stock

Our authorized capital consists of 300,000,000 shares of Common Stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

Common Stock

Outstanding shares. At December 31, 2011, we had outstanding 84,397,823 shares of Common Stock.

As of December 31, 2011, there were 8,859,651 shares of Common Stock subject to outstanding options, 86,692 shares of Common Stock issuable upon vesting of restricted stock units outstanding and 387,786 shares of Common Stock issuable for MVSSSARs based on the value equal to the difference between the exercise price and the then current market price, subject to a predetermined cap.

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

Preferred Stock

At December 31, 2011 and 2010, we had no shares of our preferred stock outstanding.

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

(10) Commitments and Contingencies

Litigation

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

Our intellectual property is an essential element of our business. We own registered trademarks for the “Qlik” and “QlikView” name. We rely on a combination of copyright, trademark, trade dress and trade secrecy laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights both domestically and abroad. These laws, procedures and restrictions provide only limited protection. As of December 31, 2011, we had three issued U.S. patents and had two pending applications for U.S. patents. In addition, as of December 31, 2011, we had 19 issued and eight pending applications for foreign patents. Any future patents issued to us may be challenged, invalidated or circumvented. Any patents that might be issued in the future, with respect to pending or future patent applications may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. We endeavor to enter into agreements with our employees and contractors and with parties with whom we do business in order to limit access to and disclosure of our proprietary information.

Leases

The Company conducts its operations in leased facilities under leases expiring at various dates through 2021. Rent expense was approximately $9.9 million, $6.0 million and $4.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The future minimum lease payments under non-cancelable operating leases are as follows:

September 30,
Year ending December 31:

2012	$11,922
2013	11,894
2014	9,576
2015	7,836
2016	6,676
Thereafter	20,799

Total future minimum lease payments	$68,703

The Company’s significant lease agreements relate to the global corporate headquarters and principal executive offices located in Radnor, Pennsylvania, its primary research and development center in Lund, Sweden and its offices located in Winnersh, United Kingdom. The Company’s lease agreement for its global corporate headquarters and principal executive offices has a term of ten years and expires in the fourth quarter of 2021. The lease agreements related to the Company’s primary research and development center has a term of eight years and expires in the second quarter of 2019. The Company’s lease agreement for its office in Winnersh, United Kingdom has a term of ten years and expires in the fourth quarter of 2021.

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

The Company’s revenues were generated in the following geographic regions:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009

The Americas	$105,372	$70,930	$42,725
Europe	187,900	138,364	103,824
Rest of world	27,347	17,227	10,810

Consolidated total	$320,619	$226,521	$157,359

During the year ended December 31, 2011, sales from customers in the U.S., Sweden, the United Kingdom and the Germany were $87.2 million, $34.1 million, $31.1 million and $30.3 million, respectively. During the year ended December 31, 2010, sales from customers in the U.S., Sweden, the United Kingdom and Germany were $57.7 million, $26.3 million, $23.1 million and $23.0 million, respectively. During the year ended December 31, 2009, sales from customers in the U.S., Sweden and Germany were $35.9 million, $23.2 million and $20.1 million, respectively.

The following geographic data includes property and equipment based on physical location within that geographic area. Long-lived assets by geographic area consist of property and equipment and are as follows:

	September 30,	September 30,
	As of December 31,
	2011	2010

The Americas	$4,723	$841
Europe	5,676	3,413
Rest of world	367	145

Consolidated total	$10,766	$4,399

As of December 31, 2011, long-lived assets held in the U.S. and Sweden were $4.7 million and $3.8 million, respectively. As of December 31, 2010, long-lived assets held in Sweden and the U.S. were $1.5 million and $0.7 million, respectively.

(12) Share-based Payment Plans

In 2004, the Company’s Board of Directors and stockholders approved the Company’s 2004 Omnibus Stock Option and Award Plan (“2004 Plan”) which provided for the granting of either incentive or nonqualified stock options and other types of awards to purchase up to 11,124,400 shares of the Company’s common stock. In 2007, the Company’s Board of Directors and stockholders approved the Company’s 2007 Omnibus Stock Option and Award Plan (“2007 Plan”). The 2007 Plan provided for the granting of either incentive stock options or nonqualified stock options and other types of awards to purchase up to 18,124,400 shares of the Company’s common stock. The 2004 Plan and the 2007 Plan provided for stock-based awards to employees, directors and advisors. Stock options were granted at a strike price not less than the estimated fair market value at the date of grant as determined by the Board of Directors.

The 2004 Plan and 2007 Plan were designed to help attract and retain the Company and its subsidiaries’ personnel, to reward employees and directors for past services and to motivate such individuals through added incentives to further contribute to the success of the Company. The maximum term for options granted is ten years. Options granted pursuant to the 2004 Plan and 2007 Plan generally vest at 25% after the first year and then vest 6.25% each quarter over the remaining three years.

Generally, we require Swedish plan participants to purchase their stock options at a purchase price equal to the estimated fair value of the options on the date of grant. There were no payments received by the Company for the grant of Swedish stock options for the year ended December 31, 2011. The Company received payments for the grant of Swedish stock options were $0.1 million for the years ended December 31, 2010 and 2009. The term of stock options granted to Swedish employees, directors and advisors is usually four years. Pursuant to our non-qualified stock option award agreements with our Swedish employees, stock options are subject to the Company’s right of repurchase upon a termination of service to the participant at a price equal to the fair market value on the date of termination of service. In 2010, the Company stopped repurchasing options. Total proceeds from options repurchased by the Company were $0.4 million in 2009.

The Company’s 2010 Equity Incentive Plan (“2010 Plan”) took effect on the effective date of the registration statement for the Company’s IPO. The Company has initially reserved 3,300,000 shares of its common stock for issuance under the 2010 Plan. The number of shares reserved for issuance under the 2010 Plan will be increased automatically on January 1st of each year, starting with 2011, by a number equal to the smallest of 3,300,000 shares; 3.75% of the shares of common stock outstanding at that time; or the number shares determined by the Company’s board of directors. As of December 31, 2011, there were 2,728,693 shares available for grant under the 2010 Plan. In February 2012, the Board of Directors of the Company authorized an automatic increase of 3,164,918 shares to the 2010 Plan.

Common Stock Options

The Company uses the Black-Scholes option-pricing model to value common stock option awards. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. For stock options granted, since our historical stock data from our IPO in July 2010 is less than the expected life of the stock option, we have used a blended volatility to estimate expected volatility. The blended volatility includes a weighting of our historical volatility from the date of our IPO to the respective grant date and an average of our peer group historical volatility consistent with the expected life of the option. The Company’s peer group historical volatility includes the historical volatility of companies that are similar in revenue size, in the same industry or are competitors. The Company expects to continue to use a larger proportion of its historical volatility in future periods as it develops additional historical experience of its own stock price fluctuations considered in relation to the expected life of the option. The expected term for option grants to employees based in Sweden is four years based on the contractual expiration date and our historical experience. The expected term for all other option grants is based on the simplified method. The risk-free interest rate is based on U.S. Treasury yield curve with a remaining term equal to the expected life assumed at grant. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimate and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different in the future.

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

The following provides a summary of the stock option activity for the Company as of the noted dates:

	September 30,	September 30,	September 30,
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)

Outstanding as of January 1, 2009	12,138,049	$1.19	8.26

Granted	2,709,754	2.53	—
Exercised	(650,216)	0.79	—
Forfeited	(1,856,114)	1.14	—

Outstanding as of December 31, 2009	12,341,473	$1.51	6.83

Granted	1,881,400	10.43	—
Exercised	(1,840,034)	1.09	—
Forfeited	(329,394)	2.21	—

Outstanding as of December 31, 2010	12,053,445	$2.95	6.71

Granted	2,811,629	26.58	—
Exercised	(5,604,613)	1.71	—
Forfeited	(400,810)	11.41	—

Outstanding as of December 31, 2011	8,859,651	$10.84	7.38

Exercisable at December 31, 2011	4,173,596	$3.06	5.95

Vested and expected to vest at December 31, 2011	8,299,667	$10.37	7.25

The grant date weighted-average fair value per common stock option for the years ended December 31, 2011, 2010 and 2009 was $12.49, $5.13 and $1.23, respectively. The total fair value of the common stock options that vested during the years ended December 31, 2011, 2010 and 2009 was $5.8 million, $2.3 million and $1.6 million, respectively.

The total intrinsic value of common stock options exercised during 2011, 2010 and 2009 was $145.9 million, $28.0 million and $1.3 million. The aggregate intrinsic value of common stock options outstanding and fully vested as of December 31, 2011 is $88.2 million. The aggregate intrinsic value of common stock options outstanding and expected to vest as of December 31, 2011 is $114.8 million.

The assumptions used in the Black-Scholes option pricing model are:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009

Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.1% –2.7%	1.3% – 2.7%	1.5% – 2.4%
Expected volatility	45.3% – 47.0%	48.3% – 50.2%	44.7% – 85.7%
Expected life (Swedish grants, in years)	4	4	4
Expected life (all other grants, in years)	6.25	6.25	6.25

For the years ended December 31, 2011, 2010 and 2009, the Company recorded stock-based compensation expenses of $9.0 million, $3.0 million and $1.5 million, respectively, related to common stock options. Included in stock-based compensation expense for the year ended December 31, 2011 is a charge of $0.5 million related to the modification of certain common stock option awards of former employees.

As of December 31, 2011, there was $32.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested employee and non-employee director common stock options. The remaining cost is expected to be recognized over a weighted-average period of approximately 2.7 years.

Restricted Stock Units

The Company grants restricted stock unit awards to its employees and non-employee directors under the provisions of the 2010 Plan. The cost of a restricted stock unit is determined using the fair value of the Company’s common stock on the date of grant. A restricted stock unit award entitles the holder to receive shares of the Company’s common stock as the award vests. Vesting may be based on length of service, the attainment of performance-based milestones, or a combination of both. Stock-based compensation expense is amortized on a straight-line basis over the vesting period.

The following provides a summary of the restricted stock unit activity for the Company as of the noted dates:

	September 30,	September 30,
	Number of Shares	Weighted- Average Grant Date Fair Value

Unvested as of January 1, 2011	40,820	$11.02
Granted	86,692	30.02
Vested	(40,820)	11.02
Forfeited	—	—

Unvested as of December 31, 2011	86,692	$30.02

For the years ended December 31, 2011 and 2010, the Company recorded stock-based compensation expenses of $0.8 million and $0.1 million, respectively, related to restricted stock units. For the year ended December 31, 2009, there was no stock-based compensation expense recorded related to restricted stock units.

As of December 31, 2011, there was $2.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to restricted stock unit awards which have not vested or settled. The remaining cost is expected to be recognized over a weighted-average period of approximately 2.3 years.

Maximum Value Stock-Settled Stock Appreciation Rights

The Company grants Maximum Value Stock-Settled Stock Appreciation Rights (“MVSSSARs”) to its Swedish employees under the provisions of the 2010 Plan. MVSSSARs contain a predetermined cap on the maximum stock price at which point the instrument must be exercised. At exercise, employees holding MVSSSARs will receive shares of the Company’s common stock with a value equal to the difference between the exercise price and the then current market price per share of the Company’s common stock, subject to a predetermined cap. The exercise price of MVSSSARs is determined by using the last sales price of the Company’s common stock on the date of grant. Vesting is based on length of service. Stock-based compensation expense is amortized on a straight-line basis over the vesting period. The estimated fair value of MVSSSARs is determined by utilizing a lattice model under the option pricing method. The key inputs to the lattice model are the current price of our common stock, the fair value of our common stock at date of grant, the maximum fair value at which the MVSSSARs must be exercised, the vesting period, the contractual term, the volatility, the risk-free interest rate, the employment termination rate and the assumptions with respect to early exercise behavior.

As of December 31, 2011, the Company has an aggregate of 387,786 MVSSSARs issued to its employees outstanding. The grant date weighted-average fair value per MVSSSAR for the year ended December 31, 2011 was $8.03. If settlement of all outstanding MVSSSARs were to occur, the Company would issue upon settlement approximately 140,337 shares of the Company’s common stock.

For the years ended December 31, 2011, the Company recorded stock-based compensation expenses of $0.4 million related to MVSSSARs. For the year ended December 31, 2010 and 2009, there was no stock-based compensation expense recorded related to MVSSSARs.

As of December 31, 2011, there was $2.7 million of total unrecognized compensation cost related to unvested MVSSSARs. This amount will be amortized on a straight-line basis over the requisite service period related to the MVSSSARs. The remaining cost is expected to be recognized over a weighted-average period of approximately 2.9 years.

(13) Shares Reserved for Future Issuance

At December 31, 2011, the Company had reserved a total of its authorized shares of common stock for issuance under its equity incentive plan and other classes of stock for future issuance as follows:

September 30,
Granted and outstanding stock options, restricted stock units and MVSSSARs	9,334,129
Future issuance of stock options	2,728,693
Future issuance of preferred stock	10,000,000

In February 2012, the Board of Directors authorized an automatic increase of 3,164,918 shares to the 2010 Plan.

(14) Benefits Plans

The Company sponsors a 401(k) savings plan covering substantial all U.S. employees who meet certain age and employment criteria. Employees may contribute up to the Internal Revenue Service maximum employee contribution each year. The Company has contributed a 3% non-elective contribution based on eligible employee earnings which is made in the first quarter following the end of the plan year. There is no vesting period for non-elective contributions. In the foreign entities, the Company has defined contribution plans for the employees’ retirements who meet certain age, employment, and salary criteria. The Company’s benefit plans expense was approximately $3.6 million, $3.0 million and $2.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(15) Restatement and Selected Quarterly Financial Data (Unaudited)

The unaudited quarterly financial information for the quarterly periods ended March 31, 2011, June 30, 2011 and September 30, 2011 have been restated to correct errors in reported income tax benefits (provisions) in those periods. These errors were caused by the failure to consider fully the effects of deferred tax asset valuation allowances expected to be required at December 31, 2011, which led to miscalculations of the estimated annual effective income tax rate used to record tax benefits (provisions) in each interim period.

The impact of the errors on the Company’s consolidated statement of operations for the three and nine months ended September 30, 2011 is summarized below:

	September 30,	September 30,	September 30,	September 30,
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011		September 30, 2011
	As Orginally Reported	As Restated	As Orginally Reported	As Restated

Income (loss) before benefit (provision) for income taxes	$2,904	$2,904	$(6,759)	$(6,759)

Benefit (provision) for income taxes	(629)	(1,697)	2,291	181

Net income (loss)	$2,275	$1,207	$(4,468)	$(6,578)

Net income (loss) per common share:
Basic	$0.03	$0.01	$(0.05)	$(0.08)
Diluted	$0.03	$0.01	$(0.05)	$(0.08)

Weighted average number of common shares
Basic	83,171,163	83,171,163	81,391,156	81,391,156
Diluted	87,634,196	87,634,196	81,391,156	81,391,156

The impact of the errors on the Company’s consolidated statements of operations for the three and six months ended June 30, 2011 is summarized below:

	September 30,	September 30,	September 30,	September 30,
	For the Three Months Ended		For the Six Months Ended
	June 30, 2011		June 30, 2011
	As Originally Reported	As Restated	As Originally Reported	As Restated

Loss before benefit for income taxes	$(3,213)	$(3,213)	$(9,663)	$(9,663)

Benefit for income taxes	1,043	506	2,920	1,878

Net loss	$(2,170)	$(2,707)	$(6,743)	$(7,785)

Net loss per common share:
Basic	$(0.03)	$(0.03)	$(0.08)	$(0.10)
Diluted	$(0.03)	$(0.03)	$(0.08)	$(0.10)

Weighted average number of common shares
Basic	81,724,971	81,724,971	80,486,401	80,486,401
Diluted	81,724,971	81,724,971	80,486,401	80,486,401

The impact of the errors on the Company’s consolidated statement of operations for the three months ended March 31, 2011 is summarized below:

	September 30,	September 30,
	For the Three Months Ended
	March 31, 2011
	As Originally Reported	As Restated

Loss before benefit for income taxes	$(6,450)	$(6,450)

Benefit for income taxes	1,877	1,372

Net loss	$(4,573)	$(5,078)

Net loss per common share:
Basic	$(0.06)	$(0.06)
Diluted	$(0.06)	$(0.06)

Weighted average number of common shares
Basic	79,234,069	79,234,069
Diluted	79,234,069	79,234,069

The impact of the errors on the Company’s consolidated balance sheets is summarized below:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	September 30, 2011		June 30, 2011		March 31, 2011
	As Originally Reported	As Restated	As Originally Reported	As Restated	As Originally Reported	As Restated

Total current assets	$254,914	$252,804	$260,156	$259,114	$249,877	$249,372

Total assets	$274,352	$272,242	$279,381	$278,339	$263,946	$263,441

Total stockholders’ equity	$167,578	$165,468	$164,084	$163,042	$160,337	$159,832

Total liabilities and stockholders’ equity	$274,352	$272,242	$279,381	$278,339	$263,946	$263,441

Interim Consolidated Statements of Cash Flows

The interim period tax benefit (provision) errors had no effect on net cash flows from operating, investing or financing activities in any period. Within the operating activities section of the consolidated statements of cash flows, the effect of the error on net income (loss) in each period as summarized above was offset by an equal change in non-cash items, a non-cash adjustment to reconcile net income (loss) to net cash from operating activities.

(16) Comparison of Summarized Unaudited Quarterly Results

The following table sets forth certain unaudited quarterly financial information for fiscal 2011 and 2010. This data should be read together with the Company’s consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The Company has prepared the unaudited information on a basis consistent with its audited financial statements and have included all adjustments of a normal and recurring nature, which, in the opinion of management, are considered necessary to fairly present the Company’s revenue and operating expenses for the quarters presented. The Company’s historical operating results for any quarter are not necessarily indicative of results for any future period.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	For the Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
					As Restated	As Restated	As Restated
Consolidated statement of operations data:
Revenue:
License revenue	$26,222	$32,544	$30,139	$56,320	$37,885	$45,329	$45,537	$75,663
Maintenance revenue	13,069	13,519	14,972	18,286	19,377	21,780	22,991	24,981
Professional services revenue	4,474	5,067	5,157	6,752	5,757	6,933	6,976	7,410

Total revenue	43,765	51,130	50,268	81,358	63,019	74,042	75,504	108,054
Cost of revenue:
License revenue	679	1,178	711	1,102	915	777	918	930
Maintenance revenue	786	1,013	965	1,325	1,739	1,697	1,678	1,673
Professional services revenue	3,177	3,554	4,458	5,130	5,570	6,126	5,863	6,461

Total cost of revenue	4,642	5,745	6,134	7,557	8,224	8,600	8,459	9,064

Gross profit	39,123	45,385	44,134	73,801	54,795	65,442	67,045	98,990
Total operating expenses	37,114	39,544	40,972	57,245	59,804	69,043	64,988	72,778

Income (loss) from operations	2,009	5,841	3,162	16,556	(5,009)	(3,601)	2,057	26,212
Other income (expense), net	(2,174)	(929)	(3,406)	(345)	(1,441)	388	847	(589)

Income (loss) before income taxes	$(165)	$4,912	$(244)	$16,211	$(6,450)	$(3,213)	$2,904	$25,623

Benefit (provision) for income taxes	46	(1,374)	(267)	(5,603)	1,372	506	(1,697)	(10,001)

Net income (loss)	$(119)	$3,538	$(511)	$10,608	$(5,078)	$(2,707)	$1,207	$15,622

Net income (loss) per common share:
Basic	$(0.01)	$0.02	$(0.01)	$0.14	$(0.06)	$(0.03)	$0.01	$0.19
Diluted	$(0.01)	$0.02	$(0.01)	$0.12	$(0.06)	$(0.03)	$0.01	$0.18

In May 2011, the Company began to occupy a new leased facility in Lund, Sweden, and simultaneously ceased use of its previous leased facility in Lund. In July 2011, the Company reached an agreement with the landlord of the previous leased facility to allow it to terminate the lease agreement in exchange for a lease termination fee of 9.5 million Swedish kronor (approximately $1.4 million based on an assumed exchanged rate of 0.15 as of the date of payment). In addition to the lease termination fee, the Company incurred $0.4 million in rent charges following its abandonment of the previous leased facility as well as an impairment charge of $0.3 million related to the write-off of leasehold improvements from the previous leased facility. These items resulted in aggregate lease termination costs of $2.2 million, or $0.03 per share, and are recorded in general and administrative expenses in the accompanying consolidated statement of operations income for the three months ended June 30, 2011.

During the quarterly period ended December 31, 2011, the Company determined that our estimated annual effective income tax rate at the end of each interim period was incorrect in that such estimates did not include the tax effect of a valuation allowance for deferred tax assets expected to be necessary at the end of 2011. The Company determined that the aggregate impact of the required adjustments to income tax expense (benefit) resulted in increases to our previously reported net loss for the quarterly periods ended March 31, 2011 and June 30, 2011 of $0.5 million and $0.5 million, respectively, and a decrease in our previously reported net income for the quarterly period ended September 30, 2011 of $1.1 million. The quarterly period ended December 31, 2011 included a tax charge related to an increase in the valuation allowance on certain deferred tax assets of $2.3 million, which was recorded in accordance with FASB ASC 740, Income Taxes.