Form 10-Q
period 2012-03-31
QLIK TECHNOLOGIES INC
filed 2012-05-04
CIK 1305294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-34803

Qlik Technologies Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-1643718
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 N. Radnor Chester Road, Suite E220 Radnor, Pennsylvania	19087
(Address of principal executive offices)	(Zip Code)

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

As of April 30, 2012, there were 85,359,182 shares of the registrant’s common stock issued and outstanding.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

QLIK TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$205,742	$177,413
Accounts receivable, net of allowance for doubtful accounts of $1,256 and $891, respectively	81,717	111,710
Prepaid expenses and other current assets	19,743	10,194
Deferred income taxes	764	753

Total current assets	307,966	300,070

Property and equipment, net	12,526	10,766
Intangible assets, net	159	198
Goodwill	2,739	2,800
Deferred income taxes	2,202	2,303
Deposits and other noncurrent assets	1,797	1,571

Total assets	$327,389	$317,708

Liabilities and stockholders’ equity
Current liabilities:
Line of credit	$122	$326
Accounts payable	7,383	4,847
Deferred revenue	69,272	63,914
Accrued payroll and other related costs	29,871	30,572
Accrued expenses	16,252	18,391

Total current liabilities	122,900	118,050

Long-term liabilities:
Deferred revenue	2,591	3,202
Other long-term liabilities	6,818	6,921

Total liabilities	132,309	128,173

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 authorized, none issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized; 85,303,805 shares issued and outstanding at March 31, 2012 and 84,397,823 shares issued and outstanding at December 31, 2011	9	8
Additional paid-in-capital	191,140	180,058
Retained Earnings	1,641	9,177
Accumulated other comprehensive income	2,290	292

Total stockholders’ equity	195,080	189,535

Total liabilities and stockholders’ equity	$327,389	$317,708

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QLIK TECHNOLOGIES INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2012	2011
Revenue:
License revenue	$46,319	$37,885
Maintenance revenue	26,442	19,377
Professional services revenue	6,394	5,757

Total revenue	79,155	63,019

Cost of revenue:
License revenue	576	915
Maintenance revenue	2,111	1,739
Professional services revenue	6,608	5,570

Total cost of revenue	9,295	8,224

Gross profit	69,860	54,795

Operating expenses:
Sales and marketing	49,337	40,482
Research and development	7,685	5,805
General and administrative	20,616	13,517

Total operating expenses	77,638	59,804

Loss from operations	(7,778)	(5,009)

Other income (expense), net:
Interest income, net	34	33
Foreign exchange loss, net	(1,428)	(1,474)

Total other income (expense), net	(1,394)	(1,441)

Loss before benefit for income taxes	(9,172)	(6,450)

Benefit for income taxes	1,636	1,372

Net loss	$(7,536)	$(5,078)

Net loss per common share:
Basic and diluted	$(0.09)	$(0.06)

Weighted average number of common shares:
Basic and diluted	84,633,046	79,234,069

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QLIK TECHNOLOGIES INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	$000,000	$000,000
	Three Months Ended March 31,
	2012	2011
Net loss	$(7,536)	$(5,078)
Other comprehensive income:
Foreign currency translation	1,998	1,805

Total comprehensive loss	$(5,538)	$(3,273)

The accompanying notes are an integral part of these unaudited consolidated financial statements

QLIK TECHNOLOGIES INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(7,536)	$(5,078)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,095	550
Stock-based compensation expense	4,023	1,500
Excess tax benefit from stock-based compensation	(4,172)	—
Other non-cash items	575	(800)
Changes in assets and liabilities:
Accounts receivable	31,739	25,974
Prepaid expenses and other assets	(9,523)	(1,378)
Deferred revenue	3,306	2,667
Accounts payable and other liabilities	2,388	(9,320)

Net cash provided by operating activities	21,895	14,115

Cash flows from investing activities
Purchase of property and equipment	(2,492)	(1,074)

Net cash used in investing activities	(2,492)	(1,074)

Cash flows from financing activities
Proceeds from exercise and issuance of common stock options	2,888	2,415
Excess tax benefit from stock-based compensation	4,172	—
Payments on line of credit	(234)	—

Net cash provided by financing activities	6,826	2,415
Effect of exchange rates on cash	2,100	2,622

Net increase in cash and cash equivalents	28,329	18,078
Cash and cash equivalents, beginning of period	177,413	158,712

Cash and cash equivalents, end of period	$205,742	$176,790

Supplemental cash flow information:
Cash paid during the period for income taxes	$2,005	$4,208

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QLIK TECHNOLOGIES INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(1) Description of Business

Qlik Technologies Inc. (“We”, “QlikTech” or the “Company”) has pioneered a powerful, user-driven business intelligence solution that enables its customers to make better and faster business decisions, wherever they are. The QlikView business discovery platform, or QlikView, helps people create and share insights and analysis in groups and across organizations. Business users can explore data, ask and answer their own stream of questions and follow their own path to insight on their own and in teams and groups. Through its wholly owned subsidiaries, the Company sells software solutions that are powered by our in-memory engine which maintains associations in data and calculates aggregations rapidly, as needed. QlikView is designed to give customers significant improvements in usability, flexibility and performance at lower costs compared to traditional business intelligence solutions.

(2) Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K (file number 001-34803), filed with the Securities and Exchange Commission’s (“SEC”) on February 28, 2012. Since the date of those financial statements, there have been no material changes to the Company’s significant accounting policies.

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated. Prior year amounts have been reclassified where appropriate to conform to the current year classification for comparative purposes.

Interim Financial Statements

These interim unaudited consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) on the same basis as the audited consolidated financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2012 and, in the opinion of management, include all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position at March 31, 2012 and 2011 and results of operations, comprehensive loss and cash flows for the three months ended March 31, 2012 and 2011. The results of operations for the three months ended March 31, 2012 and 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other future periods. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted under the SEC’s rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2011. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and, therefore, do not include all information and footnotes required by U.S. GAAP for complete financial statements.

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

Foreign Currency Translation

The financial statements of the Company’s foreign operations are measured using the local currency as the functional currency. The local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date and the local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the reporting periods. Foreign currency transaction gains (losses) have been reflected as a component of the Company’s statements of operations and foreign currency translation gains (losses) have been included as a component of other comprehensive income. Gains and losses from foreign currency transactions are included as a component of other income (expense), net.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, other current assets and accounts payable approximate fair value, due to their short-term nature.

Stock-Based Compensation

The Company recognizes the cost of stock-based compensation based on the fair value of those awards at the date of grant over the requisite service period. The Company uses the Black-Scholes-Merton (“Black-Scholes”) option pricing model to determine the fair value of common stock option awards. The fair value of a restricted stock unit is determined by using the fair value of the Company’s common stock on the date of grant. The estimated fair value of Maximum Value Stock-Settled Stock Appreciation Rights (“MVSSSARs”) is determined by utilizing a lattice model under the option pricing method. Stock-based compensation plans, related expenses and assumptions used in the Black-Scholes option pricing model and the lattice model under the option pricing method are more fully described in Note 8 to these unaudited consolidated financial statements. The estimated fair value of stock-based compensation awards on the date of grant is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense is recorded within cost of revenue, sales and marketing, research and development and general and administrative expenses in these unaudited consolidated statements of operations.

The following table sets forth the total stock-based compensation expense included in the unaudited consolidated statements of operations for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Cost of revenue	$339	$96
Sales and marketing	2,309	849
Research and development	430	42
General and administrative	945	513

	$4,023	$1,500

Net Loss Attributable to Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Three Months Ended March 31,
	2012	2011
Basic and diluted net loss per common share calculation:
Net loss attributable to common shares	$(7,536)	$(5,078)

Weighted average common shares outstanding	84,633,046	79,234,069

Basic and diluted net loss per share	$(0.09)	$(0.06)

Diluted net loss per common share for the periods presented does not reflect the following potential common shares as the effect would be anti-dilutive:

	Three Months Ended March 31,
	2012	2011
Common stock options	7,918,602	11,114,855
Restricted stock units	84,292	40,820
MVSSSARs	425,532	—

	8,428,426	11,155,675

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

In January 2010, the FASB updated the accounting guidance related to fair value measurements disclosures. The updated guidance (i) requires separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements, (ii) requires disclosure of Level 3 fair value measurements activity on a gross basis, (iii) clarifies existing disaggregation requirements, and (iv) clarifies existing input and valuation technique disclosure requirements. The updated guidance was effective for the Company for interim or annual periods beginning after January 1, 2010, except for Level 3 fair value measurement disclosure requirements, which have been effective for fiscal years beginning after January 1, 2011. The Company adopted the aspects of the guidance on January 1, 2010 and adopted the remaining guidance on January 1, 2011. The adoption of the guidance had no material impact on the Company’s financial position, results of operations or liquidity.

In June 2011, the FASB issued an Accounting Standards Update to the Comprehensive Income Topic in the ASC aimed at increasing the prominence of items reported in other comprehensive income in the financial statements. This update required companies to present comprehensive income in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement. This requirement became effective for the Company beginning with this Quarterly Report on Form 10-Q and required retrospective application for all periods presented. The Company has adopted a separate statement of comprehensive income immediately following the statement of operations for interim periods.

In September 2011, the FASB issued an Accounting Standards Update that amends the accounting guidance on goodwill impairment testing. This update is intended to reduce complexity and costs by allowing companies the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The update also improves previous guidance by expanding upon the examples of events and circumstances that a company should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The update is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

(3) Goodwill and Other Intangible Assets

The cost of finite-lived intangible assets is amortized on a straight-line basis over their estimated useful lives. The estimated useful lives of these assets range from one to five years. The Company evaluates the useful lives of these assets on a periodic basis and tests for impairments whenever events or changes in circumstances occur that could impact the recoverability of these assets.

The change in goodwill in the unaudited consolidated balance sheet during the three months ended March 31, 2012 was due to foreign currency translation.

(4) Fair Value Measurements

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and nonrecurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company. The Company estimated the fair value of a contingent liability using a probability-weighted discount cash flow model. This fair value was classified as Level 3 because it was based on significant unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions. As of March 31, 2012 and December 31, 2011, the fair value of the contingent liability was $0.5 million.

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill. These items are recognized at fair value when they are considered to be impaired. During the three months ended March 31, 2012 and the year ended December 31, 2011, there were no fair value adjustments for assets and liabilities measured on a non-recurring basis.

(5) Line of Credit

On July 25, 2011, one of the Company’s subsidiaries, QlikTech India Pvt Ltd, executed a Working Capital Facility General Terms Agreement with an India lender, which provides an overdraft facility for borrowings of up to 25.0 million Indian Rupees (“INR”) for one year and is used for the purposes of funding working capital requirements. On January 30, 2012, the Company entered into an amendment with the India lender increasing the borrowings available under the overdraft facility to 75.0 million INR (approximately $1.4 million based on an assumed exchange rate of 0.02 as of March 31, 2012). Borrowings under the overdraft facility bear interest at the India lender’s base rate (9.75% as of March 31, 2012) plus 2.75% and are payable on the last business day of each calendar month. As of March 31, 2012, the borrowings under the overdraft facility were approximately 6.4 million INR (approximately $0.1 million based on an assumed exchange rate of 0.02 as of March 31, 2012) and interest incurred during the three months ended March 31, 2012 was de minimus.

On October 28, 2011, one of the Company’s subsidiaries, QlikTech Brazil Comercialzação de Software Ltda, executed a Bank Credit Bill with a Brazilian lender, which provides an overdraft facility for borrowings of up to 1.0 million Brazilian Reals (“BRL”) (approximately $0.6 million based on an assumed exchange rate of 0.55 as of March 31, 2012) for 180 days and is used for the purposes of funding working capital requirements. Borrowings under the overdraft facility bear interest at 100% CDI (9.00% as of March 31, 2012) plus 2.75% and are payable on the first business day of the subsequent month to that of each overdraft. As of March 31, 2012, there were no borrowings under the overdraft facility and, for the three months ended March 31, 2012, no interest incurred. The Company is currently negotiating an extension of the Bank Credit Bill.

(6) Benefit for Income Taxes

The effective tax rate for the three months ended March 31, 2012 was a benefit of 17.8% compared to a benefit of 21.3% in the prior-year period. The effective tax rate for the three months ended March 31, 2012 reflects foreign income taxed at local jurisdiction rates and the recognition of certain valuation allowances. The Company’s benefit for income taxes for the period is based on its estimated annual effective tax rate adjusted for the recognition of discrete items. The Company’s estimated annual effective tax rate principally includes foreign income taxed at the local jurisdictions rates and the recognition of certain valuation allowances. The Company operates in an international environment with significant operations in various locations outside the U.S., accordingly the consolidated income tax rate is a composite rate reflecting the Company’s income (loss) and the applicable tax rate in the various locations where the Company operates.

Due to the relative difference in the projected annual distribution of income and losses in jurisdictions in which the Company operates compared to the Company’s actual results for the three months ended March 31, 2012, including the recognition of certain discrete items in the quarter, and due to the Company incurring a loss in a jurisdiction for which the tax benefit cannot be realized, the quarter to date effective rate differs significantly from the Company’s projected full year effective rate. For the year ending December 31, 2012, the Company is projecting an effective tax rate of approximately 37.0%, compared to the quarter to date effective rate of 17.8%. As the distribution of income changes throughout 2012, the year to date effective rate may change from quarter to quarter.

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

The following geographic data includes revenues generated by subsidiaries located within that geographic area. The Company’s revenues were generated in the following geographic regions for the periods indicated:

	Three Months Ended March 31,
	2012	2011
The Americas	$25,963	$20,636
Europe	46,020	37,267
Rest of world	7,172	5,116

	$79,155	$63,019

(8) Stock-Based Compensation

Common Stock Options

The following provides a summary of the common stock option activity for the Company for the three months ended March 31, 2012:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregrate Intrinsic Value
Outstanding as of January 1, 2012	8,859,651	$10.84	7.38
Granted	309,020	$26.59
Exercised	(905,982)	$3.19
Forfeited	(344,087)	$15.18

Outstanding as of March 31, 2012	7,918,602	$12.14	7.41	$157,430

Exercisable at March 31, 2012	3,834,545	$4.67	6.11	$104,805

Vested and expected to vest at March 31, 2012	7,624,256	$11.87	7.36	$153,482

The Company’s 2010 Equity Incentive Plan (“2010 Plan”) took effect on the effective date of the registration statement, July 16, 2010, for the Company’s initial public offering (“IPO”). The Company initially reserved 3,300,000 shares of its common stock for issuance under the 2010 Plan. The number of shares reserved for issuance under the 2010 Plan will be increased automatically on January 1st of each year, starting with 2011, by a number equal to the smallest of (i) 3,300,000 shares; (ii) 3.75% of the shares of common stock outstanding at that time; or (iii) a number of shares determined by the Company’s board of directors. In February 2012, the Board of Directors of the Company authorized an automatic increase to the 2010 Plan equal to 3,164,918 shares. As of March 31, 2012, there were 5,749,133 shares available for issuance under the 2010 Plan.

The grant date weighted-average fair value per common stock option for the three months ended March 31, 2012 and 2011 was $12.30 and $11.37, respectively.

Proceeds from the exercise of common stock options were $2.9 million and $2.4 million for the three months ended March 31, 2012 and 2011, respectively. The total intrinsic value of common stock options exercised during the three months ended March 31, 2012 and 2011 was $24.6 million and $40.4 million, respectively. The Company incurred an excess tax benefit from stock-based compensation of $4.2 million for the three months ended March 31, 2012.

The assumptions used in the Black-Scholes option pricing model are:

	$xxx,xxx	$xxx,xxx
	Three Months Ended March 31,
	2012	2011
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	1.1%	2.4% -2.7%
Expected volatility	47.0% -47.1%	46.7% -47.0%
Expected life (in years)	6.25	6.25

The Company uses the Black-Scholes option-pricing model to value common stock option awards. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. For stock options granted, since the Company’s historical stock data from its IPO in July 2010 is less than the expected life of the stock option, the Company has used a blended volatility to estimate expected volatility. The blended volatility includes a weighting of the Company’s historical volatility from the date of its IPO to the respective grant date and an average of the Company’s peer group historical volatility consistent with the expected life of the option. The Company’s peer group historical volatility includes the historical volatility of companies that are similar in revenue size, in the same industry or are competitors. The Company expects to continue to use a larger proportion of its historical volatility in future periods as it develops additional historical experience of its own stock price fluctuations considered in relation to the expected life of the option.

For the three months ended March 31, 2012 and 2011, the Company recorded stock-based compensation expenses of $3.4 million and $1.4 million, respectively, related to common stock option grants.

As of March 31, 2012, there was $31.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested employee and non-employee director common stock options.

Restricted Stock Units

The following provides a summary of the restricted stock unit activity for the Company as of the three months ended March 31, 2012:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of January 1, 2012	86,692	$30.02
Granted	—	—
Vested	—	—
Forfeited	(2,400)	29.74

Unvested as of March 31, 2012	84,292	$30.03

The Company grants restricted stock unit awards to its non-employee directors and certain employees under the provisions of the 2010 Plan. The cost of a restricted stock unit is determined using the fair value of the Company’s common stock on the date of grant. A restricted stock unit award entitles the holder to receive shares of the Company’s common stock as the award vests. Vesting may be based on length of service, the attainment of performance-based milestones, or a combination of both. Stock-based compensation expense is amortized on a straight-line basis over the vesting period. The value of a restricted stock unit award is determined based on the closing price of the Company’s stock price at the date of grant.

For the three months ended March 31, 2012 and 2011, the Company recorded stock-based compensation expenses of $0.4 million and $0.1 million, respectively, related to restricted stock unit awards.

As of March 31, 2012, there was $1.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units. This amount will be amortized on a straight-line basis over the requisite service period related to the restricted unit grants.

Maximum Value Stock-Settled Stock Appreciation Rights

The Company grants Maximum Value Stock-Settled Stock Appreciation Rights (“MVSSSARs”) to its Swedish employees under the provisions of the 2010 Plan. MVSSSARs contain a predetermined cap on the maximum stock price at which point the instrument must be exercised. At exercise, employees holding MVSSSARs will receive shares of the Company’s common stock with a value equal to the difference between the exercise price and the then current market price per share of the Company’s common stock, subject to a predetermined cap. The exercise price of MVSSSARs is determined by using the last sales price of the Company’s common stock on the date of grant. Vesting is based on length of service. Stock-based compensation expense is amortized on a straight-line basis over the vesting period. The estimated fair value of MVSSSARs is determined by utilizing a lattice model under the option pricing method. The key inputs to the lattice model are the current price of the Company’s common stock, the fair value of its common stock at date of grant, the maximum fair value at which the MVSSSARs must be exercised, the vesting period, the contractual term, the volatility, the risk-free interest rate, the employment termination rate and the assumptions with respect to early exercise behavior.

As of March 31, 2012, the Company has an aggregate of 425,532 MVSSSARs issued to its employees outstanding. The grant date weighted-average fair value per MVSSSAR for the three months ended March 31, 2012 was $25.84. If settlement of all outstanding MVSSSARs were to occur, the Company would issue upon settlement approximately 154,192 shares of the Company’s common stock.

For the three months ended March 31, 2012, the Company recorded stock-based compensation expenses of $0.2 million related to MVSSSARs. For the three months ended March 31, 2011, there was no stock-based compensation expense recorded related to MVSSSARs.

As of March 31, 2012, there was $2.7 million of total unrecognized compensation cost related to unvested MVSSSARs. This amount will be amortized on a straight-line basis over the requisite service period related to the MVSSSARs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 28, 2012. This Quarterly Report on Form 10-Q contains forward-looking statements, including, but not limited to, statements regarding the value and effectiveness of our products, the introduction of product enhancements or additional products and our growth, expansion and market leadership, that involve risks, uncertainties, assumptions, and other factors which, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements containing the words “predicts,” “plan,” “expects,” “anticipates,” “believes,” “goal,” “target,” “estimate,” “potential,” “may,” “will,” “might,” “momentum,” “could,” “seek” and similar words. We intend all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected in such statements due to various factors, including but not limited to:

•	risk and uncertainties inherent in our business;

•	our ability to attract new customers and retain existing customers;

•	our ability to effectively sell, service and support our products;

•	our ability to manage our international operations;

•	our ability to compete effectively;

•	our ability to develop and introduce new products and add-ons or enhancements to existing products;

•	our ability to continue to promote and maintain our brand in a cost-effective manner;

•	our ability to manage growth;

•	our ability to attract and retain key personnel;

•	currency fluctuations that affect our revenues and costs;

•	the scope and validity of intellectual property rights applicable to our products;

•	adverse economic conditions in general and adverse economic conditions specifically affecting the markets in which we operate; and

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

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided to help provide an understanding of our financial condition and results of operations. This item of our Quarterly Report on Form 10-Q is organized as follows:

•	Overview. This section provides a general description of our business.

•

Key Financial Metrics and Trends. This section provides the key financial metrics that we use in assessing our performance, and anticipated trends that we expect to affect our financial condition and results of operations.

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

•	Consolidated Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2012 and 2011.

•	Foreign Exchange Rates. This section discusses the potential impact of foreign exchange rates.

•	Seasonality. This section discusses the seasonality in the sale of our products and services.

•

Liquidity and Capital Resources. This section provides an analysis of our cash flows for the three months ended March 31, 2012 and 2011, a discussion of our capital requirements, and the resources available to us to meet those requirements.

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

Overview

We have pioneered a powerful, user-driven Business Intelligence (“BI”) solution that enables our customers to make better and faster business decisions, wherever they are. The QlikView Business Discovery platform, QlikView, helps people create and share insights and analysis in groups and across organizations. Business users can explore data, ask and answer their own stream of questions and follow their own path to insight on their own and in teams and groups.

The QlikView user experience is powered by our in-memory engine which maintains associations in data and calculates aggregations rapidly, as needed. Our software platform is designed to give our customers significant improvements in usability, flexibility and performance at lower costs compared to traditional BI solutions.

We have grown our customer base to approximately 25,000 active customers as of March 31, 2012 and increased our revenue at a 38% compound annual growth rate from 2008 through 2012. We added an average of approximately 500 new customers per month during fiscal year 2011. Our solution addresses the needs of a diverse range of customers from middle market customers to large enterprises such as Autodesk, The Dannon Company, Inc., Heidelberger Druckmaschinen AG, Hertz, ING, Kraft Foods, L’Oreal, Lifetime Brands, Lockton Insurance, National Health Service (NHS), Panasonic, Qualcomm, Sony Europe, Symantec, U.S. Department of Veterans Affairs and Volvo Car UK Limited. We currently have customers in over 100 countries, and approximately 73% and 72% of our revenue for the three months ended March 31, 2012 and 2011, respectively, were derived internationally.

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

We license QlikView under perpetual licenses which generally include one year of maintenance as part of the initial purchase price of the product. Our customers can renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. For the three months ended March 31, 2012, our total revenue was comprised of 59% license revenue, 33% maintenance revenue and 8% professional services revenue. For the year ended December 31, 2011, our total revenue was comprised of 64% license revenue, 28% maintenance revenue and 8% professional services revenue. We have a diversified distribution model that consists of a direct sales force and a partner network of resellers, OEM relationships and systems integrators. Total billings from our OEM relationships accounted for approximately 6% of our total billings during the three months ended March 31, 2012. Total billings from our OEM relationships accounted for approximately 7% of our total billings during the year ended December 31, 2011. Additionally, our online QlikCommunity provides us with a loyal and growing network of users who promote our software, provide support for other users and contribute valuable insights and feedback for our product development efforts.

To complement QlikView, we have developed a differentiated business model that has the following attributes:

•	Broad User Focus – marketing and selling QlikView directly to the business user by providing an easy-to-use platform that can be used with minimal training.

•	Low Risk Rapid Product Adoption – providing a low risk alternative to costly, all-or-nothing, enterprise-wide deployment requirements.

•	“Land and Expand” Customer Penetration—initially targeting business users in an organization to create a loyal user base that promotes broad adoption of our software platform across an organization.

•	Globally Diversified Distribution Model—employing a multi-pronged international sales approach that leverages a direct sales force and partner network.

•	Community-Based Marketing and Support—augmenting our development, marketing and support efforts through our online QlikCommunity.

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

From a risk perspective, we have had to deal with the impact of the recessionary global environment during the past several years, and the unsettled global economic environment could affect our operating results in future periods. Approximately 73% of our revenue during the three months ended March 31, 2012 was derived internationally, of which 58% was derived in Europe. Approximately 73% of our revenue during the year ended December 31, 2011 was derived internationally, of which 59% was derived in Europe. We have faced pricing pressure from some of our competitors and believe we have minimized the impact by demonstrating the value delivered by QlikView in comparison to these other BI products. Also, the recent growth in our business has required the continued hiring of experienced staff across all of our geographic territories. To aid this effort we have focused on improving our local recruiting initiatives, as well as on developing further internal training programs to prepare executives for greater responsibilities.

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

Key Financial Metrics and Trends

Revenues

Our revenue is comprised of license, maintenance and professional services. We license our software under perpetual licenses which generally include one year of maintenance as part of the initial purchase price of the product. License revenue reflects the revenue recognized from sales of licenses to new customers and additional licenses to existing customers. Historically, the majority of our license revenues have come from new customers. However, we continue to see an increase in the contribution from existing customers based upon our “land and expand” sales strategy. Customers can renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. Current customers with maintenance agreements are entitled to receive unspecified software upgrades and enhancements when and if they become available. We have experienced growth in maintenance revenue primarily due to increased license sales and growth in our customer base and high retention of those customers. During the year ended December 31, 2011 and the three months ended March 31, 2012, our annual maintenance renewal rates exceeded 85%. Professional services revenue is comprised of training, installation and other consulting revenues. Given the ease of implementation of our product and our relationship with our partners, professional services revenue for the three months ended March 31, 2012 and 2011 were 8% and 9%, respectively, of total revenues. We do not expect that proportion to change significantly during the near term. Historically, we’ve generated the majority of sales through our direct sales channel rather than through our partner network. However, the contribution from our partner network continues to grow, and we anticipate that revenues from partners will continue to be more than 50% of total revenues. Given the size of the U.S. market and our current limited penetration there, we expect that the U.S. will represent our largest growth opportunity during the near term and will likely be an important contributor to future revenue growth. Due to the global diversity of our customer base, our results are impacted by movements in the currencies of the major territories in which we operate. The primary currencies impacting results are the U.S. dollar (our reporting currency), the Swedish kronor, the euro and the British pound. Inflation and changing prices had no material effect on our sales, revenue or income from operations during the three months ended March 31, 2012 and 2011.

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

Sales and Marketing. Sales and marketing expenses primarily consist of personnel costs for our sales, marketing and business development employees and executives; commissions earned by our sales personnel; travel costs; facilities costs attributable to our sales and marketing personnel; the cost of marketing programs; the cost of employee training programs; and the cost of business development programs. We have and will continue to hire additional sales personnel in the U.S. and in our international locations during 2012.

Research and Development. Research and development expenses primarily consist of personnel and facility costs for our research and development and product marketing employees. We have devoted our development efforts primarily to enhancing the functionality and expanding the capabilities of our software platform. We expect that our research and development expenses will continue to increase in absolute dollars and as a percentage of revenue in the long term as we increase our research and development and product marketing headcount to further strengthen and enhance our software platform. The vast majority of our research and development staff is based in Lund, Sweden.

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

In evaluating our ability to realize deferred tax assets, we consider all available positive and negative evidence. Our negative evidence includes historical taxable losses generated by certain of our subsidiaries. Our positive evidence includes historical taxable income at certain of our subsidiaries as well as projected future taxable income. In determining future taxable income, we make assumptions for the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require us to make judgments about our future taxable income and are consistent with the plans and estimates we use to manage our business.

Impact of Foreign Currency Translation

Approximately 70% and 68% of our revenues for the three months ended March 31, 2012 and 2011 were earned in foreign denominated currencies, including the euro, the British pound and the Swedish kronor. We seek to manage our foreign exchange risk in part through operational means, including managing same-currency revenues in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, changes in those currencies relative to the U.S. dollar will impact our revenues and expenses. If the U.S. dollar weakens against a specific foreign currency, our revenues will increase having a positive impact on net income, and our overall expenses will increase, having a negative impact on net income. Likewise, if the U.S. dollar strengthens against a specific foreign currency, our revenues will decrease having a negative impact on net income, and our overall expenses will decrease, having a positive impact on net income. Therefore, significant shifts in foreign currencies can impact our short-term results, as well as our long-term forecasts and targets.

Total revenue for the three months ended March 31, 2012 was negatively impacted by approximately $2.0 million due to the general strengthening of the U.S. dollar relative to the euro, the British pound and the Swedish kronor. Total cost of revenue and operating expenses for the year ended March 31, 2012 were positively impacted by approximately $1.9 million due to the general strengthening of the U.S. dollar relative to the euro, the British pound and the Swedish kronor.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. We believe that these accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. There were no material changes to our critical accounting policies and use of estimates during the year ended December 31, 2011. Our significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2011 included in our Annual Report on Form 10-K, filed with the SEC on February 28, 2012. Since the date of those financial statements, there have been no material changes to our critical accounting policies and use of estimates.

Consolidated Results of Operations

Comparison of the Three Months Ended March 31, 2012 and 2011

Revenue

The following table sets forth revenue by source:

	Three Months Ended March 31,
	2012		2011
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period to Period Change
	(unaudited)
	(dollars in thousands)
Revenue:
License revenue	$46,319	58.5%	$37,885	60.2%	$8,434	22.3%
Maintenance revenue	26,442	33.4%	19,377	30.7%	7,065	36.5%
Professional services revenue	6,394	8.1%	5,757	9.1%	637	11.1%

Total revenue	$79,155	100.0%	$63,019	100.2%	$16,136	25.6%

Revenue was $79.2 million for the three months ended March 31, 2012 compared to $63.0 million for the three months ended March 31, 2011, an increase of $16.2 million, or 25.6%. The increase in revenue from the prior year period was primarily driven by strong revenue growth in the Americas (includes North America and South America), the United Kingdom, the German region (includes Germany, Austria and Switzerland) and Rest of World (includes Asia-Pacific, Middle East and Africa), which grew by 26%, 53%, 43% and 40%, respectively, and contributed an incremental $13.7 million in total revenue. License revenue grew by approximately $8.4 million, or 22.3%. There was no material change in the pricing for our product during the three months ended March 31, 2012. Revenue growth was achieved primarily due to volume growth as more customers acquired our product for the first time, along with additional license purchases by our existing customers. In addition, during the three months ended March 31, 2012, we closed 109 contracts that had total license and first year’s maintenance exceeding $100,000, compared to 82 contracts for the same period last year. Amounts invoiced to existing customers during the three months ended March 31, 2012 represented a larger share of total billings, approximately 77%, resulting from our “land and expand” sales strategy. During the three months ended March 31, 2011, amounts invoiced to existing customers represented approximately 69% of total billings. Billings from our indirect partner channel for license and first year maintenance were 53% of total license and first year maintenance billings for the three months ended March 31, 2012. Maintenance revenues grew by approximately 36.5% in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 driven by annual maintenance renewal rates of greater than 85%. Professional services revenue grew by 11.1% in the three months ended March 31, 2012 compared to the three months ended March 31, 2011 due to growth in consulting and training revenue, resulting from an increase in our customer base. The total revenue growth in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 may not be indicative of our future revenue growth, if any.

Cost of Revenue and Gross Profit

The following table sets forth cost of revenue and gross profit for each revenue source:

	Three Months Ended March 31,
	2012		2011
	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Period to Period Change
	(unaudited)
	(dollars in thousands)
Cost of Revenue:
Cost of license revenue	$576	1.2%	$915	2.4%	$(339)	-37.0%
Cost of maintenance revenue	2,111	8.0%	1,739	9.0%	372	21.4%
Cost of professional services revenue	6,608	103.3%	5,570	96.8%	1,038	18.6%

Total cost of revenue	$9,295	11.7%	$8,224	13.1%	$1,071	13.0%

Gross Profit:
License revenue	$45,743	98.8%	$36,970	97.6%	$8,773	23.7%
Maintenance revenue	24,331	92.0%	17,638	91.0%	6,693	37.9%
Professional services revenue	(214)	-3.3%	187	3.2%	(401)	-214.4%

Total gross profit	$69,860	88.3%	$54,795	86.9%	$15,065	27.5%

Cost of revenue was $9.3 million for the three months ended March 31, 2012 compared to $8.2 million for the three months ended March 31, 2011, an increase of $1.1 million, or 13.0%. Cost of license revenue largely consists of referral fees paid to third parties in connection with software license sales. Referral fees decreased $0.3 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Cost of maintenance revenue increased $0.4 million for the three months ended March 31, 2012 as compared to the same period in 2011. In anticipation of continued growth in our current customer base, we increased headcount in our support organization which increased personnel costs by $0.4 million (including a $0.1 million increase in stock-based compensation) for the three months ended March 31, 2012 as compared to the same period in 2011. Cost of professional services revenue increased by $1.0 million in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 largely due to increased personnel costs of $1.2 million (including a $0.1 million increase in stock-based compensation) offset by a decrease in consulting and other cost of professional services of $0.2 million. The increase in our total gross margin during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 may not be indicative of our future gross margin.

Operating Expenses

The following table sets forth operating expenses as a percentage of revenue:

	Three Months Ended March 31,
	2012		2011
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period to Period Change
	(unaudited)
	(dollars in thousands)
Operating expenses:
Sales and marketing	$49,337	62.3%	$40,482	64.2%	$8,855	21.9%
Research and development	7,685	9.7%	5,805	9.2%	1,880	32.4%
General and administrative	20,616	26.0%	13,517	21.4%	7,099	52.5%

Total operating expenses	$77,638	98.1%	$59,804	94.9%	$17,834	29.8%

Sales and Marketing. Sales and marketing expenses increased $8.9 million, or 21.9% in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 reflecting increased personnel costs related to higher employee headcount and variable compensation resulting from increased license revenue. The increase in sales and marketing expenses was primarily attributable to an increase in personnel and commission costs of $8.6 million (including a $1.4 million increase in stock-based compensation) for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. We had an increase in travel expenses of $0.7 million during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 largely due to the increase in our sales and marketing personnel attending the annual employee summit. In addition, we had an increase in infrastructure costs of $0.3 million to support international expansion. These increases were offset by decreases in marketing costs of $0.5 million and consulting and other sales and marketing costs of $0.2 million. During the first half of 2011, we formed our European inside sales team, which represented incremental costs of $1.2 million during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Research and Development. Research and development expenses grew by approximately $1.9 million or 32.4% during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The increase was attributable to higher personnel costs of $1.6 million (including a $0.4 million increase in stock-based compensation) as a result of the increase in our headcount in research and development and an increase in other expenses such as facilities and travel related to a larger research and development function of $0.3 million.

General and Administrative. General and administrative expenses were $20.6 million for the three months ended March 31, 2012 compared to $13.5 million for the three months ended March 31, 2011, an increase of $7.1 million, or 52.5%. This increase was largely due to an increase in personnel costs of $2.5 million (including a $0.5 million increase in stock-based compensation) to build out our corporate level functions to support anticipated global growth and to meet the demands and compliance responsibilities of a U.S. public company. In addition, we had an increase in other general and administrative costs of $2.2 million, primarily due to an increase in professional fees and recruitment. Information technology consulting and other information technology costs increased $1.6 million as we continue to expand our infrastructure to support anticipated global growth. The increase was also due to an increase in travel expenses of $0.5 million largely due to the increase in our general and administrative personnel attending the annual employee summit and an increase in facility and infrastructure costs of $0.3 million to support international expansion.

Other Expense, net. Other expense, net was $1.4 million for the three months ended March 31, 2012 compared to other expense, net of $1.4 million for the three months ended March 31, 2011. During the three months ended March 31, 2012 and 2011, we had foreign exchange losses of $1.4 million.

Benefit for Income Taxes. The effective tax rate for the three months ended March 31, 2012 was a benefit of 17.8% compared to a benefit of 21.3% in the prior-year period. The effective tax rate for the three months ended March 31, 2012 reflects foreign income taxed at local jurisdiction rates and the recognition of certain valuation allowances. Our benefit for income taxes for the period is based on our estimated annual effective tax rate adjusted for the recognition of discrete items. Our estimated annual effective tax rate principally includes foreign income taxed at the local jurisdictions rates and the recognition of certain valuation allowances. We operate in an international environment with significant operations in various locations outside the U.S., accordingly the consolidated income tax rate is a composite rate reflecting our income (loss) and the applicable tax rate in the various locations where we operate.

Due to the relative difference in the projected annual distribution of income and losses in jurisdictions in which we operate compared to our actual results for the three months ended March 31, 2012, including the recognition of certain discrete items in the quarter, and due to incurred losses in a jurisdiction for which the tax benefit cannot be realized, the quarter to date effective rate differs significantly from our projected full year effective rate. For the year ending December 31, 2012, we are projecting an effective tax rate of approximately 37.0%, compared to the quarter to date effective rate of 17.8%. As the distribution of income changes throughout 2012, the year to date effective rate will change from quarter to quarter.

Foreign Exchange Rates

We conduct business in our foreign operations in local currencies. Accordingly, our revenue and operating expense results presented above are affected by changes in foreign exchange rates. Income and expense accounts are translated at the average monthly exchange rates during the period. Total revenue for the three months ended March 31, 2012 was negatively impacted by approximately $2.0 million due to the general strengthening of the U.S. dollar relative to the euro, the British pound and the Swedish kronor. Total cost of revenue and operating expenses for the three months ended March 31, 2012 were positively impacted by approximately $1.9 million due to the general strengthening of the U.S. dollar relative to the euro, the British pound and the Swedish kronor.

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

Liquidity and Capital Resources

Since our inception, we have financed our operations through the sale of preferred stock and common stock, cash flows generated by operations and borrowings under debt instruments. As of March 31, 2012, we had cash and cash equivalents totaling $205.7 million, net accounts receivable of $81.7 million and $185.1 million of working capital. As of March 31, 2012, we had $85.3 million of our total cash and cash equivalents in banking institutions outside of the U.S.

Our capital expenditures for the three months ended March 31, 2012 were $2.5 million, comprised primarily of additional leasehold improvements, furniture and fixtures and computer equipment.

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

The following table shows selected balance sheet data as well as our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	March 31, 2012	December 31, 2011
	(unaudited)
	(dollars in thousands)
Cash and cash equivalents	$205,742	$177,413
Accounts receivable, net	81,717	111,710
Deferred revenue, including current portion	71,863	67,116
Working capital	185,066	182,020

	Three Months Ended March 31,
	2012	2011
	(unaudited)
	(dollars in thousands)
Cash flow activities
Net cash provided by operating activities	$21,895	$14,115
Net cash used in investing activities	(2,492)	(1,074)
Net cash provided by financing activities	6,826	2,415

Cash and Cash Equivalents

Our cash and cash equivalents at March 31, 2012 were held for working capital purposes and were invested primarily in bank deposits and money market accounts having less than 90 day maturities. We do not enter into investments for trading or speculative purposes. These balances could be impacted if the underlying depository institutions or the guarantors fail or could be subject to adverse conditions in the financial markets. We can provide no assurances that access to our funds will not be impacted by adverse conditions in the financial markets.

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

Cash Flows

Operating Activities

Net cash provided by operating activities was $21.9 million for the three months ended March 31, 2012. We incurred non-cash expenses totaling $1.5 million for the three months ended March 31, 2012. Non-cash expenses primarily consisted of stock-based compensation expense, excess tax benefits from stock-based compensation, provisions for bad debt, unrealized foreign currency gains and losses and depreciation and amortization expense. We incurred an excess tax benefit from stock-based compensation of $4.2 million for the three months ended March 31, 2012.

The change in certain assets and liabilities resulted in a net source of cash of $27.9 million for the three months ended March 31, 2012. Net cash provided by operating activities is driven by sales of our products. Collection of accounts receivable from the product sales is a significant component of our cash flows from operating activities, as is the change in deferred revenue related to these sales. In addition, net cash provided by operating activities reflects income tax payments made of $2.0 million.

Net cash provided by operating activities was $14.1 million for the three months ended March 31, 2011. We incurred non-cash expenses totaling $1.3 million for the three months ended March 31, 2011. Non-cash expenses primarily consisted of stock-based compensation expense, provisions for bad debt, change in the fair value of warrants, unrealized foreign currency gains and losses, and depreciation and amortization expense.

The change in certain assets and liabilities resulted in a net source of cash of $17.9 million for the three months ended March 31, 2011. Net cash provided by operating activities is driven by sales of our software offerings. Collection of accounts receivable from the sales of our software offerings is a significant component of our cash flows from operating activities, as is the change in deferred revenue related to these sales. In addition, net cash provided by operating activities includes income tax payments made of $4.2 million.

Investing Activities

Net cash used in investing activities was $2.5 million for the three months ended March 31, 2012. Cash used in investing activities for the three months ended March 31, 2012 was primarily for capital expenditures related to leasehold improvements and computer equipment as we continued to expand our infrastructure and workforce. During the three months ended March 31, 2012, we began to occupy a new office in Winnersh, United Kingdom. Our capital expenditures during the three months ended March 31, 2012 related to this new office were approximately $1.3 million for leasehold improvements and computer equipment.

Net cash used in investing activities was $1.0 million for the three months ended March 31, 2011. Cash used in investing activities for the three months ended March 31, 2011 was primarily for capital expenditures related to leasehold improvements and computer equipment as we expanded our infrastructure and workforce.

Financing Activities

Net cash provided by financing activities was $6.8 million for the three months ended March 31, 2012. Net cash provided by financing activities resulted from an excess tax benefit from stock-based compensation of $4.2 million and the proceeds from the exercise of common stock options of $2.9 million. These proceeds were offset by payments under one of our subsidiary’s line of credit of $0.3 million during such period.

Net cash provided by financing activities was $2.4 million for the three months ended March 31, 2011. Net cash provided by financing activities resulted from the proceeds from the exercise of common stock options during such period.

Non-GAAP Financial Measures

We use measures of non-generally accepted accounting principles (“Non-GAAP”) income (loss) from operations, Non-GAAP net income (loss) and Non-GAAP net income (loss) per diluted common share. We believe that the Non-GAAP financial information provided can assist investors in understanding and assessing our on-going core operations and prospects for the future. This Non-GAAP financial information provides an additional tool for investors to use in comparing our financial results with other companies in our industry, many of which present similar Non-GAAP financial measures to investors.

For the three months ended March 31, 2012 and 2011, Non-GAAP loss from operations is determined by taking loss from operations and adding back non-cash stock-based compensation expense and employer payroll taxes related to stock transactions. Non-GAAP net loss is determined by taking pre-tax loss and adding back non-cash stock-based compensation expense and employer payroll taxes on stock transactions and the result is tax affected at an estimated long-term effective tax rate of 32%.

The following is a reconciliation of Non-GAAP loss from operations, Non-GAAP net loss and Non-GAAP net loss per common share to the most comparable U.S. generally accepted accounting principles (“U.S. GAAP”) measure for the periods indicated (in thousands, except share and per share data):

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Reconciliation of Non-GAAP loss from operations:
GAAP loss from operations	$(7,778)	$(5,009)
Stock-based compensation expense	4,023	1,500
Employer payroll taxes on stock transactions	1,450	990

Non-GAAP loss from operations	$(2,305)	$(2,519)

Reconciliation of Non-GAAP net loss:
GAAP net loss	$(7,536)	$(5,078)
Stock-based compensation expense	4,023	1,500
Employer payroll taxes on stock transactions	1,450	990
Income tax adjustment (1)	(452)	(105)

Non-GAAP net loss	$(2,515)	$(2,693)

Reconciliation of Non-GAAP loss per share:
Non-GAAP net loss per common share—basic and diluted	$(0.03)	$(0.03)

GAAP net loss per common share—basic and diluted	$(0.09)	$(0.06)

Non-GAAP weighted average number of common shares outstanding—basic	84,633,046	79,234,069

GAAP weighted average number of common shares outstanding—basic and diluted	84,633,046	79,234,069

(1)	Income tax adjustment is used to adjust the U.S. GAAP benefit for income taxes to a Non-GAAP benefit for income taxes utilizing an estimated long-term tax rate of 32%.

Contractual Obligations and Commitments and Off-Balance Sheet Arrangements

There have been no material changes to our contractual obligations from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

We had no off-balance sheet arrangements, as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K, as of March 31, 2012 and December 31, 2011.

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

Interest Rate Sensitivity

We had cash and cash equivalents of $205.7 million at March 31, 2012 and $177.4 million at December 31, 2011. We held these amounts primarily in cash or money market funds.

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

Foreign exchange risk exposures arise from transactions denominated in a currency other than our functional currency and from foreign denominated revenue and profit translated into U.S. dollars. Approximately 70% and 68% of our operating revenues for the three months ended March 31, 2012 and 2011 were earned in foreign denominated currencies other than the U.S. dollar. The principal foreign currencies in which we conduct business are the euro, the Swedish kronor and the British pound. The translation of currencies in which we operate into the U.S. dollar may affect our consolidated revenues and gross profit margins as expressed in U.S. dollars. We seek to manage our foreign exchange risk in part through operational means, including managing same-currency revenues in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, changes in those currencies relative to the U.S. dollar will impact our revenues and expenses. If the U.S. dollar weakens against a specific foreign currency, our revenues will increase having a positive impact on net income, and our overall expenses will increase, having a negative impact on net income. Likewise, if the U.S. dollar strengthens against a specific foreign currency, our revenues will decrease having a negative impact on net income, and our overall expenses will decrease, having a positive impact on net income. Therefore, significant shifts in foreign currencies can impact our short-term results, as well as our long-term forecasts and targets.

Our actual future gains and losses may differ materially due to the inherent limitations with the timing and amount of changes in foreign currency exchange rates and our actual exposure and positions.

Item 4. Controls and Procedures

Evaluation of Disclosure and Control Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d and 15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information require to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriated to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act) occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

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

Our intellectual property is an essential element of our business. We own registered trademarks for the “Qlik” and “QlikView” name. We rely on a combination of copyright, trademark, trade dress and trade secrecy laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights both domestically and abroad. These laws, procedures and restrictions provide only limited protection. As of March 31, 2012, we had three issued U.S. patents and had two pending applications for U.S. patents. In addition, as of March 31, 2012, we had 19 issued and eight pending applications for foreign patents. Any future patents issued to us may be challenged, invalidated or circumvented. Any patents that might be issued in the future, with respect to pending or future patent applications may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. We endeavor to enter into agreements with our employees and contractors and with parties with whom we do business in order to limit access to and disclosure of our proprietary information.

ITEM 1A. RISK FACTORS

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on February 28, 2012, we identify under Part I, Item 1A important factors which could affect our business, financial condition, results of operations and future operations and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report on Form 10-Q. There have been no material changes to the risk factors subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2011. However, the risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the SEC, also could cause our actual results to differ materially from our anticipated results or other expectations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Document

10.45(1)	Qlik Technologies Inc. Executive Incentive Cash Bonus Plan

10.46**	Qlik Technologies Inc. Annual Incentive Cash Bonus Plan

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2012, furnished in XBRL (eXtensible Business Reporting Language)).

*	The certification attached as Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

**	Filed herewith.

(1)	Incorporated by reference to Exhibit 10.43 to the Registrant’s Current Report on Form 8-K (SEC File No. 001-34803) filed on May 24, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 4, 2012.

QLIK TECHNOLOGIES INC.

By:	/s/ LARS BJÖRK
Lars Björk President, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ WILLIAM G. SORENSON
William G. Sorenson Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer)

/s/ DENNIS E. JOHNSON
Dennis E. Johnson Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.45(1)	Qlik Technologies Inc. Executive Incentive Cash Bonus Plan

10.46**	Qlik Technologies Inc. Annual Incentive Cash Bonus Plan

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2012, furnished in XBRL (eXtensible Business Reporting Language)).

*	The certification attached as Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

**	Filed herewith.

(1)	Incorporated by reference to Exhibit 10.43 to the Registrant’s Current Report on Form 8-K (SEC File No. 001-34803) filed on May 24, 2011.