Form 10-Q
period 2012-06-30
QLIK TECHNOLOGIES INC
filed 2012-08-03
CIK 1305294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 30, 2012, there were 85,551,226 shares of the registrant’s common stock issued and outstanding.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

QLIK TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$195,121	$177,413
Accounts receivable, net of allowance for doubtful accounts of $1,841 and $891, respectively	74,243	111,710
Prepaid expenses and other current assets	16,566	10,194
Deferred income taxes	760	753

Total current assets	286,690	300,070

Property and equipment, net	14,032	10,766
Intangible assets, net	121	198
Goodwill	13,734	2,800
Deferred income taxes	2,092	2,303
Deposits and other noncurrent assets	2,035	1,571

Total assets	$318,704	$317,708

Liabilities and stockholders’ equity
Current liabilities:
Line of credit	$—	$326
Accounts payable	5,419	4,847
Deferred revenue	65,492	63,914
Accrued payroll and other related costs	25,667	30,572
Accrued expenses	18,969	18,391

Total current liabilities	115,547	118,050

Long-term liabilities:
Deferred revenue	1,992	3,202
Other long-term liabilities	5,898	6,921

Total liabilities	123,437	128,173

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 authorized, none issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized; 85,531,883 shares issued and outstanding at June 30, 2012 and 84,397,823 shares issued and outstanding at December 31, 2011	9	8
Additional paid-in-capital	196,267	180,058
Retained earnings (accumulated deficit)	(400)	9,177
Accumulated other comprehensive income (loss)	(609)	292

Total stockholders’ equity	195,267	189,535

Total liabilities and stockholders’ equity	$318,704	$317,708

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QLIK TECHNOLOGIES INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
License revenue	$50,048	$45,329	$96,367	$83,214
Maintenance revenue	28,560	21,780	55,002	41,157
Professional services revenue	7,193	6,933	13,587	12,690

Total revenue	85,801	74,042	164,956	137,061

Cost of revenue:
License revenue	778	777	1,354	1,692
Maintenance revenue	1,969	1,697	4,080	3,436
Professional services revenue	6,866	6,126	13,474	11,696

Total cost of revenue	9,613	8,600	18,908	16,824

Gross profit	76,188	65,442	146,048	120,237

Operating expenses:
Sales and marketing	50,933	46,072	100,270	86,554
Research and development	7,960	6,531	15,645	12,336
General and administrative	19,649	16,440	40,265	29,957

Total operating expenses	78,542	69,043	156,180	128,847

Loss from operations	(2,354)	(3,601)	(10,132)	(8,610)

Other income (expense), net:
Interest income, net	65	27	99	60
Foreign exchange gain (loss), net	50	361	(1,378)	(1,113)

Total other income (expense), net	115	388	(1,279)	(1,053)

Loss before benefit for income taxes	(2,239)	(3,213)	(11,411)	(9,663)

Benefit for income taxes	198	506	1,834	1,878

Net loss	$(2,041)	$(2,707)	$(9,577)	$(7,785)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.03)	$(0.11)	$(0.10)

Weighted average number of common shares:
Basic and diluted	85,416,641	81,724,971	85,024,843	80,486,401

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QLIK TECHNOLOGIES INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(2,041)	$(2,707)	$(9,577)	$(7,785)
Other comprehensive income (loss):
Foreign currency translation	(2,899)	203	(901)	2,008

Total comprehensive loss	$(4,940)	$(2,504)	$(10,478)	$(5,777)

The accompanying notes are an integral part of these unaudited consolidated financial statements

QLIK TECHNOLOGIES INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(9,577)	$(7,785)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,316	1,196
Stock-based compensation expense	8,448	3,500
Excess tax benefit from stock-based compensation	(4,185)	—
Other non-cash items	2,526	544
Changes in assets and liabilities:
Accounts receivable	35,678	18,515
Prepaid expenses and other assets	(6,895)	(6,263)
Deferred revenue	1,372	2,284
Accounts payable and other liabilities	(418)	166

Net cash provided by operating activities	29,265	12,157

Cash flows from investing activities
Acquisitions, net of cash acquired	(10,792)	—
Purchase of property and equipment	(5,375)	(5,139)

Net cash used in investing activities	(16,167)	(5,139)

Cash flows from financing activities
Proceeds from exercise of common stock options	3,577	6,127
Excess tax benefit from stock-based compensation	4,185	—
Payments on line of credit	(356)	—
Payments on contingent consideration	(202)	(179)

Net cash provided by financing activities	7,204	5,948
Effect of exchange rates on cash	(2,594)	2,825

Net increase in cash and cash equivalents	17,708	15,791
Cash and cash equivalents, beginning of period	177,413	158,712

Cash and cash equivalents, end of period	$195,121	$174,503

Supplemental cash flow information:
Cash paid during the period for income taxes	$3,743	$11,865

Non-cash investing activities:
Leasehold improvement allowance received under operating lease	$—	$1,764

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

(2) Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K (file number 001-34803), filed with the Securities and Exchange Commission (“SEC”) on February 28, 2012. Since the date of those financial statements, there have been no material changes to the Company’s significant accounting policies.

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated. Prior year amounts have been reclassified where appropriate to conform to the current year classification for comparative purposes.

Interim Financial Statements

These interim consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) on the same basis as the audited consolidated financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2012 and, in the opinion of management, include all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position at June 30, 2012, the results of operations and comprehensive loss for the three and six months ended June 30, 2012 and 2011 and cash flows for the six months ended June 30, 2012 and 2011. The results of operations for the three and six months ended June 30, 2012 and 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other future periods. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted under the SEC’s rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2011. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and, therefore, do not include all information and footnotes required by U.S. GAAP for complete financial statements.

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

The Company evaluates its estimates, including those related to the accounts receivable allowance, useful lives of long-lived assets, the recoverability of goodwill and other intangible assets, assessing fair values of assets and liabilities acquired in business acquisitions, assumptions used for the purpose of determining stock-based compensation expense and income taxes, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying value of assets and liabilities as well as reported revenue and expenses during the periods presented.

Foreign Currency Translation

The financial statements of the Company’s foreign operations are measured using the local currency as the functional currency. The local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date and the local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the reporting periods. Foreign currency transaction gains (losses) have been reflected as a component of the Company’s consolidated statements of operations and foreign currency translation gains (losses) have been included as a component of the consolidated statements of comprehensive loss. Gains and losses from foreign currency transactions are included as a component of other income (expense), net.

Business Combinations

The Company recognizes all of the assets acquired, liabilities assumed and contingent consideration at their fair value on the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially at the acquisition date, with respect to intangible assets acquired, estimated contingent consideration payments and pre-acquisition contingencies assumed. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results. Additionally, any change in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date, including changes from events after the acquisition date, will be recognized in earnings in the period of the estimated fair value change. All subsequent changes to a valuation allowance or uncertain tax position related to the acquired company that occur within the measurement period and are based on facts and circumstances that existed at the acquisition date are recognized as an adjustment to goodwill. All other changes in a valuation allowance or uncertain tax positions are recognized as a reduction of or an increase to income tax expense.

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

Stock-Based Compensation

The Company recognizes the cost of stock-based compensation over the requisite service period based on the fair value of those awards at the date of grant. The Company uses the Black-Scholes-Merton (“Black-Scholes”) option pricing model to determine the fair value of common stock option awards. The fair value of a restricted stock unit is determined by using the fair market value of the Company’s common stock on the date of grant. The estimated fair value of Maximum Value Stock-Settled Stock Appreciation Rights (“MVSSSARs”) is determined by utilizing a lattice model under the option pricing method. Stock-based compensation plans, related expenses and assumptions used in the Black-Scholes option pricing model and the lattice model under the option pricing method are more fully described in Note 9 to these unaudited consolidated financial statements. The estimated fair value of stock-based compensation awards on the date of grant is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense is recorded within cost of revenue, sales and marketing, research and development and general and administrative expenses in the unaudited consolidated statements of operations.

The following table sets forth the total stock-based compensation expense included in the unaudited consolidated statements of operations for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenue	$329	$156	$668	$252
Sales and marketing	2,530	1,079	4,839	1,928
Research and development	435	91	865	133
General and administrative	1,131	674	2,076	1,187

	$4,425	$2,000	$8,448	$3,500

Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic and diluted net loss per common share calculation:
Net loss	$(2,041)	$(2,707)	(9,577)	(7,785)
Weighted average common shares outstanding	85,416,641	81,724,971	85,024,843	80,486,401

Basic and diluted net loss per common share	$(0.02)	$(0.03)	$(0.11)	$(0.10)

Diluted net loss per common share for the periods presented does not reflect the following potential issuance of common shares underlying the following securities as the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Common stock options	9,180,820	9,269,794	9,180,820	9,269,794
Restricted stock units	261,195	57,312	261,195	57,312
MVSSSARs	537,969	—	537,969	—

	9,979,984	9,327,106	9,979,984	9,327,106

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

In June 2011, the FASB issued an Accounting Standards Update to the Comprehensive Income Topic in the ASC aimed at increasing the prominence of items reported in other comprehensive income (loss) in the financial statements. This update required companies to present comprehensive income (loss) in a single statement below net income (loss) or in a separate statement of comprehensive income (loss) immediately following the statement of operations. This requirement became effective for the Company beginning with the first quarter 2012 Quarterly Report on Form 10-Q and required retrospective application for all periods presented. The Company has adopted separate consolidated statements of comprehensive income (loss) immediately following the consolidated statements of operations for interim periods.

In September 2011, the FASB issued an Accounting Standards Update that amends the accounting guidance on goodwill impairment testing. This update is intended to reduce complexity and costs by allowing companies the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The update also improves previous guidance by expanding upon the examples of events and circumstances that a company should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The update is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

(3) Goodwill and Other Intangible Assets

The Company tests goodwill resulting from acquisitions for impairment annually on October 1, or whenever events or changes in circumstances indicate an impairment. The change in goodwill in the unaudited consolidated balance sheet as of June 30, 2012 from December 31, 2011 was due to the acquisition of expressor software corporation (“Expressor”), which increased goodwill by $11.0 million, and foreign currency translation. The acquisition of Expressor is further discussed in Note 5.

The cost of finite-lived intangible assets is amortized on a straight-line basis over their estimated useful lives. The estimated useful lives of these assets range from one to five years. The Company evaluates the useful lives of these assets on a periodic basis and tests for impairments whenever events or changes in circumstances occur that could impact the recoverability of these assets. As of June 30, 2012, there have been no impairment charges recognized.

(4) Fair Value Measurements

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and nonrecurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company. The Company estimated the fair value of a contingent liability using a probability-weighted discount cash flow model. This fair value was classified as Level 3 because it was based on significant unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions. As of June 30, 2012 and December 31, 2011, the fair value of the contingent liability was $0.3 million and $0.5 million, respectively.

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill. These items are recognized at fair value when they are considered to be impaired. During the six months ended June 30, 2012 and the year ended December 31, 2011, there were no fair value adjustments for assets and liabilities measured on a non-recurring basis.

(5) Acquisitions

On June 11, 2012 the Company acquired all of the outstanding shares of Expressor for approximately $10.8 million, net of cash acquired. The acquisition of Expressor was funded with available cash-on-hand. The results of operations and financial position of Expressor are included in these consolidated financial statements from and after the date of acquisition. The inclusion of Expressor did not have a material impact on the Company’s consolidated financial results for the three and six months ended June 30, 2012. Had the acquisition occurred as of the beginning of the periods presented in these consolidated financial statements, the pro forma statements of operations would not be materially different than the consolidated statements of operations presented.

For the three and six months ended June 30, 2012, the Company has preliminarily recognized $0.2 million of acquired net tangible liabilities and the residual amount of $11.0 million as goodwill. The Company is in the process of determining the purchase price allocation including the valuation of intangible assets acquired and liabilities assumed related to the acquisition. The items pending finalization include the valuation of acquired intangible assets and the evaluation of deferred income taxes. The finalization of the purchase price allocation could result in material changes to the amounts recognized in the consolidated balance sheet; however, the estimated impact of amortization expense in the three and six months ended June 30, 2012 is de minimus. The Company expects to substantially complete this purchase price allocation during the quarter ended September 30, 2012.

(6) Line of Credit

On July 25, 2011, QlikTech India Pvt Ltd, a wholly owned subsidiary, executed a Working Capital Facility General Terms Agreement with an Indian lender, which provides an overdraft facility for borrowings of up to 25.0 million Indian Rupees (“INR”) and is used for the purposes of funding working capital requirements. On January 30, 2012, the Company entered into an amendment with the Indian lender which increased the borrowings available for one year under the overdraft facility to 75.0 million INR (approximately $1.3 million based on an assumed exchange rate of 0.018 as of June 30, 2012). Borrowings under the overdraft facility bear interest at the Indian lender’s base rate (9.50% as of June 30, 2012) plus 2.75% and are payable on the last business day of each calendar month. As of June 30, 2012, there were no outstanding borrowings under the overdraft facility and interest incurred during the three and six months ended June 30, 2012 was de minimus.

(7) Benefit for Income Taxes

The effective tax rate for the three months ended June 30, 2012 was a benefit of 8.8% compared to a benefit of 15.7% for the three months ended June 30, 2011. The effective tax rate for the six months ended June 30, 2012 was a benefit of 16.1% compared to a benefit of 19.4% for the six months ended June 30, 2011. The Company’s benefit for income taxes for the three and six months ended June 30, 2012 is based on an estimated annual effective tax rate adjusted for the recognition of discrete items. The Company’s estimated annual effective tax rate primarily includes foreign income taxed at the local jurisdictions rates and the recognition of certain valuation allowances. The Company operates in an international environment with significant operations in various locations outside the U.S., accordingly the consolidated income tax rate is a composite rate reflecting the Company’s income (loss) and the applicable tax rate in the various locations where the Company operates.

Due to the relative difference in the projected annual distribution of income and losses in jurisdictions in which the Company operates compared to the Company’s actual results for the three and six months ended June 30, 2012, including the recognition of certain discrete items in the quarters, and due to the Company incurring a loss in a jurisdiction for which the tax benefit cannot be realized, the quarter to date effective tax rates differ significantly from the Company’s projected full year effective tax rate. As of June 30, 2012, the Company projects a full year effective tax rate of approximately 42%, compared to the effective tax rate of 16.1% for the six months ended June 30, 2012. As the projection and distribution of income changes throughout the year ending December 31, 2012, the effective tax rate may vary from quarter to quarter.

The income tax benefit for the three and six months ended June 30, 2012 is attributable to a subsidiary of the Company, QlikTech International AB (“QTIAB”), which generated a pre-tax loss during the periods. The Company believes that the analysis of positive and negative evidence, including a three-year cumulative profit, projected income for the year ending December 31, 2012 and a history of losses in the first of half of the year followed by profitability for the full year, provides a basis to record the related income tax receivable included within current assets on the consolidated balance sheet as of June 30, 2012. With the exception of QTIAB and the Company’s consolidated group of U.S. entities (“U.S. Entities”), all other entities were profitable for the three and six months ended June 30, 2012. In addition, with the exception of the U.S. Entities, all entities are expected to be profitable for the year ending December 31, 2012. A full valuation allowance has been recorded against the deferred tax assets of the U.S. Entities as of June 30, 2012 based upon the negative evidence of a three-year cumulative loss and projected losses for 2012.

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

The following geographic data includes revenues generated by subsidiaries located within that geographic area. The Company’s revenues were generated in the following geographic regions for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
The Americas	$28,931	$22,736	$54,894	$43,372
Europe	48,634	44,738	94,654	82,005
Rest of world	8,236	6,568	15,408	11,684

	$85,801	$74,042	$164,956	$137,061

(9) Stock-Based Compensation

The Company’s 2010 Equity Incentive Plan (“2010 Plan”) took effect on the effective date of the registration statement, July 16, 2010, for the Company’s initial public offering (“IPO”). The Company initially reserved 3,300,000 shares of its common stock for issuance under the 2010 Plan. The number of shares reserved for issuance under the 2010 Plan will be increased automatically on January 1st of each year, starting with 2011, by a number equal to the smallest of (i) 3,300,000 shares; (ii) 3.75% of the shares of common stock outstanding at that time; or (iii) a number of shares determined by the Company’s board of directors. In February 2012, the Board of Directors of the Company authorized an automatic increase to the 2010 Plan equal to 3,164,918 shares. As of June 30, 2012, there were 4,006,403 shares available for issuance under the 2010 Plan.

Common Stock Options

The following provides a summary of the common stock option activity for the Company for the six months ended June 30, 2012:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregrate Intrinsic Value
Outstanding as of January 1, 2012	8,859,651	$10.84	7.38
Granted	1,927,866	$23.58
Exercised	(1,134,060)	$3.15
Forfeited	(472,637)	$16.87

Outstanding as of June 30, 2012	9,180,820	$14.14	7.66	$87,154

Exercisable at June 30, 2012	4,082,672	$5.63	6.07	$68,975
Vested and expected to vest at June 30, 2012	8,801,369	$13.85	7.60	$86,277

The grant date weighted-average fair value per common stock option for the six months ended June 30, 2012 and 2011 was $10.81 and $12.34, respectively.

Proceeds from the exercise of common stock options were $3.6 million and $6.1 million for the six months ended June 30, 2012 and 2011, respectively. The total intrinsic value of common stock options exercised during the six months ended June 30, 2012 and 2011 was $29.8 million and $106.7 million, respectively. The Company recorded an excess tax benefit from stock-based compensation of $4.2 million for the six months ended June 30, 2012.

The assumptions used in the Black-Scholes option pricing model are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.9% - 1.2%	1.9% - 2.2%	0.9% - 1.2%	1.9% - 2.7%
Expected volatility	46.7% - 46.8%	45.9% - 46.4%	46.7% - 47.1%	45.9% - 47.0%
Expected life (in years)	6.25	6.25	6.25	6.25

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

For the three months ended June 30, 2012 and 2011, the Company recorded stock-based compensation expenses of $3.8 million and $1.8 million, respectively, related to common stock option grants. For the six months ended June 30, 2012 and 2011, the Company recorded stock-based compensation expenses of $7.2 million and $3.2 million, respectively, related to common stock option grants.

As of June 30, 2012, there was $43.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested employee and non-employee director common stock options. The remaining cost is expected to be recognized over a weighted-average period of approximately 2.9 years.

Restricted Stock Units

The following provides a summary of the restricted stock unit activity for the Company as of the six months ended June 30, 2012:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of January 1, 2012	86,692	$30.02
Granted	196,795	22.75
Vested	(16,492)	31.83
Forfeited	(5,800)	29.74

Unvested as of June 30, 2012	261,195	$24.43

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

For the three months ended June 30, 2012 and 2011, the Company recorded stock-based compensation expenses of $0.3 million and $0.2 million, respectively, related to restricted stock unit awards. For the six months ended June 30, 2012 and 2011, the Company recorded stock-based compensation expenses of $0.7 million and $0.3 million, respectively, related to restricted stock unit awards.

As of June 30, 2012, there was $5.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units. The remaining cost is expected to be recognized over a weighted-average period of approximately 3.0 years. This amount will be amortized on a straight-line basis over the requisite service period related to the restricted unit grants.

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

As of June 30, 2012, the Company has an aggregate of 537,969 MVSSSARs issued and outstanding to its employees. The grant date weighted-average fair value per MVSSSAR for the six months ended June 30, 2012 was $6.32. For the six month ended June, 30, 2012, the Company did not settle any MVSSSARs with the Company’s common stock. If settlement of all outstanding MVSSSARs were to occur at the predetermined cap on the maximum stock price at which point the instrument must be exercised, the Company would issue upon settlement approximately 195,092 shares of the Company’s common stock.

For the three and six months ended June 30, 2012, the Company recorded stock-based compensation expenses of $0.3 million and $0.5 million, respectively, related to MVSSSARs. For the three and six months ended June 30, 2011, there was no stock-based compensation expense recorded related to MVSSSARs.

As of June 30, 2012, there was $3.1 million of total unrecognized compensation cost related to unvested MVSSSARs. The remaining cost is expected to be recognized over a weighted-average period of approximately 2.7 years. This amount will be amortized on a straight-line basis over the requisite service period related to the MVSSSARs.

(10) Commitments and Contingencies

There have been no material changes to the Company’s commitments and contingencies from the information provided in Note 10 to the Notes to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, except as follows:

In June 2012, the Company entered into a software licensing agreement with a third party vendor. The minimum term of the agreement continues through June 30, 2017. During the six months ended June 30, 2012, the Company made an initial payment of $0.6 million pursuant to the agreement. Additional payments totaling $5.5 million are payable under this software licensing agreement through December 2016.

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

•	Consolidated Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2012 and 2011.

•	Foreign Exchange Rates. This section discusses the impact of foreign exchange rate fluctuations.

•	Seasonality. This section discusses the seasonality in the sale of our products and services.

•

Liquidity and Capital Resources. This section provides an analysis of our cash flows for the six months ended June 30, 2012 and 2011, a discussion of our capital requirements, and the resources available to us to meet those requirements.

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

We have grown our customer base to approximately 26,000 active customers as of June 30, 2012 and increased our revenue at a 37% compound annual growth rate from 2008 through June 30, 2012. We added an average of approximately 500 new customers per month during fiscal year 2011. Our solution addresses the needs of a diverse range of customers from middle market customers to large enterprises such as Autodesk, The Dannon Company, Inc., Heidelberger Druckmaschinen AG, Hertz, ING, Kraft Foods, L’Oreal, Lifetime Brands, Lockton Insurance, National Health Service (NHS), Panasonic, Qualcomm, Sony Europe, Symantec, U.S. Department of Veterans Affairs and Volvo Car UK Limited. We currently have customers in over 100 countries, and approximately 73% of our revenue for the three and six months ended June 30, 2012 and approximately 74% and 73% of our revenue for the three and six months ended June 30, 2011, respectively, were derived internationally.

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

We license QlikView under perpetual licenses which generally include one year of maintenance as part of the initial purchase price of the product. Our customers can renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. For the six months ended June 30, 2012, our total revenue was comprised of 59% license revenue, 33% maintenance revenue and 8% professional services revenue. For the year ended December 31, 2011, our total revenue was comprised of 64% license revenue, 28% maintenance revenue and 8% professional services revenue. We have a diversified distribution model that consists of a direct sales force and a partner network of resellers, OEM relationships and systems integrators. Total billings from our OEM relationships accounted for approximately 6% of our total billings during the six months ended June 30, 2012. Total billings from our OEM relationships accounted for approximately 7% of our total billings during the year ended December 31, 2011. Additionally, our online QlikCommunity provides us with a loyal and growing network of users who promote our software, provide support for other users and contribute valuable insights and feedback for our product development efforts.

To complement QlikView, we have developed a differentiated business model that has the following attributes:

•	Broad User Focus – marketing and selling QlikView directly to the business user by providing an easy-to-use platform that can be used with minimal training.

•	Low Risk Rapid Product Adoption – providing a low risk alternative to costly, all-or-nothing, enterprise-wide deployment requirements.

•	“Land and Expand” Customer Penetration – initially targeting business users in an organization to create a loyal user base that promotes broad adoption of our software platform across an organization.

•	Globally Diversified Distribution Model – employing a multi-pronged international sales approach that leverages a direct sales force and partner network.

•	Community-Based Marketing and Support – augmenting our development, marketing and support efforts through our online QlikCommunity.

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

From a risk perspective, we have had to deal with the impact of the recessionary global environment during the past several years, and the unsettled global economic environment could affect our operating results in future periods. Approximately 73% of our revenue during the six months ended June 30, 2012 was derived internationally, of which 57% was derived in Europe. Approximately 73% of our revenue during the year ended December 31, 2011 was derived internationally, of which 59% was derived in Europe. We have faced pricing pressure from some of our competitors and believe we have minimized the impact by demonstrating the value delivered by QlikView in comparison to these other BI products. Also, the recent growth in our business has required the continued hiring of experienced staff across all of our geographic territories. To aid this effort we have focused on improving our local recruiting initiatives, as well as on developing further internal training programs to prepare executives for greater responsibilities.

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

Key Financial Metrics and Trends

Revenues

Our revenue is comprised of license, maintenance and professional services. We license our software under perpetual licenses which generally include one year of maintenance as part of the initial purchase price of the product. License revenue reflects the revenue recognized from sales of licenses to new customers and additional licenses to existing customers. Historically, the majority of our license revenues have come from new customers. However, we continue to see an increase in the contribution from existing customers based upon our “land and expand” sales strategy. Customers can renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. Current customers with maintenance agreements are entitled to receive unspecified software upgrades and enhancements when and if they become available. We have experienced growth in maintenance revenue primarily due to increased license sales and growth in our customer base and high retention of those customers. During the year ended December 31, 2011 and the six months ended June 30, 2012, our annual maintenance renewal rates exceeded 85%. Professional services revenue is comprised of training, installation and other consulting revenues. Given the ease of implementation of our product and our relationship with our partners, professional services revenue for the six months ended June 30, 2012 and 2011 were 8% and 9%, respectively, of total revenues. We do not expect that proportion to change significantly during the near term. The contribution from our partner network continues to grow, and we anticipate that revenues from partners will continue to be more than 50% of total revenues. Given the size of the U.S. market and our current limited penetration there, we expect that the U.S. will represent our largest growth opportunity during the near term and will likely be an important contributor to future revenue growth. Due to the global diversity of our customer base, our results are impacted by movements in the currencies of the major territories in which we operate. The primary currencies impacting results are the U.S. dollar (our reporting currency), the Swedish kronor, the euro and the British pound. Inflation and changing prices had no material effect on our sales, revenue or income (loss) from operations during the three and six months ended June 30, 2012 and 2011.

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

Stock-Based Compensation. Stock-based compensation expense is based on the fair value of those awards at the date of grant. We use the Black-Scholes-Merton (“Black-Scholes”) option pricing model to determine the fair value of common stock option awards. The fair value of a restricted stock unit is determined by using the fair market value of our common stock on the date of grant. The estimated fair value of Maximum Value Stock-Settled Stock Appreciation Rights (“MVSSSARs”) is determined by utilizing a lattice model under the option pricing method. The estimated fair value of stock-based compensation awards on the date of grant is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense is recorded within cost of revenue, sales and marketing, research and development and general and administrative expenses.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for those deferred tax assets for which it is more likely than not that the related tax benefit will not be realized. The factors used to assess the likelihood of realization are the forecast of future taxable income, the remaining time period to utilize any tax operating losses and tax credits and available tax planning strategies that could be implemented to realize deferred tax assets.

In evaluating our ability to realize deferred tax assets, we consider all available positive and negative evidence regarding our forecasted taxable income using both historical and projected future operating results, projected income for the full year 2012, a history of losses in the first half of the year followed by profitability for the full year, the reversal of existing taxable temporary differences, taxable income in prior carry-back years and the availability of tax planning strategies. Our negative evidence includes historical taxable losses generated by certain of our subsidiaries. Our positive evidence includes historical taxable income at certain subsidiaries as well as projected future taxable income. In determining future taxable income, we make assumptions for the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require us to make judgments about our future taxable income and are consistent with the plans and estimates we use to manage our business. There can be no guarantee that our assumptions will be correct.

Impact of Foreign Currency Translation

Approximately 69% of our revenues for the six months ended June 30, 2012 and 2011 were earned in foreign denominated currencies, including the euro, the British pound and the Swedish kronor. We seek to manage our foreign exchange risk in part through operational means, including managing same-currency revenues in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, changes in those currencies relative to the U.S. dollar will impact our revenues and expenses. If the U.S. dollar weakens against a specific foreign currency, our revenues will increase having a positive impact on net income, and our overall expenses will increase, having a negative impact on net income. Likewise, if the U.S. dollar strengthens against a specific foreign currency, our revenues will decrease having a negative impact on net income, and our overall expenses will decrease, having a positive impact on net income. Therefore, significant shifts in foreign currencies can impact our short-term results, as well as our long-term forecasts and targets.

Total revenue for the three months ended June 30, 2012 was negatively impacted by approximately $6.2 million due to the general strengthening of the U.S. dollar relative to the euro, the British pound and the Swedish kronor. Total cost of revenue and operating expenses for the three months June 30, 2012 were positively impacted by approximately $5.5 million due to the general strengthening of the U.S. dollar relative to the euro, the British pound and the Swedish kronor. Total revenue for the six months ended June 30, 2012 was negatively impacted by approximately $8.2 million due to the general strengthening of the U.S. dollar relative to the euro, the British pound and the Swedish kronor. Total cost of revenue and operating expenses for the six months June 30, 2012 were positively impacted by approximately $7.4 million due to the general strengthening of the U.S. dollar relative to the euro, the British pound and the Swedish kronor.

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

Consolidated Results of Operations

Comparison of the Three Months Ended June 30, 2012 and 2011

Revenue

The following table sets forth revenue by source:

	Three Months Ended June 30,
	2012		2011
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period to Period Change
	(unaudited)
	(dollars in thousands)
Revenue:
License revenue	$50,048	58.3%	$45,329	61.2%	$4,719	10.4%
Maintenance revenue	28,560	33.3%	21,780	29.4%	6,780	31.1%
Professional services revenue	7,193	8.4%	6,933	9.4%	260	3.8%

Total revenue	$85,801	100.0%	$74,042	100.0%	$11,759	15.9%

Revenue was $85.8 million for the three months ended June 30, 2012 compared to $74.0 million for the three months ended June 30, 2011, an increase of $11.8 million, or 15.9%. The increase in revenue from the prior year period was primarily driven by strong revenue growth in the Americas (includes North America and South America), the United Kingdom, Rest of World (includes Asia-Pacific, Middle East and Africa) and Benelux (includes the Netherlands, Belgium, Luxembourg and Eastern Europe), which grew by 27%, 24%, 25% and 19%, respectively, and contributed an incremental $10.9 million in total revenue. License revenue grew by approximately $4.7 million, or 10.4% for the three month ended June 30, 2012 compared to the three months ended June 30, 2011. There was no material change in the pricing for our product during the three months ended June 30, 2012. Revenue growth was achieved primarily due to volume growth as more customers acquired our product for the first time, along with additional license purchases by our existing customers. In addition, during the three months ended June 30, 2012, we closed 86 contracts that had total license and first year’s maintenance exceeding $100,000, compared to 104 contracts for the same period last year. Amounts invoiced to existing customers during the three months ended June 30, 2012 represented a larger share of total billings, approximately 72%, resulting from our “land and expand” sales strategy. During the three months ended June 30, 2011, amounts invoiced to existing customers represented approximately 64% of total billings. Billings from our indirect partner channel for license and first year maintenance were 56% and 57% of total license and first year maintenance billings for the three months ended June 30, 2012 and 2011, respectively. Maintenance revenues grew by approximately 31.1% in the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 driven by an increase in our customer base and annual maintenance renewal rates of greater than 85%. Professional services revenue grew by 3.8% in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 due to growth in consulting and training revenue, resulting from an increase in our customer base. The total revenue growth in the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 may not be indicative of our future revenue growth, if any.

Cost of Revenue and Gross Profit

The following table sets forth cost of revenue and gross profit for each revenue source:

	Three Months Ended June 30,
	2012		2011
	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Period to Period Change
	(unaudited)
	(dollars in thousands)
Cost of Revenue:
Cost of license revenue	$778	1.6%	$777	1.7%	$1	0.1%
Cost of maintenance revenue	1,969	6.9%	1,697	7.8%	272	16.0%
Cost of professional services revenue	6,866	95.5%	6,126	88.4%	740	12.1%

Total cost of revenue	$9,613	11.2%	$8,600	11.6%	$1,013	11.8%

Gross Profit:
License revenue	$49,270	98.4%	$44,552	98.3%	$4,718	10.6%
Maintenance revenue	26,591	93.1%	20,083	92.2%	6,508	32.4%
Professional services revenue	327	4.5%	807	11.6%	(480)	-59.5%

Total gross profit	$76,188	88.8%	$65,442	88.4%	$10,746	16.4%

Cost of revenue was $9.6 million for the three months ended June 30, 2012 compared to $8.6 million for the three months ended June 30, 2011, an increase of $1.0 million, or 11.8%. Cost of license revenue largely consists of referral fees paid to third parties in connection with software license sales. Referral fees remained unchanged for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. Cost of maintenance revenue increased $0.3 million for the three months ended June 30, 2012 as compared to the same period in 2011. In anticipation of continued growth in our current customer base, we increased headcount in our support organization which increased personnel costs by $0.3 million for the three months ended June 30, 2012 as compared to the same period in 2011. Cost of professional services revenue increased by $0.8 million in the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 largely due to increased personnel costs of $1.2 million (including a $0.2 million increase in stock-based compensation) offset by a decrease in consulting and other cost of professional services of $0.4 million. The increase in our total gross margin during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 may not be indicative of our future gross margin.

Operating Expenses

The following table sets forth operating expenses as a percentage of revenue:

	Three Months Ended June 30,
	2012		2011
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period to Period Change
	(unaudited)
	(dollars in thousands)
Operating expenses:
Sales and marketing	$50,933	59.4%	$46,072	62.2%	$4,861	10.6%
Research and development	7,960	9.3%	6,531	8.8%	1,429	21.9%
General and administrative	19,649	22.9%	16,440	22.2%	3,209	19.5%

Total operating expenses	$78,542	91.5%	$69,043	93.2%	$9,499	13.8%

Sales and Marketing. Sales and marketing expenses increased $4.8 million, or 10.6%, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, reflecting increased personnel costs related to higher employee headcount and higher variable compensation resulting from increased license revenue. The increase in sales and marketing expenses was primarily attributable to an increase in personnel and commission costs of $4.2 million (including a $1.5 million increase in stock-based compensation) for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. We had an increase in travel expenses of $0.3 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, largely due to the increase in our sales and marketing headcount. In addition, we had an increase in facilities costs of $0.4 million to support international expansion and an increase in marketing costs of $0.2 million. These increases were offset by decreases in consulting and other sales and marketing costs of $0.3 million. During the first half of 2011, we formed our European inside sales team, which represented incremental costs of $0.5 million during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

Research and Development. Research and development expenses grew by approximately $1.4 million, or 21.9%, during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The increase was attributable to higher personnel costs of $1.1 million (including a $0.3 million increase in stock-based compensation) as a result of the increase in our headcount in research and development. This increase in personnel costs included the effect of a $0.3 million decrease due to the change in the value of the Swedish kronor as the vast majority of our research and development staff is based in Lund, Sweden. In addition, there was an increase of $0.3 million in other research and development expenses such as facilities and travel related to a larger research and development function.

General and Administrative. General and administrative expenses were $19.6 million for the three months ended June 30, 2012 compared to $16.4 million for the three months ended June 30, 2011, an increase of $3.2 million, or 19.5%. This increase was largely due to an increase in personnel costs of $2.8 million (including a $0.4 million increase in stock-based compensation) to build out our corporate level functions to support anticipated global growth. In addition, we had an increase in other general and administrative costs of $1.5 million, primarily due to an increase in professional fees. Information technology consulting and other information technology costs increased $1.2 million as we continue to expand our infrastructure to support anticipated global growth. The increase was also due to an increase in travel expenses of $0.2 million largely due to the increase in our general and administrative personnel. These increases were offset by a decrease in facility and infrastructure costs of $2.5 million, which reflects a lease termination fee of $2.2 million incurred in the prior year period related to our previously leased facility in Lund, Sweden.

Other Income (Expense), net. Other income, net was $0.1 million for the three months ended June 30, 2012 compared to other income, net of $0.4 million for the three months ended June 30, 2011. During the three months ended June 30, 2012, we had net interest income of $0.1 million and during the three months ended June 30, 2011, we had foreign exchange gains of $0.3 million and net interest income of $0.1 million.

Benefit for Income Taxes. The effective tax rate for the three months ended June 30, 2012 was a benefit of 8.8% compared to a benefit of 15.7% in the prior-year period. Our benefit for income taxes for the period is based on our estimated annual effective tax rate adjusted for the recognition of discrete items. Our estimated annual effective tax rate principally includes foreign income taxed at the local jurisdictions rates and the recognition of certain valuation allowances. We operate in an international environment with significant operations in various locations outside the U.S., accordingly the consolidated income tax rate is a composite rate reflecting our income (loss) and the applicable tax rate in the various locations where we operate. As a result of our intellectual property held by our Swedish holding company, QlikTech International AB (“QT IAB”), our Swedish operations had a significant impact on our tax rate for the three months ended June 30, 2012 and 2011.

Due to the relative difference in the projected annual distribution of income and losses in jurisdictions in which we operate compared to our actual results for the three months ended June 30, 2012, including the recognition of certain discrete items in the quarter, and due to incurred losses in a jurisdiction for which the tax benefit cannot be realized, the quarter to date effective rate differs significantly from our projected full year effective rate. As of June 30, 2012, we project a full year effective tax rate of approximately 42%, compared to the quarter to date effective tax rate of 8.8%. As the projection and distribution of income changes throughout 2012, the year to date effective rate will change from quarter to quarter.

The income tax benefit for the three months ended June 30, 2012 is attributable to our subsidiary, QTIAB, which generated a pre-tax loss during the period. We believe that the analysis of positive and negative evidence, including a three-year cumulative profit, projected income for the year ending December 31, 2012 and a history of losses in the first half of the year followed by profitability for the full year, provides a basis to record the related income tax receivable included within current assets on the consolidated balance sheet as of June 30, 2012. With the exception of QTIAB, and our consolidated group of U.S. entities (“U.S. Entities”), all other entities were profitable for the three months ended June 30, 2012. In addition, with the exception of the U.S. Entities, all entities are expected to be profitable for the year ending December 31, 2012. A full valuation allowance has been recorded against the deferred tax assets of the U.S. Entities as of June 30, 2012 based upon the negative evidence of a three-year cumulative loss and projected losses for 2012.

Comparison of the Six Months Ended June 30, 2012 and 2011

Revenue

The following table sets forth revenue by source:

	Six Months Ended June 30,
	2012		2011
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period to Period Change
	(unaudited)
	(dollars in thousands)
Revenue:
License revenue	$96,367	58.5%	$83,214	60.7%	$13,153	15.8%
Maintenance revenue	55,002	33.3%	41,157	30.0%	13,845	33.6%
Professional services revenue	13,587	8.2%	12,690	9.3%	897	7.1%

Total revenue	$164,956	100.0%	$137,061	100.0%	$27,895	20.4%

Revenue was $165.0 million for the six months ended June 30, 2012 compared to $137.1 million for the six months ended June 30, 2011, an increase of $27.9 million, or 20.4%. The increase in revenue from the prior year period was primarily driven by strong revenue growth in the Americas (includes North America and South America), the United Kingdom, Rest of World (includes Asia-Pacific, Middle East and Africa) and the German region (includes Germany, Austria and Switzerland), which grew by 27%, 38%, 32% and 21%, respectively, and contributed an incremental $23.9 million in total revenue. License revenue grew by approximately $13.2 million, or 15.8% for the six month ended June 30, 2012 compared to the six months ended June 30, 2011. There was no material change in the pricing for our product during the six months ended June 30, 2012. Revenue growth was achieved primarily due to volume growth as more customers acquired our product for the first time, along with additional license purchases by our existing customers. In addition, during the six months ended June 30, 2012, we closed 195 contracts that had total license and first year’s maintenance exceeding $100,000, compared to 186 contracts for the same period last year. Amounts invoiced to existing customers during the six months ended June 30, 2012 represented a larger share of total billings, approximately 75%, resulting from our “land and expand” sales strategy. During the six months ended June 30, 2011, amounts invoiced to existing customers represented approximately 66% of total billings. Billings from our indirect partner channel for license and first year maintenance were 56% and 54% of total license and first year maintenance billings for the six months ended June 30, 2012 and 2011, respectively. Maintenance revenues grew by approximately 33.6% in the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 driven by an increase in our customer base and annual maintenance renewal rates of greater than 85%. Professional services revenue grew by 7.1% in the six months ended June 30, 2012 compared to the six months ended June 30, 2011 due to growth in consulting and training revenue, resulting from an increase in our customer base. The total revenue growth in the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 may not be indicative of our future revenue growth, if any.

Cost of Revenue and Gross Profit

The following table sets forth cost of revenue and gross profit for each revenue source:

	Six Months Ended June 30,
	2012		2011
	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Period to Period Change
	(unaudited)
	(dollars in thousands)
Cost of Revenue:
Cost of license revenue	$1,354	1.4%	$1,692	2.0%	$(338)	-20.0%
Cost of maintenance revenue	4,080	7.4%	3,436	8.3%	644	18.7%
Cost of professional services revenue	13,474	99.2%	11,696	92.2%	1,778	15.2%

Total cost of revenue	$18,908	11.5%	$16,824	12.3%	$2,084	12.4%

Gross Profit:
License revenue	$95,013	98.6%	$81,522	98.0%	$13,491	16.5%
Maintenance revenue	50,922	92.6%	37,721	91.7%	13,201	35.0%
Professional services revenue	113	0.8%	994	7.8%	(881)	-88.6%

Total gross profit	$146,048	88.5%	$120,237	87.7%	$25,811	21.5%

Cost of revenue was $18.9 million for the six months ended June 30, 2012 compared to $16.8 million for the six months ended June 30, 2011, an increase of $2.1 million, or 12.4%. Cost of license revenue largely consists of referral fees paid to third parties in connection with software license sales. Referral fees decreased $0.3 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Cost of maintenance revenue increased $0.6 million for the six months ended June 30, 2012 as compared to the same period in 2011. In anticipation of continued growth in our current customer base, we increased headcount in our support organization which increased personnel costs by $0.7 million (including a $0.1 million increase in stock-based compensation) offset by a decrease in other cost of maintenance revenue of $0.1 million for the six months ended June 30, 2012 as compared to the same period in 2011. Cost of professional services revenue increased by $1.8 million in the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 largely due to increased personnel costs of $2.4 million (including a $0.3 million increase in stock-based compensation) offset by a decrease in consulting and other cost of professional services of $0.6 million. The increase in our total gross margin during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 may not be indicative of our future gross margin.

Operating Expenses

The following table sets forth operating expenses as a percentage of revenue:

	Six Months Ended June 30,
	2012		2011
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period to Period Change
	(unaudited)
	(dollars in thousands)
Operating expenses:
Sales and marketing	$100,270	60.8%	$86,554	63.1%	$13,716	15.8%
Research and development	15,645	9.5%	12,336	9.0%	3,309	26.8%
General and administrative	40,265	24.4%	29,957	21.9%	10,308	34.4%

Total operating expenses	$156,180	94.7%	$128,847	94.0%	$27,333	21.2%

Sales and Marketing. Sales and marketing expenses increased $13.7 million, or 15.8%, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, reflecting increased personnel costs related to higher employee headcount and higher variable compensation resulting from increased license revenue. The increase in sales and marketing expenses was primarily attributable to an increase in personnel and commission costs of $12.8 million (including a $2.9 million increase in stock-based compensation) for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. We had an increase in travel expenses of $1.0 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 largely due to the increase in the number of our sales and marketing personnel attending our annual employee summit. In addition, we had an increase in facilities costs of $0.7 million to support international expansion. These increases were offset by decreases in marketing costs of $0.3 million and consulting and other sales and marketing costs of $0.5 million. During the first half of 2011, we formed our European inside sales team, which represented incremental costs of $1.7 million during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Research and Development. Research and development expenses grew by approximately $3.3 million, or 26.8%, during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The increase was attributable to higher personnel costs of $2.7 million (including a $0.7 million increase in stock-based compensation) as a result of the increase in our headcount in research and development. This increase in personnel costs included the effect of a $0.4 million decrease due to the change in the value of the Swedish kronor as the vast majority of our research and development staff is based in Lund, Sweden. In addition, there was an increase of $0.6 million in other research and development expenses such as facilities and travel related to a larger research and development function.

General and Administrative. General and administrative expenses were $40.3 million for the six months ended June 30, 2012 compared to $30.0 million for the six months ended June 30, 2011, an increase of $10.3 million, or 34.4%. This increase was largely due to an increase in personnel costs of $5.3 million (including a $0.9 million increase in stock-based compensation) to build out our corporate level functions to support anticipated global growth. In addition, we had an increase in other general and administrative costs of $3.7 million, primarily due to an increase in professional fees. Information technology consulting and other information technology costs increased $2.8 million as we continue to expand our infrastructure to support anticipated global growth. The increase was also due to an increase in travel expenses of $0.7 million largely due to the increase in the number of our general and administrative personnel attending our annual employee summit. These increases were offset by a decrease of $2.2 million due to a lease termination fee of $2.2 million incurred in the prior year period related to our previous leased facility in Lund, Sweden.

Other Expense, net. Other expense, net was $1.3 million for the six months ended June 30, 2012 compared to other expense, net of $1.0 million for the six months ended June 30, 2011. During the six months ended June 30, 2012, we had foreign exchange losses of $1.4 million offset by net interest income of $0.1 million. During the six months ended June 30, 2011, we had foreign exchange losses and other expenses of $1.1 million offset by net interest income of $0.1 million.

Benefit for Income Taxes. The effective tax rate for the six months ended June 30, 2012 was a benefit of 16.1% compared to a benefit of 19.4% in the prior-year period. Our benefit for income taxes for the period is based on our estimated annual effective tax rate adjusted for the recognition of discrete items. Our estimated annual effective tax rate principally includes foreign income taxed at the local jurisdictions rates and the recognition of certain valuation allowances. We operate in an international environment with significant operations in various locations outside the U.S., accordingly the consolidated income tax rate is a composite rate reflecting our income (loss) and the applicable tax rate in the various locations where we operate. As a result of our intellectual property held by our Swedish holding company, QT IAB, our Swedish operations had a significant impact on our tax rate for the six months ended June 30, 2012.

Due to the relative difference in the projected annual distribution of income and losses in jurisdictions in which we operate compared to our actual results for the six months ended June 30, 2012, including the recognition of certain discrete items in the quarter, and due to incurred losses in a jurisdiction for which the tax benefit cannot be realized, the quarter to date effective rate differs significantly from our projected full year effective rate. As of June 30, 2012, we project a full year effective tax rate of approximately 42%, compared to effective tax rate of 16.1% for the six months ended June 30, 2012. As the distribution of income changes throughout 2012, the year to date effective tax rate will change from quarter to quarter.

The income tax benefit for the six months ended June 30, 2012 is attributable to our subsidiary, QTIAB, which generated a pre-tax loss during the period. We believe that the analysis of positive and negative evidence, including a three-year cumulative profit, projected income for the year ending December 31, 2012 and a history of losses in the first half of the year followed by profitability for the full year, provides a basis to record the related income tax receivable included within current assets on the consolidated balance sheet as of June 30, 2012. With the exception of QTIAB, and our consolidated group of U.S. Entities, all other entities were profitable for the six months ended June 30, 2012. In addition, with the exception of the U.S. Entities, all entities are expected to be profitable for the year ending December 31, 2012. A full valuation allowance has been recorded against the deferred tax assets of the U.S. Entities as of June 30, 2012 based upon the negative evidence of a three-year cumulative loss and projected losses for 2012.

Foreign Exchange Rates

We conduct business in our foreign operations in local currencies. Accordingly, our revenue and operating expense results presented above are affected by changes in foreign exchange rates. Income and expense accounts are translated at the average monthly exchange rates during the period. Total revenue for the three months ended June 30, 2012 was negatively impacted by approximately $6.2 million due to the general strengthening of the U.S. dollar relative to the euro, the British pound and the Swedish kronor. Total cost of revenue and operating expenses for the three months ended June 30, 2012 were positively impacted by approximately $5.5 million due to the general strengthening of the U.S. dollar relative to the euro, the British pound and the Swedish kronor. Total revenue for the six months ended June 30, 2012 was negatively impacted by approximately $8.2 million due to the general strengthening of the U.S. dollar relative to the euro, the British pound and the Swedish kronor. Total cost of revenue and operating expenses for the six months ended June 30, 2012 were positively impacted by approximately $7.4 million due to the general strengthening of the U.S. dollar relative to the euro, the British pound and the Swedish kronor.

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

Liquidity and Capital Resources

Since our inception, we have financed our operations through the sale of preferred stock and common stock, cash flows generated by operations and borrowings under debt instruments. As of June 30, 2012, we had cash and cash equivalents totaling $195.1 million, net accounts receivable of $74.2 million and $171.1 million of working capital. Our cash and cash equivalents held domestically were $111.5 million as of June 30, 2012. We believe that our cash and cash equivalents balances in the U.S. are currently sufficient to fund our U.S. operations. As of June 30, 2012, cash and cash equivalents held by foreign subsidiaries were $83.6 million, which include undistributed earnings of foreign subsidiaries indefinitely invested outside of the U.S. of $35.2 million. Except as required under U.S. tax law, we do not accrue for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to continue to invest such undistributed earnings outside of the U.S. If these funds are needed for our operations in the U.S., we would be required to accrue and, subsequent to the full utilization of our existing net operating loss carryforwards, pay U.S. taxes to repatriate these funds.

Our capital expenditures for the six months ended June 30, 2012 were $5.4 million, comprised primarily of additional leasehold improvements, furniture and fixtures and computer equipment. In addition, during the six months ended June 30, 2012, we acquired all of the outstanding shares of expressor software corporation which resulted in a cash expenditure of approximately $10.8 million.

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

The following table shows selected balance sheet data as well as our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	June 30,	December 31,
	2012	2011
	(unaudited)
	(dollars in thousands)
Cash and cash equivalents	$195,121	$177,413
Accounts receivable, net	74,243	111,710
Deferred revenue, including current portion	67,484	67,116
Working capital	171,143	182,020

	Six Months Ended June 30,
	2012	2011
	(unaudited)
	(dollars in thousands)
Cash flow activities
Net cash provided by operating activities	$29,265	$12,157
Net cash used in investing activities	(16,167)	(5,139)
Net cash provided by financing activities	7,204	5,948

Cash and Cash Equivalents

Our cash and cash equivalents at June 30, 2012 were held for working capital purposes and were invested primarily in bank deposits and money market accounts having less than 90 day maturities. We do not enter into investments for trading or speculative purposes. These balances could be impacted if the underlying depository institutions or the guarantors fail or could be subject to adverse conditions in the financial markets. We can provide no assurances that access to our funds will not be impacted by adverse conditions in the financial markets.

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

Cash Flows

Operating Activities

Net cash provided by operating activities was $29.3 million for the six months ended June 30, 2012. We incurred non-cash expenses totaling $13.3 million for the six months ended June 30, 2012. Non-cash expenses primarily consisted of stock-based compensation expense, provisions for bad debt, unrealized foreign currency gains and losses and depreciation and amortization expense. In addition, we incurred an excess tax benefit from stock-based compensation of $4.2 million for the six months ended June 30, 2012.

The change in certain assets and liabilities resulted in a net source of cash of $29.8 million for the six months ended June 30, 2012. Net cash provided by operating activities is driven by sales of our products. Collection of accounts receivable from the product sales is a significant component of our cash flows from operating activities, as is the change in deferred revenue related to these sales. In addition, net cash provided by operating activities reflects income tax payments made of $3.7 million.

Net cash provided by operating activities was $12.2 million for the six months ended June 30, 2011. We incurred non-cash expenses totaling $5.3 million for the three months ended June 30, 2011. Non-cash expenses primarily consisted of stock-based compensation expense, provisions for bad debt, change in the fair value of warrants, unrealized foreign currency gains and losses, and depreciation and amortization expense.

The change in certain assets and liabilities resulted in a net source of cash of $14.7 million for the six months ended June 30, 2011. Net cash provided by operating activities is driven by sales of our software offerings. Collection of accounts receivable from the sales of our software offerings is a significant component of our cash flows from operating activities, as is the change in deferred revenue related to these sales. In addition, net cash provided by operating activities includes income tax payments made of $11.9 million.

Investing Activities

Net cash used in investing activities was $16.2 million for the six months ended June 30, 2012. During the six months ended June 30, 2012, we acquired expressor software corporation which resulted in a use of cash of approximately $10.8 million. In addition, cash used in investing activities for the six months ended June 30, 2012 included $5.4 million for capital expenditures related to leasehold improvements and computer equipment as we continued to expand our infrastructure and workforce. During the six months ended June 30, 2012, we began to occupy a new office in Winnersh, United Kingdom. Our capital expenditures during the six months ended June 30, 2012 related to this new office were approximately $2.1 million for leasehold improvements and computer equipment.

Net cash used in investing activities was $5.1 million for the six months ended June 30, 2011. Cash used in investing activities for the six months ended June 30, 2011 was primarily for capital expenditures related to leasehold improvements and computer equipment as we expanded our infrastructure and workforce.

Financing Activities

Net cash provided by financing activities was $7.2 million for the six months ended June 30, 2012. Net cash provided by financing activities resulted from an excess tax benefit from stock-based compensation of $4.2 million and the proceeds from the exercise of common stock options of $3.6 million. These proceeds were offset by payments on contingent consideration of $0.2 million for the achievement of certain financial targets related to the acquisition of Syllogic Corporation in January 2010 and payments under one of our subsidiary’s line of credit of $0.4 million during such period.

Net cash provided by financing activities was $5.9 million for the six months ended June 30, 2011. Net cash provided by financing activities resulted from the proceeds from the exercise of common stock options of $6.1 million during such period. These proceeds were offset by payments on contingent consideration of $0.2 million for the achievement of certain financial targets related to the acquisition of Syllogic Corporation in January 2010.

Non-GAAP Financial Measures

We use measures of non-generally accepted accounting principles (“Non-GAAP”) income (loss) from operations, Non-GAAP net income (loss), Non-GAAP net income (loss) per basic and diluted common share and constant currency. We believe that the Non-GAAP financial information provided can assist investors in understanding and assessing our on-going core operations and prospects for the future. This Non-GAAP financial information provides an additional tool for investors to use in comparing our financial results with other companies in our industry, many of which present similar Non-GAAP financial measures to investors. In addition, we believe that these non-GAAP financial measures are useful to investors because they allow for great transparency into the indicators used as a basis for our internal budgeting and operational decision making.

For the three and six months ended June 30, 2012 and 2011, non-GAAP income (loss) from operations is determined by taking loss from operations and adding back non-cash stock-based compensation expense, employer payroll taxes related to stock transactions and lease termination costs. Non-GAAP net income (loss) is determined by taking loss before benefit for income taxes and adding back non-cash stock-based compensation expense, employer payroll taxes on stock transactions, lease termination costs and the result is tax affected at an estimated long-term effective tax rate of 32%. We believe that our non-GAAP adjustments provide useful information to both management and investors for the following reasons:

• Stock-based compensation. Although stock-based compensation is an important aspect of the compensation of our employees, executives and directors, determining the fair value of the stock-based instruments involves a high degree of judgment and estimation and the expense recorded may bear little resemblance to the actual value realized upon the future exercise or termination of the related stock-based awards. Furthermore, unlike cash compensation, the value of stock-based compensation is determined using a complex formula that incorporates factors, such as market volatility, that are beyond our control. We believe it is useful to exclude stock-based compensation in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies.

• Employer payroll taxes on stock transactions. The amount of employer payroll taxes on stock transactions is dependent on our stock price and other factors that are beyond our control and which we believe do not correlate to the operation of our business.

• Lease termination costs. Lease termination costs include termination costs to settle lease obligations related to facilities that are no longer occupied as well as the write-off of leasehold improvements related to those facilities that are no longer in use. We believe that these costs are generally non-recurring and do not correlate to the on-going operation of our business.

The following is a reconciliation of Non-GAAP income (loss) from operations, Non-GAAP net income (loss) and Non-GAAP net income (loss) per common share to the most comparable U.S. generally accepted accounting principles (“U.S. GAAP”) measure for the periods indicated (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Reconciliation of Non-GAAP income (loss) from operations:
GAAP income (loss) from operations	$(2,354)	$(3,601)	$(10,132)	$(8,610)
Stock-based compensation expense	4,425	2,000	8,448	3,500
Employer payroll taxes on stock transactions	280	810	1,730	1,800
Lease termination costs	—	2,236	—	2,236

Non-GAAP income (loss) from operations	$2,351	$1,445	$46	$(1,074)

Reconciliation of Non-GAAP net income (loss):
GAAP net income (loss)	$(2,041)	$(2,707)	$(9,577)	$(7,785)
Stock-based compensation expense	4,425	2,000	8,448	3,500
Employer payroll taxes on stock transactions	280	810	1,730	1,800
Lease termination costs	—	2,236	—	2,236
Income tax adjustment (1)	(987)	(1,093)	(1,439)	(1,197)

Non-GAAP net income (loss)	$1,677	$1,246	$(838)	$(1,446)

Reconciliation of Non-GAAP income (loss) per share:
Non-GAAP net income (loss) per common share—basic	$0.02	$0.02	$(0.01)	$(0.02)

Non-GAAP net income (loss) per common share—diluted	$0.02	$0.01	$(0.01)	$(0.02)

GAAP net income (loss) per common share—basic and diluted	$(0.02)	$(0.03)	$(0.11)	$(0.10)

Non-GAAP weighted average number of common shares outstanding—basic	85,416,641	81,724,971	85,024,843	80,486,401

Non-GAAP weighted average number of common shares outstanding—diluted	88,167,281	86,807,408	85,024,843	80,486,401

GAAP weighted average number of common shares outstanding—basic and diluted	85,416,641	81,724,971	85,024,843	80,486,401

(1)	Income tax adjustment is used to adjust the U.S. GAAP benefit for income taxes to a Non-GAAP benefit or provision for income taxes utilizing an estimated long-term tax rate of 32%.

The following table reflects the impact of changes in foreign currency exchange rates from the prior year periods on the reported amounts of total revenue for the three and six months ended June 30, 2012. To determine the revenue growth rates on a constant currency basis for the three and six months ended June 30, 2012, revenue from entities reporting in foreign currencies was translated into U.S. dollars using the comparable prior year period’s foreign currency exchange rates.

	Three months ended June 30,			Six months ended June 30,
	2012	2011	% change	2012	2011	% change
	(unaudited)			(unaudited)
Constant currency reconciliation:
Total revenue, as reported	$85,801	$74,042	16%	$164,956	$137,061	20%
Estimated impact of foreign currency fluctuations			8%			6%

Total revenue constant currency growth rate			24%			26%

Contractual Obligations and Commitments and Off-Balance Sheet Arrangements

In June 2012, we entered into a software licensing agreement with a third party vendor. The minimum term of the agreement continues through June 30, 2017. During the six months ended June 30, 2012, we made an initial payment of $0.6 million pursuant to the agreement. Additional payments totaling $5.5 million are payable under this software licensing agreement through December 2016.

There have been no other material changes to our contractual obligations from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

We had no off-balance sheet arrangements, as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K, as of June 30, 2012 and December 31, 2011.

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

Interest Rate Sensitivity

We had cash and cash equivalents of $195.1 million at June 30, 2012 and $177.4 million at December 31, 2011. We held these amounts primarily in cash or money market funds.

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

Foreign Exchange Risk

We market our products in the Americas, Europe, the Asia-Pacific Region, and Africa and develop our products in Europe and the United States. As a result of our business activities in foreign countries, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We sell our products in certain countries in the local currency of the respective country. There is a risk that we will have to adjust local currency product pricing due to the competitive pressure when there has been significant volatility in foreign exchange rates. In addition, our research and development activities are principally based at our facility in Lund, Sweden. This provides some natural hedging because most of our subsidiaries’ operating expenses are denominated in their local currencies. Regardless of this natural hedging, our results of operations may be adversely impacted by the exchange rate fluctuation. Although we will continue to monitor our exposure to currency fluctuations and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions. We may choose not to hedge certain foreign exchange exposure for a variety of reasons, including accounting considerations and the prohibitive economic cost of hedging particular exposure.

Foreign exchange risk exposures arise from transactions denominated in a currency other than our functional currency and from foreign denominated revenue and profit translated into U.S. dollars. Approximately 69% of our operating revenues for the six months ended June 30, 2012 and 2011 were earned in foreign denominated currencies other than the U.S. dollar. The principal foreign currencies in which we conduct business are the euro, the Swedish kronor and the British pound. The translation of currencies in which we operate into the U.S. dollar may affect our consolidated revenues and gross profit margins as expressed in U.S. dollars. We seek to manage our foreign exchange risk in part through operational means, including managing same-currency revenues in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, changes in those currencies relative to the U.S. dollar will impact our revenues and expenses. If the U.S. dollar weakens against a specific foreign currency, our revenues will increase having a positive impact on net income (loss), and our overall expenses will increase, having a negative impact on net income (loss). Likewise, if the U.S. dollar strengthens against a specific foreign currency, our revenues will decrease having a negative impact on net income (loss), and our overall expenses will decrease, having a positive impact on net income (loss). Therefore, significant shifts in foreign currencies can impact our short-term results, as well as our long-term forecasts and targets.

Our actual future gains and losses may differ materially due to the inherent limitations with the timing and amount of changes in foreign currency exchange rates and our actual exposure and positions.

Item 4. Controls and Procedures

Evaluation of Disclosure and Control Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d and 15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information require to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriated to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act) occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Our intellectual property is an essential element of our business. We own registered trademarks for the “Qlik” and “QlikView” name. We rely on a combination of copyright, trademark, trade dress and trade secrecy laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights both domestically and abroad. These laws, procedures and restrictions provide only limited protection. As of June 30, 2012, we had six issued U.S. patents and had six pending applications for U.S. patents. In addition, as of June 30, 2012, we had 19 issued and 15 pending applications for foreign patents. Any future patents issued to us may be challenged, invalidated or circumvented. Any patents that might be issued in the future, with respect to pending or future patent applications may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. We endeavor to enter into agreements with our employees and contractors and with parties with whom we do business in order to limit access to and disclosure of our proprietary information.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Document
10.21 F**	Form of Notice of Employee Restricted Stock Unit Award and Stock Unit Terms and Conditions (2012)

10.21 G**	Form of Notice of Employee Performance Based Restricted Stock Unit Award and Stock Unit Terms and Conditions

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2012, furnished in XBRL (eXtensible Business Reporting Language)).

*	The certification attached as Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 3, 2012.

QLIK TECHNOLOGIES INC.

By:	/s/ LARS BJÖRK
Lars Björk
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ WILLIAM G. SORENSON
William G. Sorenson
Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ DENNIS E. JOHNSON
Dennis E. Johnson
Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.21 F**	Form of Notice of Employee Restricted Stock Unit Award and Stock Unit Terms and Conditions (2012)

10.21 G**	Form of Notice of Employee Performance Based Restricted Stock Unit Award and Stock Unit Terms and Conditions

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2012, furnished in XBRL (eXtensible Business Reporting Language)).

*	The certification attached as Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.
**	Filed herewith.