Form 10-Q
period 2012-09-30
QLIK TECHNOLOGIES INC
filed 2012-11-02
CIK 1305294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 29, 2012, there were 85,899,584 shares of the registrant’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

QLIK TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2012	2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$193,111	$177,413
Accounts receivable, net of allowance for doubtful accounts of $1,223 and $891, respectively	75,002	111,710
Prepaid expenses and other current assets	11,851	10,194
Income tax receivable	13,831	—
Deferred income taxes	747	753

Total current assets	294,542	300,070

Property and equipment, net	15,351	10,766
Intangible assets, net	5,995	198
Goodwill	7,483	2,800
Deferred income taxes	1,458	2,303
Deposits and other noncurrent assets	2,376	1,571

Total assets	$327,205	$317,708

Liabilities and stockholders’ equity
Current liabilities:
Line of credit	$45	$326
Accounts payable	5,967	4,847
Deferred revenue	64,838	63,914
Accrued payroll and other related costs	26,800	30,572
Accrued expenses	18,075	18,391

Total current liabilities	115,725	118,050

Long-term liabilities:
Deferred revenue	1,677	3,202
Other long-term liabilities	5,453	6,921

Total liabilities	122,855	128,173

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 authorized, none issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized; 85,886,943 shares issued and outstanding at September 30, 2012 and 84,397,823 shares issued and outstanding at December 31, 2011	9	8
Additional paid-in-capital	201,982	180,058
Retained earnings (accumulated deficit)	(249)	9,177
Accumulated other comprehensive income	2,608	292

Total stockholders’ equity	204,350	189,535

Total liabilities and stockholders’ equity	$327,205	$317,708

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QLIK TECHNOLOGIES INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
License revenue	$48,805	$45,537	$145,172	$128,751
Maintenance revenue	30,587	22,991	85,589	64,148
Professional services revenue	6,704	6,976	20,291	19,666

Total revenue	86,096	75,504	251,052	212,565

Cost of revenue:
License revenue	1,193	918	2,547	2,610
Maintenance revenue	1,969	1,678	6,049	5,114
Professional services revenue	6,963	5,863	20,437	17,559

Total cost of revenue	10,125	8,459	29,033	25,283

Gross profit	75,971	67,045	222,019	187,282

Operating expenses:
Sales and marketing	47,712	42,503	147,982	129,057
Research and development	9,776	6,427	25,421	18,763
General and administrative	20,253	16,058	60,518	46,015

Total operating expenses	77,741	64,988	233,921	193,835

Income (loss) from operations	(1,770)	2,057	(11,902)	(6,553)

Other income (expense), net:
Interest income, net	25	86	124	146
Foreign exchange gain (loss) and other income (expense), net	(1,701)	761	(3,079)	(352)

Total other income (expense), net	(1,676)	847	(2,955)	(206)

Income (loss) before income taxes	(3,446)	2,904	(14,857)	(6,759)

Benefit (provision) for income taxes	3,597	(1,697)	5,431	181

Net income (loss)	$151	$1,207	$(9,426)	$(6,578)

Net income (loss) per common share:
Basic	$0.00	$0.01	$(0.11)	$(0.08)
Diluted	0.00	0.01	(0.11)	(0.08)

Weighted average number of common shares:
Basic	85,655,059	83,171,163	85,236,449	81,391,156
Diluted	88,132,646	87,634,196	85,236,449	81,391,156

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QLIK TECHNOLOGIES INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$151	$1,207	$(9,426)	$(6,578)
Other comprehensive income (loss):
Foreign currency translation	3,217	(2,739)	2,316	(731)

Total comprehensive income (loss)	$3,368	$(1,532)	$(7,110)	$(7,309)

The accompanying notes are an integral part of these unaudited consolidated financial statements

QLIK TECHNOLOGIES INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net loss	$(9,426)	$(6,578)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,156	2,017
Stock-based compensation expense	13,963	6,359
Excess tax benefit from stock-based compensation	(3,280)	—
Other non-cash items	3,130	1,613
Changes in assets and liabilities:
Accounts receivable	36,326	13,873
Prepaid expenses and other assets	(1,735)	1,286
Income taxes	(15,469)	(14,133)
Deferred revenue	(1,390)	2,060
Accounts payable and other liabilities	(843)	4,497

Net cash provided by operating activities	25,432	10,994

Cash flows from investing activities
Acquisitions, net of cash acquired	(10,792)	—
Captial expenditures	(7,649)	(6,473)

Net cash used in investing activities	(18,441)	(6,473)

Cash flows from financing activities
Proceeds from exercise of common stock options	4,682	7,228
Excess tax benefit from stock-based compensation	3,280	—
Borrowings (payments) on line of credit	(312)	195
Payments on contingent consideration	(202)	(179)

Net cash provided by financing activities	7,448	7,244
Effect of exchange rates on cash	1,259	(360)

Net increase in cash and cash equivalents	15,698	11,405
Cash and cash equivalents, beginning of period	177,413	158,712

Cash and cash equivalents, end of period	$193,111	$170,117

Supplemental cash flow information:
Cash paid during the period for income taxes	$6,334	$12,952

Non-cash investing activities:
Leasehold improvement allowance received under operating lease	$—	$1,764

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QLIK TECHNOLOGIES INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(1) Description of Business

Qlik Technologies Inc. (“We”, “QlikTech” or the “Company”) has pioneered a powerful, user-driven business intelligence solution that enables its customers to make better and faster business decisions, wherever they are. The QlikView business discovery platform, or QlikView, helps people create and share insights and analysis in groups and across organizations. Business users can explore data, ask and answer their own stream of questions and follow their own path to insight on their own and in teams and groups. Through its wholly owned subsidiaries, the Company sells software solutions that are powered by QlikView’s in-memory engine which maintains associations in data and calculates aggregations rapidly, as needed. QlikView is designed to give customers significant improvements in usability, flexibility and performance at lower costs compared to traditional business intelligence solutions.

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

Interim Financial Statements

These interim consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) on the same basis as the audited consolidated financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2012 and, in the opinion of management, include all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position at September 30, 2012, the results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2012 and 2011 and cash flows for the nine months ended September 30, 2012 and 2011. The results of operations for the three and nine months ended September 30, 2012 and 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other future periods. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted under the SEC’s rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2011. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and, therefore, do not include all information and footnotes required by U.S. GAAP for complete financial statements.

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

Foreign Currency Translation

The financial statements of the Company’s foreign operations are measured using the local currency as the functional currency. The local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date and the local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the reporting periods. Foreign currency transaction gains (losses) have been reflected as a component of the Company’s consolidated statements of operations and foreign currency translation gains (losses) have been included as a component of the consolidated statements of comprehensive income (loss). Gains and losses from foreign currency transactions are included as a component of other income (expense), net.

Business Combinations

The Company recognizes assets acquired, liabilities assumed and any contingent consideration related to business combinations at their fair value on the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, with respect to intangible assets acquired, estimated contingent consideration payments and pre-acquisition contingencies assumed. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results. All subsequent changes to a valuation allowance or uncertain tax position related to the acquired company that occur within the measurement period and are based on facts and circumstances that existed at the acquisition date are recognized as an adjustment to goodwill.

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

The following table sets forth the total stock-based compensation expense included in the unaudited consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenue	$397	$198	$1,065	$450
Sales and marketing	2,874	1,459	7,713	3,387
Research and development	560	281	1,425	414
General and administrative	1,684	921	3,760	2,108

	$5,515	$2,859	$13,963	$6,359

Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic and diluted net income (loss) per common share calculation:
Net income (loss)	$151	$1,207	(9,426)	(6,578)

Weighted average common shares outstanding:
Basic	85,655,059	83,171,163	85,236,449	81,391,156
Diluted	88,132,646	87,634,196	85,236,449	81,391,156

Net income (loss) per common share:
Basic	$0.00	$0.01	$(0.11)	$(0.08)
Diluted	$0.00	$0.01	$(0.11)	$(0.08)

Diluted net income (loss) per common share for the periods presented does not reflect the potential issuance of common shares underlying the following securities as the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Common stock options	5,220,922	2,435,118	9,449,641	9,283,114
Restricted stock units	22,750	—	258,945	44,812
MVSSSARs	587,006	357,361	587,006	357,361

	5,830,678	2,792,479	10,295,592	9,685,287

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

(3) Acquisitions

expressor software corporation

        On June 11, 2012, the Company acquired all of the outstanding shares of expressor software corporation (“Expressor”), a provider of data management software, for $10.8 million, net of cash acquired. The acquisition of Expressor is expected to expand the use of QlikView’s Business Discovery platform by providing a metadata intelligence solution designed to help companies know what data is being used and how it is being used, while ensuring consistency and appropriate reuse of common data definitions. The results of operations and financial position of Expressor are included in the Company’s consolidated financial statements from and after the date of acquisition. The inclusion of Expressor did not have a material impact on the Company’s consolidated financial results for the three and nine months ended September 30, 2012. Had the acquisition occurred as of the beginning of the periods presented in these consolidated financial statements, the pro forma statements of operations would not be materially different than the consolidated statements of operations presented. During the three months ended September 30, 2012, the Company finalized the Expressor purchase price allocation with the exception of certain income tax matters which are expected to be finalized during the three months ending December 31, 2012. Based on an estimate of their fair values, the Company allocated $6.3 million of the purchase price to definite-lived intangible assets, which consisted primarily of acquired technology. After allocating the purchase price to the assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, the Company recorded goodwill of $4.7 million related to this acquisition. Goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. The Company believes the goodwill related to the acquisition was a result of the expected synergies to be realized from combining operations and is not expected to be deductible for income tax purposes. The Company tests the goodwill for impairment at least annually in accordance with GAAP (See Note 4).

The value assigned to Expressor’s acquired technology was determined by using the excess earnings method. Under this method, the value of the acquired technology is a function of the estimated obsolescence curve of the acquired technology as of the corresponding valuation date, the expected future net cash flows generated by the acquired technology and the discount rate that reflects the level of risk associated with receiving future cash flows attributable to the acquired technology. The Company amortizes the acquired technology on a straight-line basis over an estimated useful life of five years. The amortization of intangible assets is not expected to be deductible for income tax purposes.

(4) Goodwill and Other Intangible Assets

The Company tests goodwill resulting from acquisitions for impairment annually on October 1, or whenever events or changes in circumstances indicate an impairment. The change in goodwill in the unaudited consolidated balance sheet as of September 30, 2012 from December 31, 2011 was due to the acquisition of Expressor, which increased goodwill by $4.7 million, and foreign currency translation.

The following table provides information regarding the Company’s intangible assets subject to amortization:

	September 30, 2012			December 31, 2011
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired technology	$6,120	$(562)	$5,558	$200	$(200)	$—
Customer relationships and other identified intangible assets	735	(648)	87	735	(537)	198
Trade name	390	(40)	350	—	—	—

Total	$7,245	$(1,250)	$5,995	$935	$(737)	$198

The cost of finite-lived intangible assets is amortized on a straight-line basis over their estimated useful lives. The estimated useful lives of these assets range from one to five years. The change in finite-lived assets in the unaudited consolidated balance sheet as of September 30, 2012 from December 31, 2011 was largely due to the acquisition of Expressor. The amortization of finite-lived intangible assets was $0.4 million and $0.5 million for the three and nine months ended September 30, 2012, respectively. The amortization of finite-lived intangible assets was $0.1 million and $0.2 million for the three and nine months ended September 30, 2011. The estimated aggregate amortization expense for each of the succeeding years is as follows: $0.4 million for the three months ended December 31, 2012; $1.3 million in 2013; $1.3 million in 2014; $1.2 million in 2015; $1.2 million in 2016 and $0.5 million in 2017. The weighted average amortization period for all intangible assets is 4.8 years.

The Company evaluates the useful lives of these assets on a periodic basis and tests for impairments whenever events or changes in circumstances occur that could impact the recoverability of these assets. As of September 30, 2012, there have been no impairment charges recognized.

(5) Fair Value Measurements

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and nonrecurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company. The Company estimated the fair value of a contingent liability using a probability-weighted discount cash flow model. This fair value was classified as Level 3 because it was based on significant unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions. As of September 30, 2012 and December 31, 2011, the fair value of the contingent liability was $0.3 million and $0.5 million, respectively.

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill. These items are recognized at fair value in the period in which an acquisition is completed, or when they are considered to be impaired. During the nine months ended September 30, 2012, the Company completed the acquisition of Expressor as described in Note 3, and recorded the assets acquired and liabilities assumed at fair value on the acquisition date. There were no other non-recurring fair value adjustments recorded during the nine months ended September 30, 2012, or during the year ended December 31, 2011.

(6) Line of Credit

In 2011, QlikTech India Pvt Ltd, a wholly owned subsidiary, executed a Working Capital Facility General Terms Agreement with an Indian lender, which provides an overdraft facility for borrowings of up to 25.0 million Indian Rupees (“INR”) and is used for the purposes of funding working capital requirements. On January 30, 2012, the Company entered into an amendment with the Indian lender which increased the borrowings available for one year under the overdraft facility to 75.0 million INR (approximately $1.4 million based on an assumed exchange rate of 0.019 as of September 30, 2012). Borrowings under the overdraft facility bear interest at the Indian lender’s base rate (9.5% as of September 30, 2012) plus 2.75% and are payable on the last business day of each calendar month. As of September 30, 2012, outstanding borrowings under the overdraft facility and interest incurred during the three and nine months ended September 30, 2012 was de minimus.

(7) Benefit (Provision) for Income Taxes

The effective tax rate for the three months ended September 30, 2012 was a benefit of 104.4% compared to a provision of 58.4% for the three months ended September 30, 2011. The effective tax rate for the nine months ended September 30, 2012 was a benefit of 36.6% compared to a benefit of 2.7% for the nine months ended September 30, 2011. The Company’s benefit for income taxes for the three and nine months ended September 30, 2012 is based on an estimated annual effective tax rate adjusted for the recognition of discrete items. The Company’s estimated annual effective tax rate primarily includes foreign income taxed at the local jurisdictions rates and the recognition of certain valuation allowances. The Company operates in an international environment with significant operations in various locations outside the U.S.; accordingly the consolidated income tax rate is a composite rate reflecting the Company’s income (loss) and the applicable tax rate in the various locations where the Company operates.

Due to the relative difference in the projected annual distribution of income and losses in jurisdictions in which the Company operates compared to the Company’s actual results for the three and nine months ended September 30, 2012, including the recognition of certain discrete items in the quarters, and due to the Company incurring a loss in a jurisdiction for which the tax benefit cannot be recognized, the year-to-date effective tax rate differs significantly from the Company’s projected full year effective tax rate. The Company’s effective tax rate is also impacted significantly by non-deductible share-based compensation earned in various jurisdictions. As of September 30, 2012, the Company projects a full year effective tax rate of approximately 81%, compared to the effective tax rate of 36.6% for the nine months ended September 30, 2012. As the projection and distribution of income changes throughout the year ending December 31, 2012, the effective tax rate may vary from quarter to quarter.

The income tax benefit for the three and nine months ended September 30, 2012 is attributable to a subsidiary of the Company, QlikTech International AB (“QTIAB”), which generated a pre-tax loss during the periods. The Company believes that the analysis of positive and negative evidence, including a three-year cumulative profit and projected taxable income for future periods, provides a basis to record the related income tax receivable within current assets on the consolidated balance sheet as of September 30, 2012. With the exception of QTIAB and the Company’s consolidated group of U.S. entities (“U.S. Entities”), all other entities were profitable for the three and nine months ended September 30, 2012. In addition, with the exception of the U.S. Entities and QTIAB, all entities are expected to be profitable for the year ending December 31, 2012. A full valuation allowance has been recorded against the deferred tax assets of the U.S. Entities as of September 30, 2012 based upon the negative evidence of a three-year cumulative loss and projected losses for 2012.

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

The following geographic data includes revenues generated by subsidiaries located within that geographic area. The Company’s revenues were generated in the following geographic regions for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
The Americas	$30,503	$26,861	$85,397	$70,233
Europe	46,072	41,974	140,726	123,979
Rest of world	9,521	6,669	24,929	18,353

	$86,096	$75,504	$251,052	$212,565

(9) Stock-Based Compensation

The Company’s 2010 Equity Incentive Plan (“2010 Plan”) took effect on the effective date of the registration statement, July 16, 2010, for the Company’s initial public offering (“IPO”). The Company initially reserved 3,300,000 shares of its common stock for issuance under the 2010 Plan. The number of shares reserved for issuance under the 2010 Plan will be increased automatically on January 1st of each year by a number equal to the smallest of (i) 3,300,000 shares; (ii) 3.75% of the shares of common stock outstanding at that time; or (iii) a number of shares determined by the Company’s board of directors. In February 2012, the Board of Directors of the Company authorized an automatic increase to the 2010 Plan equal to 3,164,918 shares. As of September 30, 2012, there were 3,344,078 shares available for issuance under the 2010 Plan.

Common Stock Options

The following provides a summary of the common stock option activity for the Company for the nine months ended September 30, 2012:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregrate Intrinsic Value
Outstanding as of January 1, 2012	8,859,651	$10.84	7.38
Granted	2,696,130	$22.68
Exercised	(1,466,378)	$3.19
Forfeited	(639,762)	$17.51

Outstanding as of September 30, 2012	9,449,641	$14.94	7.66	$83,060

Exercisable at September 30, 2012	4,240,214	$6.90	6.08	$68,146

Vested at September 30, 2012 and expected to vest in future periods	9,047,116	$14.65	7.60	$82,584

The grant date weighted-average fair value per common stock option for the nine months ended September 30, 2012 and 2011 was $10.41 and $12.28, respectively.

Proceeds from the exercise of common stock options were $4.7 million and $7.2 million for the nine months ended September 30, 2012 and 2011, respectively. The total intrinsic value of common stock options exercised during the nine months ended September 30, 2012 and 2011 was $36.4 million and $122.4 million, respectively. As a result of expected full year taxable income in certain tax jurisdictions, the Company recorded an excess tax benefit from stock-based compensation of $3.3 million for the nine months ended September 30, 2012.

The assumptions used in the Black-Scholes option pricing model are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Expected dividend yield..	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate.	0.8% - 0.9%	1.1% - 1.9%	0.8% - 1.2%	1.1% - 2.7%
Expected volatility	47.1% - 47.5%	45.3% - 46.0%	46.7% - 47.5%	45.3% - 47.0%
Expected life (in years)	6.25	6.25	6.25	6.25

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

For the three months ended September 30, 2012 and 2011, the Company recorded stock-based compensation expenses of $4.5 million and $2.5 million, respectively, related to common stock option grants. For the nine months ended September 30, 2012 and 2011, the Company recorded stock-based compensation expenses of $11.7 million and $5.7 million, respectively, related to common stock option grants.

As of September 30, 2012, there was $44.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested employee and non-employee director common stock options. The remaining cost is expected to be recognized over a weighted-average period of approximately 2.9 years. This amount will be amortized on a straight-line basis over the requisite service period related to the common stock options.

Restricted Stock Units

The following provides a summary of the restricted stock unit activity for the Company as of the nine months ended September 30, 2012:

	Number of Shares Underlying Outstanding Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding as of January 1, 2012	86,692	$30.02
Granted	200,795	22.77
Vested	(22,742)	31.14
Forfeited	(5,800)	29.74

Unvested as of September 30, 2012	258,945	$24.30

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

For the three months ended September 30, 2012 and 2011, the Company recorded stock-based compensation expenses of $0.8 million and $0.2 million, respectively, related to restricted stock unit awards. For the nine months ended September 30, 2012 and 2011, the Company recorded stock-based compensation expenses of $1.5 million and $0.5 million, respectively, related to restricted stock unit awards.

As of September 30, 2012, there was $4.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units. The remaining cost is expected to be recognized over a weighted-average period of approximately 2.8 years. This amount will be amortized on a straight-line basis over the requisite service period related to the restricted stock unit grants.

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

As of September 30, 2012, the Company had an aggregate of 587,006 MVSSSARs issued and outstanding to its employees. The grant date weighted-average fair value per MVSSSAR for the nine months ended September 30, 2012 was $5.79. For the nine months ended September, 30, 2012, the Company did not settle any MVSSSARs with the Company’s common stock. If settlement of all outstanding MVSSSARs were to occur at the predetermined cap on the maximum stock price at which point the instrument must be exercised, the Company would issue 214,154 shares of the Company’s common stock.

For the three and nine months ended September 30, 2012, the Company recorded stock-based compensation expenses of $0.3 million and $0.8 million, respectively, related to MVSSSARs. For the three and nine months ended September 30, 2011, the Company recorded stock-based compensation expenses of $0.2 million related to MVSSSARs.

As of September 30, 2012, there was $3.0 million of total unrecognized compensation cost related to unvested MVSSSARs. The remaining cost is expected to be recognized over a weighted-average period of approximately 2.8 years. This amount will be amortized on a straight-line basis over the requisite service period related to the MVSSSARs.

(10) Commitments and Contingencies

There have been no material changes to the Company’s commitments and contingencies from the information provided in Note 10 to the Notes to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, except as follows:

In June 2012, the Company entered into a software licensing agreement with a third party vendor. The minimum term of the agreement continues through June 30, 2017. During the nine months ended September 30, 2012, the Company made an initial payment of $0.6 million pursuant to the agreement. Additional payments totaling $5.5 million are payable under this software licensing agreement through December 2016.

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

•	Consolidated Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2012 and 2011.

•	Foreign Exchange Rates. This section discusses the impact of foreign exchange rate fluctuations.

•	Seasonality. This section discusses the seasonality in the sale of our products and services.

•

Liquidity and Capital Resources. This section provides an analysis of our cash flows for the nine months ended September 30, 2012 and 2011, a discussion of our capital requirements, and the resources available to us to meet those requirements.

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

We have grown our customer base to over 26,000 active customers as of September 30, 2012 and increased our revenue at a 35% compound annual growth rate from 2008 through September 30, 2012. We added an average of approximately 500 new customers per month during fiscal year 2011. Our solution addresses the needs of a diverse range of customers from middle market customers to large enterprises such as Autodesk, The Dannon Company, Inc., Heidelberger Druckmaschinen AG, Hertz, ING, Kraft Foods, L’Oreal, Lifetime Brands, Lockton Insurance, National Health Service (NHS), Panasonic, Qualcomm, Sony Europe, Symantec, U.S. Department of Veterans Affairs and Volvo Car UK Limited. We currently have customers in over 100 countries, and approximately 72% of our revenue for both the three and nine months ended September 30, 2012 and approximately 70% and 72% of our revenue for the three and nine months ended September 30, 2011, respectively, were derived internationally.

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

We license QlikView under perpetual licenses which generally include one year of maintenance as part of the initial purchase price of the product. Our customers can renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. For the nine months ended September 30, 2012, our total revenue was comprised of 58% license revenue, 34% maintenance revenue and 8% professional services revenue. For the year ended December 31, 2011, our total revenue was comprised of 64% license revenue, 28% maintenance revenue and 8% professional services revenue. We have a diversified distribution model that consists of a direct sales force and a partner network of resellers, OEM relationships and systems integrators. Total billings from our partner network were 55% and 54% of our total billings for the nine months ended September 30, 2012 and 2011, respectively. Included in our partner network are our OEM relationships which accounted for approximately 6% and 7% of our total billings during the nine months ended September 30, 2012 and 2011, respectively. Additionally, our online QlikCommunity provides us with a loyal and growing network of users who promote our software, provide support for other users and contribute valuable insights and feedback for our product development efforts.

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

In evaluating our operating results, we focus on the productivity of our sales force, the effectiveness of our local and corporate level marketing, our ability to close opportunities generated by our marketing leads and the competitiveness of our technology. In each of these areas, we have taken steps designed to improve our operating results, including undertaking additional sales training for our sales representatives, hiring more experienced regional sales management, investing further in our corporate website to improve its use as an effective lead generative tool, developing a partner enablement program to focus on the results of our sales partners around the world and expanding our research and development staff with a focus on testing and quality assurance.

From a risk perspective, we have had to deal with the impact of the recessionary global environment during the past several years, and the unsettled global economic environment could continue to affect our operating results in future periods. Approximately 72% of our revenue during the nine months ended September 30, 2012 was derived internationally, of which 56% was derived in Europe. Approximately 73% of our revenue during the year ended December 31, 2011 was derived internationally, of which 59% was derived in Europe. We have faced pricing pressure from some of our competitors and we minimize the impact by demonstrating the value delivered by QlikView in comparison to these other BI products. Also, the recent growth in our business has required the continued hiring of experienced staff across all of our geographic territories. To aid this effort we have focused on improving our local recruiting initiatives, as well as on developing further internal training programs to prepare employees for greater responsibilities.

We believe global economic conditions have continued to deteriorate and have resulted in an increase in the average length of time in our sales cycle. In addition, these conditions may result in an increase in the average length of time it takes to collect outstanding accounts receivable.

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

Key Financial Metrics and Trends

Revenues

Our revenue is comprised of license, maintenance and professional services. We license our software under perpetual licenses which generally include one year of maintenance as part of the initial purchase price of the product. License revenue reflects the revenue recognized from sales of licenses to new customers and additional licenses to existing customers. Historically, the majority of our license revenues have come from new customers. However, we continue to see an increase in the contribution from existing customers based upon our “land and expand” sales strategy. Customers can renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. Current customers with maintenance agreements are entitled to receive unspecified software upgrades and enhancements when and if they become available. We have experienced growth in maintenance revenue primarily due to increased license sales and growth in our customer base and high retention of those customers. During the year ended December 31, 2011 and the nine months ended September 30, 2012, our annual maintenance renewal rates exceeded 85%. Professional services revenue is comprised of training, installation and other consulting revenues. Given the ease of implementation of our product and our relationship with our partners, professional services revenue for the nine months ended September 30, 2012 and 2011 were 8% and 9%, respectively, of total revenues. We do not expect that proportion to change significantly during the near term. The contribution from our partner network continues to grow, and we anticipate that revenues from partners will continue to be more than 50% of total revenues. Given the size of the U.S. market and our current limited penetration there, we expect that the U.S. will represent our largest growth opportunity during the near term and will likely be an important contributor to future revenue growth. Due to the global diversity of our customer base, our results are impacted by movements in the currencies of the major territories in which we operate. The primary currencies impacting results are the U.S. dollar (our reporting currency), the Swedish kronor, the euro and the British pound. Inflation and changing prices had no material effect on our sales, revenue or income (loss) from operations during the three and nine months ended September 30, 2012 and 2011.

Cost of Revenue

Cost of revenue primarily consists of personnel costs, fees paid to subcontractors providing technical support services, referral fees paid to third parties in connection with software license sales, amortization of intangible assets and other discrete professional services. Personnel costs include salaries, employee benefit and social costs, bonuses, stock-based compensation and direct overhead.

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

Sales and Marketing. Sales and marketing expenses primarily consist of personnel costs for our sales, marketing and business development employees and executives; commissions earned by our sales personnel; travel costs; facilities costs attributable to our sales and marketing personnel; the cost of marketing programs; the cost of employee training programs for our sales and marketing personnel; and the cost of business development programs. We have and will continue to hire additional sales personnel in the U.S. and in our international locations during 2012.

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

Benefit (Provision) for Income Taxes

Benefit (provision) for income taxes primarily consists of corporate income taxes related to income at our U.S. and international subsidiaries. The provision includes amounts for U.S. federal, state and foreign income taxes.

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

In evaluating our ability to realize deferred tax assets, we consider all available positive and negative evidence regarding our forecasted taxable income using both historical and projected future operating results, projected income for the full year 2012, a history of losses during interim periods followed by profitability for the full year, the reversal of existing taxable temporary differences, taxable income in prior carry-back years and the availability of tax planning strategies. Our negative evidence includes historical taxable losses generated by certain of our subsidiaries. Our positive evidence includes historical taxable income at certain subsidiaries as well as projected future taxable income. In determining future taxable income, we make assumptions for the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require us to make judgments about our future taxable income and are consistent with the plans and estimates we use to manage our business. There can be no guarantee that our assumptions will be correct.

Impact of Foreign Currency Translation

Approximately 69% and 68% of our revenues for the nine months ended September 30, 2012 and 2011 were earned in foreign denominated currencies, including the euro, the British pound and the Swedish kronor. We seek to manage our foreign exchange risk in part through operational means, including managing same-currency revenues in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, changes in those currencies relative to the U.S. dollar will impact our revenues and expenses. If the U.S. dollar weakens against a specific foreign currency, our revenues will increase having a positive impact on net income, and our overall expenses will increase, having a negative impact on net income. Likewise, if the U.S. dollar strengthens against a specific foreign currency, our revenues will decrease having a negative impact on net income, and our overall expenses will decrease, having a positive impact on net income. Therefore, significant shifts in foreign currencies can impact our short-term results, as well as our long-term forecasts and targets.

Total revenue for the three months ended September 30, 2012 was negatively impacted by approximately $4.8 million due to the general strengthening of the U.S. dollar relative to the euro, the British pound and the Swedish kronor compared to the same period in 2011. Total cost of revenue and operating expenses for the three months September 30, 2012 were positively impacted by approximately $3.5 million due to the general strengthening of the U.S. dollar relative to the euro, the British pound and the Swedish kronor compared to the same period in 2011. Total revenue for the nine months ended September 30, 2012 was negatively impacted by approximately $13.0 million due to the general strengthening of the U.S. dollar relative to the euro, the British pound and the Swedish kronor compared to the same period in 2011. Total cost of revenue and operating expenses for the nine months September 30, 2012 were positively impacted by approximately $10.9 million due to the general strengthening of the U.S. dollar relative to the euro, the British pound and the Swedish kronor compared to the same period in 2011.

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

Consolidated Results of Operations

Comparison of the Three Months Ended September 30, 2012 and 2011

Revenue

The following table sets forth revenue by source:

	Three Months Ended September 30,
	2012		2011
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period to Period Change
	(unaudited) (dollars in thousands)
Revenue:
License revenue	$48,805	56.7%	$45,537	60.3%	$3,268	7.2%
Maintenance revenue	30,587	35.5%	22,991	30.5%	7,596	33.0%
Professional services revenue	6,704	7.8%	6,976	9.2%	(272)	-3.9%

Total revenue	$86,096	100.0%	$75,504	100.0%	$10,592	14.0%

Revenue was $86.1 million for the three months ended September 30, 2012 compared to $75.5 million for the three months ended September 30, 2011, an increase of $10.6 million, or 14.0%. The increase in revenue from the prior year period was primarily driven by revenue growth in the Americas (includes North America and South America), Rest of World (includes Asia-Pacific, Middle East and Africa), Benelux (includes the Netherlands, Belgium, Luxembourg and Eastern Europe) and the United Kingdom, which grew by 14%, 43%, 28% and 20%, respectively, and contributed an incremental $9.5 million in total revenue. License revenue grew by approximately $3.3 million, or 7.2% for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. There was no material difference in the pricing for our product during the three months ended September 30, 2011 compared to the three months ended September 30, 2012. Revenue growth was achieved primarily due to volume growth as more customers acquired our product for the first time, along with additional license purchases by our existing customers. In addition, during the three months ended September 30, 2012, we closed 86 contracts that had total license and first year’s maintenance exceeding $100,000, compared to 105 contracts for the same period last year. Amounts invoiced to existing customers during the three months ended September 30, 2012 represented a larger share of total billings, approximately 74%, resulting from our “land and expand” sales strategy. During the three months ended September 30, 2011, amounts invoiced to existing customers represented approximately 69% of total billings. Billings from our indirect partner channel for license and first year maintenance were 61% and 52% of total license and first year maintenance billings for the three months ended September 30, 2012 and 2011, respectively. Maintenance revenues grew by approximately 33.0% in the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 driven by an increase in our customer base and annual maintenance renewal rates of greater than 85%. Professional services revenue decreased 3.9% in the three months ended September 30, 2012 compared to the three months ended September 30, 2011 due to the lower utilization of our employees resulting in a decrease in consulting and training revenue which we believe is the result of less demand. The total revenue growth in the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 may not be indicative of our future revenue growth, if any.

Cost of Revenue and Gross Profit

The following table sets forth cost of revenue and gross profit for each revenue source:

	Three Months Ended September 30,
	2012		2011
	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Period to Period Change
	(unaudited) (dollars in thousands)
Cost of Revenue:
Cost of license revenue	$1,193	2.4%	$918	2.0%	$275	30.0%
Cost of maintenance revenue	1,969	6.4%	1,678	7.3%	291	17.3%
Cost of professional services revenue	6,963	103.9%	5,863	84.0%	1,100	18.8%

Total cost of revenue	$10,125	11.8%	$8,459	11.2%	$1,666	19.7%

Gross Profit:
License revenue	$47,612	97.6%	$44,619	98.0%	$2,993	6.7%
Maintenance revenue	28,618	93.6%	21,313	92.7%	7,305	34.3%
Professional services revenue	(259)	-3.9%	1,113	16.0%	(1,372)	-123.3%

Total gross profit	$75,971	88.2%	$67,045	88.8%	$8,926	13.3%

Cost of revenue was $10.1 million for the three months ended September 30, 2012 compared to $8.4 million for the three months ended September 30, 2011, an increase of $1.7 million, or 19.7%. Cost of license revenue increased $0.3 million for the three months ended September 30, 2012 compared to same period in 2011. Cost of license revenue largely consists of referral fees paid to third parties in connection with software license sales and the amortization of intangible assets due to the acquisition of expressor software corporation (“Expressor”). Referral fees decreased $0.1 million and amortization of intangible assets increased $0.4 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 due to the acquisition of Expressor. Cost of maintenance revenue increased $0.3 million for the three months ended September 30, 2012 as compared to the same period in 2011. In anticipation of continued growth in our current customer base, we increased headcount in our support organization which increased personnel costs by $0.3 million (including a $0.1 million increase in stock-based compensation) for the three months ended September 30, 2012 as compared to the same period in 2011. Cost of professional services revenue increased by $1.1 million in the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 largely due to increased personnel costs of $1.4 million (including a $0.1 million increase in stock-based compensation) offset by a decrease in consulting and other cost of professional services of $0.3 million. The increase in our total gross margin during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 may not be indicative of our future gross margin.

Operating Expenses

The following table sets forth operating expenses as a percentage of revenue:

	Three Months Ended September 30,
	2012		2011
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period to Period Change
	(unaudited) (dollars in thousands)
Operating expenses:
Sales and marketing	$47,712	55.4%	$42,503	56.3%	$5,209	12.3%
Research and development	9,776	11.4%	6,427	8.5%	3,349	52.1%
General and administrative	20,253	23.5%	16,058	21.3%	4,195	26.1%

Total operating expenses	$77,741	90.3%	$64,988	86.1%	$12,753	19.6%

Sales and Marketing. Sales and marketing expenses increased $5.2 million, or 12.3%, for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, reflecting increased personnel costs related to higher employee headcount and higher variable compensation resulting from increased license revenue. The increase in sales and marketing expenses was primarily attributable to an increase in personnel and commission costs of $5.8 million (including a $1.4 million increase in stock-based compensation) for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. In addition, we had an increase in facilities costs of $0.2 million to support international expansion. These increases were offset by decreases in marketing costs of $0.4 million and consulting and other sales and marketing costs of $0.4 million. During the first half of 2011, we formed our European inside sales team, which represented incremental costs of $0.8 million during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

Research and Development. Research and development expenses grew by approximately $3.4 million, or 52.1%, during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The increase was attributable to higher personnel costs of $2.3 million (including a $0.3 million increase in stock-based compensation) as a result of the increase in our headcount in research and development, and the acquisition of Expressor, as we seek to further strengthen and enhance our software platform. This increase in personnel costs included a decrease of $0.1 million due to the change in the value of the Swedish kronor as the vast majority of our research and development staff is based in Lund, Sweden. In addition, there was an increase of $1.1 million in other research and development expenses such as facilities and travel related to a larger research and development function.

General and Administrative. General and administrative expenses were $20.3 million for the three months ended September 30, 2012 compared to $16.1 million for the three months ended September 30, 2011, an increase of $4.2 million, or 26.1%. This increase was largely due to an increase in personnel costs of $2.7 million (including a $0.8 million increase in stock-based compensation) and an increase of $1.9 million in information technology costs as we continue to expand our infrastructure to support anticipated global growth. The increase was also due to an increase in travel expenses of $0.4 million largely due to the increase in the number of our general and administrative personnel. These increases were offset by a decrease in other general and administrative costs of $0.8 million.

Other Income (Expense), net. Other expense, net was $1.7 million for the three months ended September 30, 2012 compared to other income, net of $0.8 million for the three months ended September 30, 2011. During the three months ended September 30, 2012, we had foreign exchange losses of $1.7 million and during the three months ended September 30, 2011, we had foreign exchange gains of $0.7 million and net interest income of $0.1 million.

Benefit (Provision) for Income Taxes. The effective tax rate for the three months ended September 30, 2012 was a benefit of 104.4% compared to a provision of 58.4% in the prior-year period. Our benefit for income taxes for the period is based on our estimated annual effective tax rate adjusted for the recognition of discrete items. Our estimated annual effective tax rate principally includes foreign income taxed at the local jurisdictions rates and the recognition of certain valuation allowances. We operate in an international environment with significant operations in various locations outside the U.S.; accordingly the consolidated income tax rate is a composite rate reflecting our income (loss) and the applicable tax rate in the various locations where we operate. During the three months ended September 30, 2012 and 2011, our Swedish operations had a significant impact on our effective tax rate, as our intellectual property is held by our Swedish holding company, QlikTech International AB (“QTIAB”), which results in a significant portion of our pre-tax income (loss) being taxed at the Swedish corporate tax rate.

Due to the relative difference in the projected annual distribution of income and losses in jurisdictions in which we operate compared to our actual results for the three months ended September 30, 2012, including the recognition of certain discrete items in the quarter, and due to incurred losses in a jurisdiction for which the tax benefit cannot be recognized, the year-to-date effective rate differs significantly from our projected full year effective rate. Our effective tax rate is also impacted significantly by non-deductible share-based compensation earned in various jurisdictions. As of September 30, 2012, we project a full year effective tax rate of approximately 81%, compared to the quarter-to-date effective tax rate of 104.4%. As the projection and distribution of income changes throughout 2012, the year-to-date effective rate will change from quarter to quarter.

The income tax benefit for the three months ended September 30, 2012 is attributable to our subsidiary, QTIAB, which generated a pre-tax loss during the period. We believe that the analysis of positive and negative evidence, including a three-year cumulative profit and projected taxable income for future periods, provides a basis to record the related income tax receivable included within current assets on the consolidated balance sheet as of September 30, 2012. With the exception of QTIAB, and our consolidated group of U.S. entities (“U.S. Entities”), all other entities were profitable for the three months ended September 30, 2012. In addition, with the exception of the U.S. Entities and QTIAB, all entities are expected to be profitable for the year ending December 31, 2012. A full valuation allowance has been recorded against the deferred tax assets of the U.S. Entities as of September 30, 2012 based upon the negative evidence of a three-year cumulative loss and projected losses for 2012.

Comparison of the Nine Months Ended September 30, 2012 and 2011

Revenue

The following table sets forth revenue by source:

	Nine Months Ended September 30,
	2012		2011
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period to Period Change
	(unaudited) (dollars in thousands)
Revenue:
License revenue	$145,172	57.8%	$128,751	60.5%	$16,421	12.8%
Maintenance revenue	85,589	34.1%	64,148	30.2%	21,441	33.4%
Professional services revenue	20,291	8.1%	19,666	9.3%	625	3.2%

Total revenue	$251,052	100.0%	$212,565	100.0%	$38,487	18.1%

Revenue was $251.1 million for the nine months ended September 30, 2012 compared to $212.6 million for the nine months ended September 30, 2011, an increase of $38.5 million, or 18.1%. The increase in revenue from the prior year period was primarily driven by revenue growth in the Americas (includes North America and South America), the United Kingdom, Rest of World (includes Asia-Pacific, Middle East and Africa) and the German region (includes Germany, Austria and Switzerland), which grew by 22%, 31%, 36% and 15%, respectively, and contributed an incremental $32.3 million in total revenue. License revenue grew by approximately $16.4 million, or 12.8% for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. There was no material difference in the pricing for our product during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2012. Revenue growth was achieved primarily due to volume growth as more customers acquired our product for the first time, along with additional license purchases by our existing customers. In addition, during the nine months ended September 30, 2012, we closed 281 contracts that had total license and first year’s maintenance exceeding $100,000, compared to 291 contracts for the same period last year. Amounts invoiced to existing customers during the nine months ended September 30, 2012 represented a larger share of total billings, approximately 76%, resulting from our “land and expand” sales strategy. During the nine months ended September 30, 2011, amounts invoiced to existing customers represented approximately 67% of total billings. Billings from our indirect partner channel for license and first year maintenance were 58% and 52% of total license and first year maintenance billings for the nine months ended September 30, 2012 and 2011, respectively. Maintenance revenues grew by approximately 33.4% in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 driven by an increase in our customer base and annual maintenance renewal rates of greater than 85%. Professional services revenue grew by 3.2% in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 due to growth in consulting and training revenue, resulting from an increase in our customer base. The total revenue growth in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 may not be indicative of our future revenue growth, if any.

Cost of Revenue and Gross Profit

The following table sets forth cost of revenue and gross profit for each revenue source:

	Nine Months Ended September 30,
	2012		2011
	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Period to Period Change
	(unaudited) (dollars in thousands)
Cost of Revenue:
Cost of license revenue	$2,547	1.8%	$2,610	2.0%	$(63)	-2.4%
Cost of maintenance revenue	6,049	7.1%	5,114	8.0%	935	18.3%
Cost of professional services revenue	20,437	100.7%	17,559	89.3%	2,878	16.4%

Total cost of revenue	$29,033	11.6%	$25,283	11.9%	$3,750	14.8%

Gross Profit:
License revenue	$142,625	98.2%	$126,141	98.0%	$16,484	13.1%
Maintenance revenue	79,540	92.9%	59,034	92.0%	20,506	34.7%
Professional services revenue	(146)	-0.7%	2,107	10.7%	(2,253)	-106.9%

Total gross profit	$222,019	88.4%	$187,282	88.1%	$34,737	18.5%

Cost of revenue was $29.0 million for the nine months ended September 30, 2012 compared to $25.3 million for the nine months ended September 30, 2011, an increase of $3.8 million, or 14.8%. Cost of license revenue did not materially change for the nine months ended September 30, 2012 compared to same period in 2011. Cost of license revenue largely consists of referral fees paid to third parties in connection with software license sales and the amortization of intangible assets due to the acquisition of Expressor. Referral fees decreased $0.4 million and amortization of intangible assets increased $0.4 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 due to the acquisition of Expressor. Cost of maintenance revenue increased $0.9 million for the nine months ended September 30, 2012 as compared to the same period in 2011. In anticipation of continued growth in our current customer base, we increased headcount in our support organization which increased personnel costs by $1.0 million (including a $0.2 million increase in stock-based compensation) offset by a decrease in other cost of maintenance revenue of $0.1 million for the nine months ended September 30, 2012 as compared to the same period in 2011. Cost of professional services revenue increased by $2.9 million in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 largely due to increased personnel costs of $3.8 million (including a $0.4 million increase in stock-based compensation) offset by a decrease in consulting and other cost of professional services of $0.9 million. The increase in our total gross margin during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 may not be indicative of our future gross margin.

Operating Expenses

The following table sets forth operating expenses as a percentage of revenue:

	Nine Months Ended September 30,
	2012		2011
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period to Period Change
	(unaudited) (dollars in thousands)
Operating expenses:
Sales and marketing	$147,982	58.9%	$129,057	60.7%	$18,925	14.7%
Research and development	25,421	10.1%	18,763	8.8%	6,658	35.5%
General and administrative	60,518	24.1%	46,015	21.6%	14,503	31.5%

Total operating expenses	$233,921	93.2%	$193,835	91.2%	$40,086	20.7%

Sales and Marketing. Sales and marketing expenses increased $18.9 million, or 14.7%, for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, reflecting increased personnel costs related to higher employee headcount and higher variable compensation resulting from increased license revenue. The increase in sales and marketing expenses was primarily attributable to an increase in personnel and commission costs of $18.6 million (including a $4.3 million increase in stock-based compensation) for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. We had an increase in travel expenses of $1.0 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 largely due to the increase in the number of our sales and marketing personnel. In addition, we had an increase in facilities costs of $0.9 million to support international expansion. These increases were offset by decreases in consulting and other sales and marketing costs of $0.9 million and marketing costs of $0.7 million. During the first half of 2011, we formed our European inside sales team, which represented incremental costs of $2.5 million during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Research and Development. Research and development expenses grew by approximately $6.7 million, or 35.5%, during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The increase was attributable to higher personnel costs of $5.0 million (including a $1.0 million increase in stock-based compensation) as a result of the increase in our headcount in research and development, and the acquisition of Expressor, as we seek to further strengthen and enhance our software platform. This increase in personnel costs included the effect of a $0.5 million decrease due to the change in the value of the Swedish kronor as the vast majority of our research and development staff is based in Lund, Sweden. In addition, there was an increase of $1.7 million in other research and development expenses such as facilities and travel related to a larger research and development function.

General and Administrative. General and administrative expenses were $60.5 million for the nine months ended September 30, 2012 compared to $46.0 million for the nine months ended September 30, 2011, an increase of $14.5 million, or 31.5%. This increase was largely due to an increase in personnel costs of $8.0 million (including a $1.7 million increase in stock-based compensation) and an increase of $4.7 million in information technology costs as we continue to expand our infrastructure to support anticipated global growth. In addition, we had an increase in other general and administrative costs of $2.9 million, primarily due to an increase in professional fees. The increase was also due to an increase in travel expenses of $1.1 million largely due to the increase in the number of our general and administrative personnel. These increases were offset by a decrease of $2.2 million due to a lease termination fee incurred in the prior year period related to our previous leased facility in Lund, Sweden.

Other Expense, net. Other expense, net was $3.0 million for the nine months ended September 30, 2012 compared to other expense, net of $0.2 million for the nine months ended September 30, 2011. During the nine months ended September 30, 2012, we had foreign exchange losses of $3.1 million offset by net interest income of $0.1 million. During the nine months ended September 30, 2011, we had foreign exchange losses and other expenses of $0.4 million offset by net interest income of $0.2 million.

Benefit (Provision) for Income Taxes. The effective tax rate for the nine months ended September 30, 2012 was a benefit of 36.6% compared to a benefit of 2.7% in the prior-year period. Our benefit for income taxes for the period is based on our estimated annual effective tax rate adjusted for the recognition of discrete items. Our estimated annual effective tax rate principally includes foreign income taxed at the local jurisdictions rates and the recognition of certain valuation allowances. We operate in an international environment with significant operations in various locations outside the U.S.; accordingly the consolidated income tax rate is a composite rate reflecting our income (loss) and the applicable tax rate in the various locations where we operate. During the nine months ended September 30, 2012 and 2011, our Swedish operations had a significant impact on our effective tax rate, as our intellectual property is held by our Swedish holding company, QTIAB, which results in a significant portion of our pre-tax income (loss) being taxed at the Swedish corporate tax rate.

Due to the relative difference in the projected annual distribution of income and losses in jurisdictions in which we operate compared to our actual results for the nine months ended September 30, 2012, including the recognition of certain discrete items in the quarter, and due to incurred losses in a jurisdiction for which the tax benefit cannot be recognized, the year-to-date effective rate differs significantly from our projected full year effective rate. Our effective tax rate is also impacted significantly by non-deductible share-based compensation earned in various jurisdictions. As of September 30, 2012, we project a full year effective tax rate of approximately 81%, compared to effective tax rate of 36.6% for the nine months ended September 30, 2012. As the distribution of income changes throughout 2012, the year-to-date effective tax rate will change from quarter to quarter.

The income tax benefit for the nine months ended September 30, 2012 is attributable to our subsidiary, QTIAB, which generated a pre-tax loss during the period. We believe that the analysis of positive and negative evidence, including a three-year cumulative profit and projected taxable income for future periods, provides a basis to record the related income tax receivable included within current assets on the consolidated balance sheet as of September 30, 2012. With the exception of QTIAB, and our consolidated group of U.S. Entities, all other entities were profitable for the nine months ended September 30, 2012. In addition, with the exception of the U.S. Entities and QTIAB, all entities are expected to be profitable for the year ending December 31, 2012. A full valuation allowance has been recorded against the deferred tax assets of the U.S. Entities as of September 30, 2012 based upon the negative evidence of a three-year cumulative loss and projected losses for 2012.

Foreign Exchange Rates

We conduct business in our foreign operations in local currencies. Accordingly, our revenue and operating expense results presented above are affected by changes in foreign exchange rates. Income and expense accounts are translated at the average monthly exchange rates during the period. Total revenue for the three months ended September 30, 2012 was negatively impacted by approximately $4.8 million due to the general strengthening of the U.S. dollar relative to the euro, the British pound and the Swedish kronor compared to the same period in 2011. Total cost of revenue and operating expenses for the three months ended September 30, 2012 were positively impacted by approximately $3.5 million due to the general strengthening of the U.S. dollar relative to the euro, the British pound and the Swedish kronor compared to the same period in 2011. Total revenue for the nine months ended September 30, 2012 was negatively impacted by approximately $13.0 million due to the general strengthening of the U.S. dollar relative to the euro, the British pound and the Swedish kronor compared to the same period in 2011. Total cost of revenue and operating expenses for the nine months ended September 30, 2012 were positively impacted by approximately $10.9 million due to the general strengthening of the U.S. dollar relative to the euro, the British pound and the Swedish kronor compared to the same period in 2011.

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

Liquidity and Capital Resources

Since our inception, we have financed our operations through the sale of preferred stock and common stock, cash flows generated by operations and borrowings under debt instruments. As of September 30, 2012, we had cash and cash equivalents totaling $193.1 million, net accounts receivable of $75.0 million and $178.8 million of working capital. Our cash and cash equivalents held domestically were $107.7 million as of September 30, 2012. We believe that our cash and cash equivalents balances in the U.S. are currently sufficient to fund our U.S. operations. As of September 30, 2012, cash and cash equivalents held by foreign subsidiaries were $85.4 million, which include undistributed earnings of foreign subsidiaries indefinitely invested outside of the U.S. of $31.6 million. Except as required under U.S. tax law, we do not accrue for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to continue to invest such undistributed earnings outside of the U.S. If these funds are needed for our operations in the U.S., we would be required to accrue and, subsequent to the full utilization of our existing net operating loss carryforwards, pay U.S. taxes to repatriate these funds.

Our capital expenditures for the nine months ended September 30, 2012 were $7.6 million, comprised primarily of additional leasehold improvements, furniture and fixtures and computer equipment. In addition, during the nine months ended September 30, 2012, we acquired all of the outstanding shares of Expressor which resulted in a cash expenditure of approximately $10.8 million.

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

The following table shows selected balance sheet data as well as our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	September 30, 2012	December 31, 2011
	(unaudited)
	(dollars in thousands)
Cash and cash equivalents	$193,111	$177,413
Accounts receivable, net	75,002	111,710
Deferred revenue, including current portion	66,515	67,116
Working capital	178,817	182,020

	Nine Months Ended September 30,
	2012	2011
	(unaudited) (dollars in thousands)
Cash flow activities
Net cash provided by operating activities	$25,432	$10,994
Net cash used in investing activities	(18,441)	(6,473)
Net cash provided by financing activities	7,448	7,244

Cash and Cash Equivalents

Our cash and cash equivalents at September 30, 2012 were held for working capital purposes and were invested primarily in bank deposits and money market accounts having less than 90 day maturities. We do not enter into investments for trading or speculative purposes. These balances could be impacted if the underlying depository institutions or the guarantors fail or could be subject to adverse conditions in the financial markets. We can provide no assurances that access to our funds will not be impacted by adverse conditions in the financial markets.

Cash Flows

Operating Activities

Net cash provided by operating activities was $25.4 million for the nine months ended September 30, 2012. We incurred non-cash expenses totaling $21.2 million for the nine months ended September 30, 2012. Non-cash expenses primarily consisted of stock-based compensation expense, provisions for bad debt, unrealized foreign currency gains and losses and depreciation and amortization expense. In addition, we incurred an excess tax benefit from stock-based compensation of $3.3 million for the nine months ended September 30, 2012.

The change in certain assets and liabilities resulted in a net source of cash of $16.9 million for the nine months ended September 30, 2012. Net cash provided by operating activities is driven by sales of our products. Collection of accounts receivable from the product sales is a significant component of our cash flows from operating activities, as is the change in deferred revenue related to these sales. In addition, net cash provided by operating activities reflects income tax payments made of $6.3 million.

Net cash provided by operating activities was $11.0 million for the nine months ended September 30, 2011. We incurred non-cash expenses totaling $10.0 million for the nine months ended September 30, 2011. Non-cash expenses primarily consisted of stock-based compensation expense, provisions for bad debt, change in the fair value of warrants, unrealized foreign currency gains and losses, and depreciation and amortization expense.

The change in certain assets and liabilities resulted in a net source of cash of $7.6 million for the nine months ended September 30, 2011. Net cash provided by operating activities is driven by sales of our software offerings. Collection of accounts receivable from the sales of our software offerings is a significant component of our cash flows from operating activities, as is the change in deferred revenue related to these sales. In addition, net cash provided by operating activities includes income tax payments made of $13.0 million.

Investing Activities

Net cash used in investing activities was $18.4 million for the nine months ended September 30, 2012. During the nine months ended September 30, 2012, we acquired Expressor which resulted in a use of cash of approximately $10.8 million. In addition, cash used in investing activities for the nine months ended September 30, 2012 included $7.6 million for capital expenditures related to leasehold improvements and computer equipment as we continued to expand our infrastructure and workforce. During the nine months ended September 30, 2012, we began to occupy a new office in Winnersh, United Kingdom. Our capital expenditures during the nine months ended September 30, 2012 related to this new office were approximately $2.2 million for leasehold improvements and computer equipment.

Net cash used in investing activities was $6.5 million for the nine months ended September 30, 2011. Cash used in investing activities for the nine months ended September 30, 2011 was primarily for capital expenditures related to leasehold improvements and computer equipment as we expanded our infrastructure and workforce.

Financing Activities

Net cash provided by financing activities was $7.5 million for the nine months ended September 30, 2012. Net cash provided by financing activities resulted from an excess tax benefit from stock-based compensation of $3.3 million and the proceeds from the exercise of common stock options of $4.7 million. These proceeds were offset by payments on contingent consideration of $0.2 million for the achievement of certain financial targets related to the acquisition of Syllogic Corporation in January 2010 and payments under one of our subsidiary’s line of credit of $0.3 million during such period.

Net cash provided by financing activities was $7.2 million for the nine months ended September 30, 2011. Net cash provided by financing activities resulted from the proceeds from the exercise of common stock options of $7.2 million and borrowings under our subsidiary’s line of credit of $0.2 million during such period. These proceeds were offset by payments on contingent consideration of $0.2 million for the achievement of certain financial targets related to the acquisition of Syllogic Corporation in January 2010.

Non-GAAP Financial Measures

We use measures of non-generally accepted accounting principles (“Non-GAAP”) income (loss) from operations, Non-GAAP net income (loss), Non-GAAP net income (loss) per basic and diluted common share and constant currency. We believe that the Non-GAAP financial information provided can assist investors in understanding and assessing our on-going core operations and prospects for the future. This Non-GAAP financial information provides an additional tool for investors to use in comparing our financial results with other companies in our industry, many of which present similar Non-GAAP financial measures to investors. In addition, we believe that these Non-GAAP financial measures are useful to investors because they allow for greater transparency into the indicators used as a basis for our internal budgeting and operational decision making.

For the three and nine months ended September 30, 2012 and 2011, Non-GAAP income from operations is determined by taking income (loss) from operations and adding back stock-based compensation expense, employer payroll taxes related to stock transactions, amortization of intangible assets and lease termination costs. Non-GAAP net income is determined by taking income (loss) before (benefit) provision for income taxes and adding back stock-based compensation expense, employer payroll taxes on stock transactions, amortization of intangible assets, lease termination costs and the result is tax affected at an estimated long-term effective tax rate of 32%. We believe that our Non-GAAP adjustments provide useful information to both management and investors for the following reasons:

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

• Amortization of intangible assets. A portion of the purchase price of our acquisitions is generally allocated to intangible assets, such as intellectual property, and is subject to amortization. However, we do not acquire businesses on a predictable cycle. Additionally, the amount of an acquisition’s purchase price allocated to intangible assets and the term of its related amortization can vary significantly and are unique to each acquisition. Therefore, we believe that the presentation of Non-GAAP financial measures that adjust for the amortization of intangible assets provides investors and others with a consistent basis for comparison across accounting periods.

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

The following is a reconciliation of Non-GAAP income from operations, Non-GAAP net income and Non-GAAP net income per common share to the most comparable U.S. generally accepted accounting principles (“U.S. GAAP”) measure for the periods indicated (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Reconciliation of Non-GAAP income from operations:
GAAP income (loss) from operations	$(1,770)	$2,057	$(11,902)	$(6,553)
Stock-based compensation expense	5,515	2,859	13,963	6,359
Employer payroll taxes on stock transactions	119	314	1,849	2,114
Amortization of intangible assets	401	—	401	—
Lease termination costs	—	—	—	2,236

Non-GAAP income from operations	$4,265	$5,230	$4,311	$4,156

Reconciliation of Non-GAAP net income:
GAAP net income (loss)	$151	$1,207	$(9,426)	$(6,578)
Stock-based compensation expense	5,515	2,859	13,963	6,359
Employer payroll taxes on stock transactions	119	314	1,849	2,114
Amortization of intangible assets	401	—	401	—
Lease termination costs	—	—	—	2,236
Income tax adjustment (1)	(4,426)	(248)	(5,865)	(1,445)

Non-GAAP net income	$1,760	$4,132	$922	$2,686

Reconciliation of Non-GAAP income (loss) per share:
Non-GAAP net income per common share—basic	$0.02	$0.05	$0.01	$0.03

Non-GAAP net income per common share—diluted	$0.02	$0.05	$0.01	$0.03

GAAP net income (loss) per common share—basic	$0.00	$0.01	$(0.11)	$(0.08)

GAAP net income (loss) per common share—diluted	$0.00	$0.01	$(0.11)	$(0.08)

Non-GAAP weighted average number of common shares outstanding—basic	85,655,059	83,171,163	85,236,449	81,391,156

Non-GAAP weighted average number of common shares outstanding—diluted	88,132,646	87,634,196	87,718,320	85,826,880

GAAP weighted average number of common shares outstanding—basic	85,655,059	83,171,163	85,236,449	81,391,156

GAAP weighted average number of common shares outstanding—diluted	88,132,646	87,634,196	85,236,449	81,391,156

(1)	Income tax adjustment is used to adjust the U.S. GAAP benefit for income taxes to a Non-GAAP benefit or provision for income taxes utilizing an estimated long-term tax rate of 32%.

The following table reflects the impact of changes in foreign currency exchange rates from the prior year periods on the reported amounts of total revenue for the three and nine months ended September 30, 2012. To determine the revenue growth rates on a constant currency basis for the three and nine months ended September 30, 2012, revenue from entities reporting in foreign currencies was translated into U.S. dollars using the comparable prior year period’s foreign currency exchange rates.

	Three months ended September 30,			Nine Months ended September 30,
	2012	2011	% change	2012	2011	% change
	(unaudited)			(unaudited)
Constant currency reconciliation:
Total revenue, as reported	$86,096	$75,504	14%	$251,052	$212,565	18%
Estimated impact of foreign currency fluctuations			6%			6%

Total revenue constant currency growth rate			20%			24%

Contractual Obligations and Commitments and Off-Balance Sheet Arrangements

In June 2012, we entered into a software licensing agreement with a third party vendor. The minimum term of the agreement continues through June 30, 2017. During the nine months ended September 30, 2012, we made an initial payment of $0.6 million pursuant to the agreement. Additional payments totaling $5.5 million are payable under this software licensing agreement through December 2016.

There have been no other material changes to our contractual obligations from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

We had no off-balance sheet arrangements, as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K, as of September 30, 2012 and December 31, 2011.

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

Interest Rate Sensitivity

We had cash and cash equivalents of $193.1 million at September 30, 2012 and $177.4 million at December 31, 2011. We held these amounts primarily in cash or money market funds.

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

Foreign exchange risk exposures arise from transactions denominated in a currency other than our functional currency and from foreign denominated revenue and profit translated into U.S. dollars. Approximately 69% and 68% of our operating revenues for the nine months ended September 30, 2012 and 2011, respectively, were earned in foreign denominated currencies other than the U.S. dollar. The principal foreign currencies in which we conduct business are the euro, the Swedish kronor and the British pound. The translation of currencies in which we operate into the U.S. dollar may affect our consolidated revenues and gross profit margins as expressed in U.S. dollars. We seek to manage our foreign exchange risk in part through operational means, including managing same-currency revenues in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, changes in those currencies relative to the U.S. dollar will impact our revenues and expenses. If the U.S. dollar weakens against a specific foreign currency, our revenues will increase having a positive impact on net income (loss), and our overall expenses will increase, having a negative impact on net income (loss). Likewise, if the U.S. dollar strengthens against a specific foreign currency, our revenues will decrease having a negative impact on net income (loss), and our overall expenses will decrease, having a positive impact on net income (loss). Therefore, significant shifts in foreign currencies can impact our short-term results, as well as our long-term forecasts and targets.

Our actual future gains and losses may differ materially due to the inherent limitations with the timing and amount of changes in foreign currency exchange rates and our actual exposure and positions.

Item 4. Controls and Procedures

Evaluation of Disclosure and Control Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d and 15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information require to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriated to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act) occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Our intellectual property is an essential element of our business. We own registered trademarks for the “Qlik” and “QlikView” name. We rely on a combination of copyright, trademark, trade dress and trade secrecy laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights both domestically and abroad. These laws, procedures and restrictions provide only limited protection. As of September 30, 2012, we had six issued U.S. patents and had seven pending applications for U.S. patents. In addition, as of September 30, 2012, we had 19 issued and 15 pending applications for foreign patents. Any future patents issued to us may be challenged, invalidated or circumvented. Any patents that might be issued in the future, with respect to pending or future patent applications may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. We endeavor to enter into agreements with our employees and contractors and with parties with whom we do business in order to limit access to and disclosure of our proprietary information.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2012, furnished in XBRL (eXtensible Business Reporting Language)).

*	The certification attached as Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 2, 2012.

QLIK TECHNOLOGIES INC.

By:	/s/ LARS BJÖRK
Lars Björk President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ WILLIAM G. SORENSON
William G. Sorenson Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ DENNIS E. JOHNSON
Dennis E. Johnson
Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2012, furnished in XBRL (eXtensible Business Reporting Language)).

*	The certification attached as Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.