Form 10-K
period 2012-12-31
QLIK TECHNOLOGIES INC
filed 2013-02-26
CIK 1305294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended December 31, 2012

Or

☐	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

Commission File Number 001-34803

Qlik Technologies Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-1643718
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 N. Radnor Chester Road, Suite E-220 Radnor, Pennsylvania (Address of principal executive offices)	19087 (Zip Code)

(888) 828-9768

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, $0.0001 par value	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates of the registrant was approximately $1.6 billion based on the number of shares held by non-affiliates and based on the last reported sale price of the registrant’s common stock on the NASDAQ Stock Market LLC. For purposes of this disclosure, shares of common stock held by persons who held more than 10% of the outstanding shares of common stock at such time and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of February 15, 2013, there were 86,402,924 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement to be used in connection with the registrant’s 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated. That Proxy Statement will be filed within 120 days of registrant’s fiscal year ended December 31, 2012.

i

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, except for historical financial information contained herein, contains forward-looking statements, including, but not limited to, statements regarding the value and effectiveness of our products, the introduction of product enhancements or additional products and our growth, expansion and market leadership, that involve risks, uncertainties, assumptions and other factors which, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements containing the words “predicts,” “plan,” “expects,” “focus,” “design,” “anticipates,” “believes,” “goal,” “target,” “estimate,” “potential,” “may,” “will,” “might,” “momentum,” “could,” “seek” and similar words. We intend all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected in such statements due to various factors, including but not limited to:

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

For the years ended December 31, 2012, 2011 and 2010, our revenue was $388.5 million, $320.6 million and $226.5 million, representing year-over-year growth of 21% in 2012 and 42% in 2011. In addition, we generated income from operations of $14.6 million, $19.7 million and $27.6 million for the years ended December 31, 2012, 2011 and 2010. For the years ended December 31, 2012 and 2011, software license revenue and maintenance revenue comprised 92% of our total revenue and professional services revenue comprised 8% of our total revenue. For the year ended December 31, 2010, software license revenue and maintenance revenue comprised 90% of our total revenue and professional services revenue comprised 10% of our total revenue.

We currently operate in one business segment, namely, the development, commercialization and implementation of software products and related services. See Note 11 to our consolidated financial statements, Business and Geographic Segment Information, for information regarding our business and the geographies in which we operate. We have a diversified distribution model that consists of a direct sales force, a partner network of solution providers (or resellers), original equipment manufacturers (“OEM”) relationships and system integrators.

Who Uses QlikView?

Our customer base consisted of approximately 27,000 active customers as of December 31, 2012. QlikView addresses the needs of a diverse range of customers from small businesses to middle market customers to large enterprises such as Alliance Healthcare France, Avebe Group, Bell Helicopter, Cardinal Health, Colgate Palmolive Russia, Columbia University, Crossrail Limited, For Eyes Optical, Informatique Banque Populaire, Japan Steel Works, London Borough of Camden, London City Airport, Mazda North America, Moen Incorporated, NASDAQ-OMX, National Institutes of Health, Nationwide Mutual Insurance, NetConnect Germany GmbH & Co. KG, New York City Department of Design and Construction, Rockford Health System, Textron Systems Corporation, Toshiba America, Toyota Motor Corporation Australia, University of Exeter and Westminster City Council. We have customers in over 100 countries and approximately 72% of our revenue for the year ended December 31, 2012 was derived internationally.

QlikView empowers business users with sophisticated analytic capabilities delivered through an easy-to-use, intuitive user interface. Unlike traditional BI tools, which typically require advanced programming by information technology (“IT”) professionals to create static data reports, or visualization tools, which typically require business analysts to create specialized views of data, QlikView allows business users to search and navigate through data associatively, uncovering new insights and looking at data in new ways. Our user experience is designed to extend insight creation to any business user as part of our goal to drive QlikView usage and adoption throughout the organization.

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

•	Pharmaceutical Sales Representative — uses QlikView on an iPad to access current industry sales trends and doctor prescription history while on a sales call with a busy physician

•	Chief Information Officer — uses QlikView to analyze IT spending and budget information to identify opportunities for cost savings and service level improvement

•	Police Sergeant — uses QlikView to maintain a consolidated view of crime levels and optimize staffing allocations to dispatch police into high crime areas

What Differentiates QlikView?

Most BI products can help people answer questions that are understood in advance. In contrast, the QlikView Business Discovery Platform is designed to enable users to explore live data, and uncover insights they can use to see hidden trends, make discoveries and solve problems in new ways. QlikView empowers non-technical users to explore data freely, with just clicks, learning at each step along the way and coming up with next steps based on those findings.

Three main factors, when taken together, enable QlikView to address this challenge:

•

Patented core technology. At the heart of QlikView is our patented core technology, which generates views of information for non-technical users as needed. This does not require development of reports or visualizations by those users – users just click and learn. Every time a user clicks, the QlikView engine responds, updating every object in the application, or app, with a newly calculated set of data and visualizations specific to the user’s latest selections.

•

The associative experience. Unlike traditional BI tools that only offer pre-defined drill paths and interactions, QlikView allows a user to explore data in an ad hoc manner. The QlikView engine automatically manages all the relationships in the data and presents information to the user using a “green/white/gray” metaphor. Selections are highlighted in green, associated data is represented in white, and excluded (unassociated) data appear in gray. This instant feedback encourages users to think of new questions and continue on their path of exploration and discovery. Users are given guidance to lead them down a relevant path, without limiting them to a pre-defined one.

•

Collaboration and mobility. QlikView further drives flexibility and value by enabling users to incorporate people and place, in addition to data, into decision making. Users can communicate with each other in the context of their decision making through annotations, real-time collaborative sessions and shared bookmarks. The full set of QlikView capabilities, including the associative experience and collaboration, are available on most mobile devices. With QlikView, people can ask and answer their questions and follow-up questions, with their colleagues, wherever they are.

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

Trends Driving Adoption of Business Intelligence and Data Analytics Solutions

The use and importance of BI and data analytics software within organizations of all sizes has increased significantly for several reasons, including:

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

Disparate Data Systems. In today’s highly competitive marketplace, companies are expanding operations through geographic diversification, acquisitions and partnerships. These strategic activities can result in a complex web of infrastructure and software systems within an organization. In addition, organizations are more closely integrating their systems with those of their customers, partners and suppliers and adopting new software applications to improve organizational efficiency. As a result, organizations are storing large amounts of data in various repositories across an extended network which creates significant data aggregation challenges. To address these challenges, organizations often deploy tools including sophisticated data integration software, purpose-built data warehouses and BI platforms, to aggregate, synchronize and analyze this disparate business data.

Increasing Computer Memory and Processing Power. The amount of available read-only memory (“ROM”) per computer has increased exponentially. It is currently possible to purchase servers with as much as 512 gigabytes of ROM, whereas as recently as 2005, most servers had only four gigabytes of ROM. This increase in available memory has made it practical to move data storage from disk directly into ROM. At the same time, the use of multi-core central processing units (“CPUs”) has become pervasive, resulting in increased processing power and speed.

Decentralized Decision-Making and a Drive Toward Innovation. We believe many organizations are shifting towards decentralized decision-making in order to more efficiently respond to rapidly changing industry trends and competitive threats and to improve their ability to innovate. This shift has created the need for data analysis tools that support employees at all levels of the organization as they assume more responsibility for making critical and time-sensitive business decisions.

A Mobile Workforce. We believe rapid growth in adoption of computer tablets like the Apple iPad, and the widespread availability of simple yet robust personal software applications, has increased demand from business users for intuitive analytical tools to help make faster and better decisions.

The Empowered Consumer. Business users’ expectations for business software have changed dramatically during the last decade. For example, applications from Google and Apple invite users to click on an icon, interact with a simple, friendly interface and become instantly productive. The search bar, status box, “like” button and multi-touch screen have transformed the way people explore, consume and share information. Today, people want the same ease of use and high relevance from their business tools as they get from their consumer tools at home or on their mobile devices. We believe the role of IT departments is evolving from one of a gatekeeper to a role of enabling user self-service.

Other Software Tools May Not Meet Customer Needs

Although organizations are increasing their adoption of BI and data analytics tools, we believe that both traditional tools and newer data visualization tools are inadequate to meet the needs of business users because of the following limitations:

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

Traditional Business Intelligence Solutions Are Slow to Deliver Value. Traditional BI solutions have become complex product “stacks” that combine multiple disparate products into a single “solution.” Due to the complexities and overhead of these large stacks, we believe that a typical BI implementation takes twelve to eighteen months, or more. By that time the business, and the business user requirements, may have significantly evolved or changed, resulting in an extensive queue of user requests to update and revise reports or dashboards. Even simple changes can take weeks or months to implement resulting in a solution that we believe is always a few steps behind the business user’s requirements.

Substantial Total-Cost-of-Ownership. Organizations incur significant hardware, software license and maintenance and professional services costs to deploy and maintain traditional BI solutions. We estimate that the cost of developing and maintaining BI and data warehouse applications is about three to five times the cost of the software. These initial and ongoing costs result in a substantial total-cost-of-ownership for many traditional BI applications. In addition, most providers of traditional BI tools rely upon software maintenance fees and professional services revenue for a large portion of their total revenue, and thus, we believe have little incentive to migrate to a more customer friendly license-based model or to solutions that are simple to install and easy-to-use.

Spreadsheets Not Suited to Data Exploration and Analysis and Lack Reliability. Spreadsheets have been widely adopted by business users for data analysis because they are readily available. For example, Microsoft Excel comes standard with most new laptops. However, spreadsheets are general purpose business productivity tools designed for data input and calculation. The performance, utility and manageability of spreadsheets decline when users analyze large data sets or perform real-time, dynamic calculations. Spreadsheets are often shared and edited by numerous parties, resulting in multiple versions of similar material. This lack of version control causes inconsistencies in analysis, an inability to audit workflows and significant data reliability challenges. Furthermore, spreadsheets lack sophisticated data security features and can cause a number of data security challenges given that they can be easily shared via email or detachable storage drives.

Data Visualization Tools Do Not Meet IT Requirements. The newer breed of data visualization tools offer data analysts easier, and less complex tools for creating compelling data visualizations. However, these tools require more technical sophistication than the typical business user possesses, and delivers a business user experience that may be visually appealing, but is quite limited in scope. Business users still need to go back to the data analysts or IT staff whenever new views need to be created, limiting the ability for the business user to uncover new insights, or follow their own paths to discovery.

Our Solution: The QlikView Business Discovery Platform

QlikView has led a shift in the BI market towards user-driven solutions. One particular IT research and advisory company describes the new user-driven segment of the BI platforms market as “data discovery”. We call it Business Discovery to reflect who uses QlikView, what they do with it and the value they get from it. Business Discovery is user-driven BI that enables people to create and share knowledge and analysis in groups and across organizations. Our Business Discovery platform helps users ask and answer their own stream of questions and follow their own path to insight on their own and in teams and groups. Our Business Discovery platform is designed to deliver:

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

An App Model. We believe most organizations would prefer to avoid the cost and limited value of deploying and managing monolithic business applications. Our Business Discovery platform empowers users of varying skill levels to contribute to the creation and deployment of straightforward, purpose-built, intuitive apps that can be more easily reused and discarded when no longer needed. We believe that our apps are easy to modify and share and can enable innovation to flourish at the edges of the organization and spread inward.

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

Low Risk Rapid Product Adoption. To facilitate adoption of our platform, we offer, QlikView Personal Edition, a downloadable, easy-to-install, full-featured version of QlikView for individual use free-of-charge. QlikView Personal Edition can be used for an unlimited period of time and provides all the functionality of QlikView Desktop except for the ability to share QlikView apps with others. We allow our customers to purchase licenses in the way that best meets their needs. This provides the flexibility organizations desire when evaluating software purchases.

“Land and Expand” Customer Approach. We seek to initially “land” within the organization of a new customer by enabling specific business users or departments to meet a business need. After demonstrating the value of our solution to those initial adopters, we work to “expand” the use of our solution across the organization by targeting other business units, geographies and use cases. Our customer penetration strategy is focused on creating a loyal user base that promotes adoption through tangible results and word-of-mouth marketing to facilitate incremental sales.

Globally Diversified Distribution Model. We seek to maximize the reach of the QlikView Business Discovery platform by employing a multi-pronged sales approach that leverages a direct sales force and partner network which includes solution providers, OEM relationships and systems integrators. We typically enter new markets through partnerships and solution provider agreements to minimize cost and risk while we assess demand in the new market. For example, we successfully grew our initial sales in Spain, France, India and the United Kingdom without maintaining a local direct sales office and plan to use this strategy to target additional international regions. As of December 31, 2012, we had distribution capabilities in over 100 countries and a network of over 1,500 channel partners worldwide to help generate demand for QlikView.

Community-Based Marketing and Support. The user-driven culture and collaboration of our user community, called QlikCommunity, begins within QlikTech and extends out to broader communities within our customers’ organizations, further driving the QlikView brand. This community of approximately 91,000 registered users as of December 31, 2012 promotes the use of our software within customer and partner organizations, as well as from one organization to another. We utilize the QlikCommunity to provide low-cost support and obtain valuable insights used by our product management team for product development. QlikCommunity provides our members with a low-cost, user-friendly product support resource that includes discussion forums where they can share their QlikView experiences and to find answers to questions about the product and its features; user groups based on location, industry and job function; blogs written by our employees; an opportunity to submit, rate, and review product ideas; and user-generated content, including best practices, how-to’s, and documentation.

Our Growth Strategy

Our mission is “Simplifying Decisions for Everyone, Everywhere.” To that end, we aim to make QlikView the primary platform on which business users in organizations of all sizes and shapes make decisions. The key elements of our growth strategy include:

Increase Our Global Market Penetration. We intend to expand our presence in targeted geographies by growing our direct sales force and global partner network. We began our operations in Sweden, have established a substantial foothold in Western Europe and continue to expand globally. We intend to increase our presence in North America by continuing to expand our direct sales force and grow our indirect channel in the region. We also seek to enter new international markets by establishing distribution partnerships to drive sales. We are leveraging our prior experience in Europe with distribution partners and master solution providers to further penetrate international regions, such as the United States (“U.S.”), Japan, Australia, Russia and Brazil.

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

Expand Our OEM Alliances and Strategic Relationships. We believe we have a significant opportunity to expand the use of QlikView through our OEM relationships, which accounted for approximately 7% of our total billings in 2012, as well as through other distribution relationships. We have an ongoing effort to increase our number of OEM alliances with other independent software vendors that license our technology to embed within and enhance their solutions. In addition, we seek to grow the number of relationships with systems integrators and consultants and to use this channel to generate additional inbound customer prospects.

Expand the Adoption of Business Discovery. We have been a pioneer in what we call Business Discovery, or user driven BI. We plan to enhance our current platform by adding new functionality that extends our analytics, visualization and search capabilities to broader use cases. Today, BI is primarily used for internally focused decision-making by data analysts and other quantitative professionals. Due to its capabilities, QlikView can be extended to adjacent areas where data-driven decisions are critical, including web site navigation, content search and information management, external data communication, product configuration and e-commerce applications.

Increase Adoption of QlikView with Mobile and Social Business Discovery. QlikView helps people make better business decisions more quickly and easily. QlikView has helped people derive insights from data since we first began shipping software in the late 1990s. The addition of our mobile Business Discovery capabilities in 2009 enabled business users to help make decisions “on location” and derive insights from people being in a particular place at a particular time. We re-launched mobile Business Discovery in 2011 with our support for tablets and smartphones running HTML5 browsers. The HTML5 approach enables us to support a wide variety of mobile devices, and enables our customers to build applications once and deploy them to any platform. With the introduction of our social Business Discovery capabilities in 2011, we now enable users to more easily derive insights not just from data and place but also from people. With annotations and collaborative sessions, users can collaboratively create QlikView apps, communicate with each other in the context of their decision apps, and explore their business data in real time with others.

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

QlikView on-Premise or in the Cloud

We sell on-premise licenses; however, our users have deployed QlikView on-premise or in the cloud. We also have partners that are using QlikView to deliver software-as-a-service (“SaaS”) BI offerings.

QlikView and Big Data

The notion of analyzing large amounts of data is certainly not new in the BI industry, but in recent years the term “Big Data” has come to mean very large data stores, often based on machine-generated content or massive transaction data records that are too large to store and manage using traditional database technologies. QlikView can connect to Big Data stores, whether they are very large data warehouses, such as Teradata, or Hadoop data clusters. In most situations, customers will identify data subsets to solve specific business problems and deploy QlikView apps around these subsets. In situations where users need access to very large data sets, QlikView Direct Discovery provides an ability to connect to a Big Data source from within a QlikView app, and link that to data held in QlikView’s in-memory engine. We believe this provides a solution designed to allow business users to get the interactivity and responsiveness of QlikView with the depth and breadth of data in a Big Data store.

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

QlikView’s Core Technology: the Basics

QlikView primary architectural principles are to provide business user simplicity, iterative development and rapid deployment. In developing our solution, we endeavor to obscure the underlying technical complexity from the user while providing powerful, easy-to-use functionality. In-memory technology is important for BI, since it helps speed performance. The QlikView Business Discovery platform:

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

Connects to Big Data sources in real time as needed. In situations where users wish to view and analyze very large data sets that cannot fit in memory. QlikView Direct Discovery can be used to dynamically connect to a Big Data source, such as Hadoop. This flexibility gives users a “relief valve” to extend the user experience of QlikView beyond simply the data held in-memory.

Maintains associations in the data automatically. QlikView’s inference engine enables our associative experience. This engine maintains the associations among every piece of data in the entire data set used in an application; neither developers nor end users have to maintain the associations. As a result, users are not limited to static reports, pre-determined drill paths or pre-configured dashboards. Instead, they can navigate their data up, down and sideways, exploring it in any way they want.

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

Provides Direct — and Indirect — Search. With QlikView search, users type relevant words or phrases in any order and get associative results. With a global search bar, users can search across the entire data set. With search boxes on individual list boxes, users can confine the search to just that field. Users can conduct both direct and indirect searches.

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

In many cases, business users can build QlikView apps themselves and can often take over maintenance of apps that developers have built. In contrast, traditional BI solutions require IT or specialized users to get involved whenever new questions arise. QlikView is designed to make it easier for business users to remix and reassemble data in new views and create new visualizations for deeper understanding.

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

QlikView Expressor

In June 2012, we acquired expressor software corporation (“Expressor”) to expand the reach and capabilities of the QlikView platform. QlikView Expressor now provides a rich graphical studio for designing and managing data integration for QlikView apps. The product allows designers and developers to centrally define and manage data definitions, transformations and other design artifacts in business terms, thus establishing a comprehensive semantic framework for their QlikView environment. These definitions can be abstracted from specific data sources, insulating the Business Discovery system from changes in the underlying data systems and providing clear visibility into the definitions and usage of data.

Leveraging QlikView Expressor, we introduced the QlikView Governance Dashboard in late 2012, providing tremendous visibility and oversight for IT leaders into their QlikView deployments. The QlikView Governance Dashboard uses QlikView Expressor to capture and integrate metadata about a QlikView deployment into a common data model and QlikView app. IT staff can use this app to understand how QlikView is being used across their organization.

Research and Development

Our research and development (“R&D”) organization is responsible for the design, development, testing and support of our software. Our current R&D efforts are focused on new releases of existing products as well as new products and modules.

As of December 31, 2012, we had 228 people in our R&D organization. Our R&D organization is located in Lund, Sweden and Boston, Massachusetts, with the vast majority of our R&D organization located in Lund, Sweden. The core members of our R&D team have been with our company since as early as 1996. We believe that the tenure of our core development organization provide us with a competitive advantage.

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

We work closely with our customers in developing our products and have designed a flexible product development process that is responsive to customer feedback that we receive throughout the process. Planning for each major release begins with identifying themes for the release. Themes are short statements of intent for one or more releases based on industry trends. The Product Management team then defines the themes further by identifying user scenarios that can be built by the development team, validated with customers and tested as part of the release.

To validate the product during development, specific customers and partners are identified to provide detailed feedback on product design. Then, a broad set of customers and partners are involved in beta testing major releases of QlikView.

Within our operations, we are extensive users of our own product. We install, upgrade and use our product internally in a pre-release and beta state before allowing it to be made generally available. Consequently, this process allows us to identify and resolve many deployment issues prior to making the product available to customers.

Innovation is a critical factor in the success of QlikView, and identifying and incubating innovation is built into our R&D process. The QlikView Labs department continually pushes the boundaries of QlikView, looking for innovative uses of QlikView, or innovative ways to extend the capabilities and value of the platform. We invest time and money in identifying and nurturing new product concepts with the intention of incorporating successful ideas into the platform as new product modules or as entirely new products.

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

Our global partner network includes master resellers, elite resellers and resellers. These partners are authorized to sell licenses and to implement and provide first line support for our software platform. A master reseller is generally appointed to extend geographic sales into a territory where we have no direct sales presence. Designation of elite reseller versus reseller is driven by the amount of sales volume that they derive from the sale of our product. Additionally, we work with global, national and local system integrators and other technological consulting firms who provide complementary skills, domain or industry experience, as well as geographic coverage.

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

As of December 31, 2012, our global partner network was comprised of more than 1,500 partners in over 100 countries. No individual partner represented more than 3% of our revenues in the fiscal years ended December 31, 2012, 2011 or 2010.

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

Global Services

We complement our core product with a complete range of services to ensure successful deployment and usage of QlikView. This includes educational services for clients ramping up and learning about QlikView; maintenance and support, and consulting services to provide in-depth technical assistance for more complex implementations.

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

Maintenance and Support. Our customers generally receive one year of software maintenance and support as part of their initial license of our software platform and have the option to annually renew their maintenance agreements. These annual maintenance agreements provide customers the right to receive unspecified software updates, maintenance releases and patches, and unlimited access to our support services. We provide support from our support offices in Lund, Sweden; Raleigh, North Carolina; Dusseldorf, Germany; Tokyo, Japan; and Sydney, Australia.

Services. Our revenue model is license driven with most deployments requiring limited professional services. We believe that this enables our customers to achieve rapid time-to-value. While the vast majority of implementation projects are conducted by our partners, we have also established a consulting services department to support customers and partners, including larger customers with complex IT environments, with more in-depth technical know-how and best practices about our product including implementation, scripting, user interface design, application development and security management. We also utilize and promote QlikCommunity as a supplemental support resource for our customers.

Customers

As of December 31, 2012, we had approximately 27,000 active customers in over 100 countries. Our customers conduct their respective businesses in numerous industry verticals, including consumer packaged goods, financial services, pharmaceuticals, retail, manufacturing, technology and healthcare. We do not believe our business is substantially dependent on any particular customer as no customer represented more than 2% of our revenue for fiscal years ended December 31, 2012, 2011 or 2010. Our target markets are not confined to certain industries and geographies as we are focused on providing a solution that generally meets the needs of business users.

Brand and Intellectual Property

Our intellectual property is an essential element of our business. We own registered trademarks for the “Qlik,” “QlikTech” and “QlikView” name. We rely on a combination of copyright, patent, trademark, trade dress and trade secrecy laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights both domestically and abroad. These laws, procedures and restrictions provide only limited protection. As of December 31, 2012, we had seven issued U.S. patents and had five pending applications for U.S. patents. In addition, as of December 31, 2012, we had 19 issued and 15 pending applications for foreign patents. Any future patents issued to us may be challenged, invalidated or circumvented. Any patents that might be issued in the future, with respect to pending or future patent applications, may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. We endeavor to enter into agreements with our employees and contractors and with parties with whom we do business in order to limit access to and disclosure of our proprietary information.

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

See Part I, Item 1A of this Annual Report on Form 10-K entitled “Risk Factors” for further discussion regarding our competition.

Culture and Employees

As a global company, we had 1,425 employees as of December 31, 2012, of which 397 were employed in the U.S. and 1,028 were employed outside the U.S. We believe that having a strong company culture and set of values is critical to our success. Our corporate culture provides us with a competitive advantage by supporting our ability to keep our market offering consistent despite a globally diverse employee base. To communicate and reinforce our culture, we have a set of corporate values which provide a framework for guiding employees in implementation of our business model without direct managerial control. Our values are:

•	challenge the conventional

•	move fast, but be thorough

•	open and straightforward

•	take responsibility

•	teamwork yields the best results.

Our values are taught and reinforced from the moment new employees join our company. Shortly after being hired, all employees attend QlikAcademy, a four day training session in Lund, Sweden, to learn our corporate strategy, our organization, our product, our sales model and our cultural values. Our values form the fabric of our work ethic, and we believe they enable us to easily recruit, properly develop and manage our highly talented employees. Our culture encourages innovation and idea generation to address complex technical challenges. In addition, we embrace individual thinking and creativity. Despite our growth, we constantly seek to maintain a small-company feel that promotes interaction and the exchange of ideas among employees. We try to minimize company hierarchy to facilitate meaningful communication among employees at all levels and across all departments. This openness extends to our partners and customers, as well as allowing us to establish strong relationships that contribute to our growth.

Every year since 2000, we have hosted an annual QlikTech summit. This is where we bring together our employees in one location to build cross-border relationships and to facilitate communications. During the summit we update employees on our progress, provide training around new initiatives, host presentations by industry speakers and key customers and allow open interaction between employees from around the world. Our summit is a critical mechanism for promoting consistent and efficient execution of the year’s strategic plan. Having the summit at a single time and in a single location provides our globally distributed organization with an opportunity to share ideas and best practices. We believe that the summit is one of the key elements in maintaining a strong company culture among our employees.

We consider our current relationship with our employees to be good. We are not a party to a collective bargaining agreement with any of our employees.

Company Information and Website

We file annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at Station Place, 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 begin_of_the_skype_highlightingend_of_the_skype_highlighting. Also, the SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

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

We target a global marketplace and compete in a rapidly evolving industry which makes our future operating results difficult to predict. If we are unable to enhance products or acquire new products that respond to rapidly changing customer requirements, technological developments or evolving industry standards, our long-term revenue growth will be harmed.

We target the global business intelligence, or BI, marketplace, which is an industry characterized by rapid technological innovation, changing customer needs, substantial competition, evolving industry standards and frequent introductions of new products, enhancements and services. Any of these factors can render our existing software platform and services obsolete or unmarketable. We believe that our future success will depend in large part on our ability to successfully:

•	support current and future releases of popular hardware, operating systems, computer programming languages, databases and software applications

•	develop new products and product enhancements that achieve market acceptance in a timely manner

•	meet an expanding range of customer requirements.

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

Our operating results have varied in the past and are expected to continue to do so in the future. In addition to other risk factors listed in this “Risk Factors” section, factors that may affect our quarterly operating results, business and financial condition include the following:

•	demand for our software platform and services and the size and timing of orders

•	market acceptance of our current and future products

•	a slowdown in spending on information technology, or IT, and software by our current and/or prospective customers

•	sales cycles and performance of our indirect channel partners and original equipment manufacturers (known as OEMs)

•	budgeting cycles of our current or potential customers

•	the management, performance and expansion of our domestic and international operations

•	the rate of renewals of our maintenance agreements

•	changes in the competitive dynamics of our markets

•	our ability to control and predict costs, including our operating expenses

•	customers delaying purchasing decisions in anticipation of new products or product enhancements by us or our competitors

•	the outcome or publicity surrounding any pending or threatened lawsuits

•	the timing of recognizing revenue in any given quarter as a result of revenue recognition rules

•	the timing and amount of our tax benefits or tax expenses as a result of, among other things, complex tax laws and any changes to such tax laws in the jurisdictions in which we operate

•	an increase in the rate of product returns

•	foreign currency exchange rate fluctuations

•	the seasonality of our business

•	failure to successfully manage or integrate any acquisitions

•	general economic and political conditions in our domestic and international markets.

In addition, we may in the future experience fluctuations in our gross and operating margins due to changes in the mix of our direct and indirect sales, domestic and international revenues, and license, maintenance and professional services revenues.

We may implement changes to our license pricing structure for all of our products including increased prices and modified licensing and maintenance parameters. If these changes are not accepted by our current or future customers, our business, operating results and financial condition could be harmed.

Based upon the factors described above and those described elsewhere in this section entitled “Risk Factors”, we have a limited ability to forecast the amount and mix of future revenues and expenses, which may cause our operating results to fall below our estimates or the expectations of public market analysts and investors.

If new industry standards emerge or if we are unable to respond to rapid technological changes, demand for our software platform may be adversely affected.

We believe that our future success is still dependent in large part on our ability:

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

Our long-term growth depends on our ability to enhance and improve our existing products and to introduce or acquire new products that respond to these demands. The creation of BI software is inherently complex. The development and testing of new products and product enhancements can require significant research and development expenditures. As a result, substantial delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could harm our business, operating results and financial condition. We may not successfully develop and market product enhancements or new products that respond to technological change or new customer requirements. Even if we introduce a new product, we may experience a decline in revenues of our existing products that is not fully matched by the new product’s revenue. For example, customers may delay making purchases of a new product to make a more thorough evaluation of the product, or until industry and marketplace reviews become widely available. In addition, we may lose existing customers who choose a competitor’s product rather than to migrate to our new product. This could result in a temporary or permanent revenue shortfall and harm our business, operating results and financial condition. If we are unable to develop or acquire enhancements to, and new features for, our existing products or acceptable new products that keep pace with rapid technological developments, our products may become obsolete, less marketable and less competitive, and our business will be harmed.

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

Our financial results would suffer if the market for BI software does not continue to grow or if we are unable to further penetrate this market.

Nearly all of our revenues to date have come from sales of BI software and related maintenance and professional services. We expect these sales to account for substantially all of our revenues for the foreseeable future. Although demand for BI software has grown in recent years, the market for BI software applications is still evolving. We cannot be sure that this market will continue to grow or, even if it does grow, that customers will purchase our software platform or services. We have spent, and intend to keep spending, considerable resources to educate potential customers about BI software in general and our software platform in particular. However, we cannot be sure that these expenditures will help our software platform achieve any additional market acceptance or enable us to attract new customers or new users at existing customers. A reduction in the demand for our software platform and services could be caused by, among other things, lack of customer acceptance, weakening economic conditions, competing technologies and services or decreases in software spending. If the market and our market share fail to grow or grow more slowly than we currently expect, our business, operating results and financial condition would be harmed.

Our operating income could fluctuate and may decline as a percentage of revenue as we make further expenditures to expand our operations in order to support additional growth in our business.

We have continued to make significant investments in our operations to support additional growth, such as hiring substantial numbers of new personnel, investing in research and development, investing in new facilities, acquiring other companies or their assets and establishing and broadening our international operations in order to expand our business. We intend to make additional investments in research and development, systems and personnel and to continue to expand our operations to support anticipated future growth in our business. As a result of these investments, our operating income could fluctuate and may decline as a percentage of revenue.

We use indirect channel partners and if we are unable to maintain successful relationships with them, our business, operating results and financial condition could be harmed.

In addition to our direct sales force, we use indirect channel partners, such as distribution partners, value-added resellers, system integrators and OEMs to license and support our software platform. For the year ended December 31, 2012, transactions by indirect channel partners accounted for more than 50% of our total product licenses and first year maintenance billings. We expect to continue to rely substantially on our channel partners in the future.

Our channel partners may offer customers the products of several different companies, including products that compete with ours. Our channel partners generally do not have an exclusive relationship with us; thus, we cannot be certain that they will prioritize or provide adequate resources for selling our products. Divergence in strategy or contract defaults by any of these channel partners may harm our ability to develop, market, sell or support our software platform. In addition, establishing and retaining qualified indirect sales channel partners and training them in our software platform and services requires significant time and resources. In order to develop and expand our distribution channel, we must continue to scale and improve our processes and procedures that support our channel partners, including investment in systems and training. These processes and procedures may become increasingly complex and difficult to manage as we grow our organization.

Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our current and future channel partners and their ability to license and support our software platform. There can be no assurance that our channel partners will continue to cooperate with us when our distribution agreements expire or are up for renewal. If we are unable to maintain our relationships with these channel partners, our business, operating results and financial condition could be harmed. Also, in a number of regions we rely on a limited number of resellers, and our business may be harmed if any of these resellers were to fail to effectively license our software in their specified geographic territories.

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

If we are unable to expand our direct sales capabilities and increase sales productivity, we may not be able to generate increased revenues.

In order to succeed, we must expand our direct sales force to generate increased revenue from new and existing customers. We have and intend to continue to increase our number of direct sales professionals. New hires require training and take time to achieve full productivity. We cannot be certain that recent and future new hires will become as productive as necessary or that we will be able to hire enough qualified individuals in the future. Failure to hire qualified direct sales personnel and increase sales productivity will preclude us from expanding our business and growing our revenue.

As we pursue new enterprise customers, additional OEM opportunities or more complicated deployments, our sales cycle and deployment processes may become more unpredictable and require greater time and expense.

Our sales cycle may lengthen as we pursue new enterprise customers. Enterprise customers may undertake a significant evaluation process in regard to enterprise software which can last from several months to a year or longer. If our sales cycle were to lengthen in this manner, events may occur during this period that affect the size or timing of a purchase or even cause cancellations, and this may lead to more unpredictability in our business and operating results. Additionally, sales cycles for sales of our software platform to OEMs tend to be longer, ranging from three to 12 months or more, and may involve convincing a partner’s entire organization that our software platform is the appropriate software for its applications. We may spend substantial time, effort and money on our sales efforts without any assurance that our efforts will produce any sales. We may spend substantial time, effort, and money in our sales efforts without being successful in generating any sales. In addition, product purchases by large enterprises are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing, and other delays. Finally, large enterprises typically have longer implementation cycles, require greater product functionality and scalability and a broader range of services, demand that vendors take on a larger share of risks, sometimes require acceptance provisions that can lead to a delay in revenue recognition, and expect greater payment flexibility from vendors. All of these factors can add further risk to business conducted with these end-customers. If we fail to realize an expected sale from a large end-customer in a particular quarter or at all, our business, operating results, and financial condition could be materially and adversely affected.

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

We receive a significant portion of our total revenues from international sales from foreign direct and indirect operations. International revenues accounted for approximately 72% of our total revenues for the year ended December 31, 2012, 73% of our total revenues for the year ended December 31, 2011 and 75% of our total revenues for the year ended December 31, 2010. We have facilities located in Australia, Austria, Belgium, Canada, Denmark, Finland, France, Germany, Hong Kong, India, Japan, the Netherlands, Norway, Poland, Portugal, Russia, Singapore, Spain, Sweden, Switzerland, the United Arab Emirates and the United Kingdom. We expect to continue to add personnel in these and additional countries. Our international operations require significant management attention and financial resources.

There are certain risks inherent in our international business activities including, but not limited to:

•	managing and staffing international offices and the increased costs associated with multiple international locations

•	maintaining relationships with indirect channel partners outside the U.S., whose sales and lead generation activities are very important to our international operations

•	multiple legal systems and unexpected changes in legal requirements

•	tariffs, export restrictions, trade barriers and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets

•	trade laws and business practices favoring local competition

•	costs of localizing products and potential lack of acceptance of localized versions

•	potential tax issues, including restrictions on repatriating earnings and multiple, conflicting, changing and complex tax laws and regulations

•	employer payroll tax withholdings with respect to exercises by employees of options to purchase common stock

•	weaker intellectual property protection in some countries

•	difficulties in enforcing contracts and collecting accounts receivable, longer sales cycles and longer payment cycles, especially in emerging markets

•	the significant presence of some of our competitors in certain international markets

•	our ability to adapt to sales practices and customer requirements in different cultures

•	political instability, including war and terrorism or the threat of war and terrorism

•	adverse economic conditions, including the stability and solvency of business financial markets, financial institutions and sovereign nations.

We believe that, over time, a significant portion of our revenues and costs will continue to be denominated in foreign currencies. To the extent such denomination in foreign currencies does occur, gains and losses on the conversion to the U.S. dollar of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in our results of operations. Although we may in the future decide to undertake foreign exchange hedging transactions to cover a portion of our foreign currency transaction exposure, our policies do not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. We do not use financial instruments for trading purposes and we are not a party to any leveraged derivatives. We monitor underlying market risk exposures on an ongoing basis and believe that we can modify or adapt our hedging strategies as needed. If we are not effective in any future foreign exchange hedging transactions in which we engage, our business, operating results and financial condition could be harmed.

In addition, compliance with foreign and U.S. laws and regulations that are applicable to our international operations is complex and may increase our cost of doing business in international jurisdictions, and our international operations could expose us to fines and penalties if we fail to comply with these regulations. These laws and regulations include import and export requirements, U.S. laws such as the Foreign Corrupt Practices Act and anti-money laundering regulations, and local laws prohibiting corrupt payments to governmental officials. Although we have implemented policies and procedures designed to help ensure compliance with these laws, there can be no assurance that our employees, partners and other persons with whom we do business will not take actions in violation of our policies or these laws. Any violations of these laws could subject us to civil or criminal penalties, including substantial fines or prohibitions on our ability to offer our products and services in one or more countries, and could also materially damage our reputation, our brand and our international business.

Our failure to manage any of these risks successfully could harm our international operations, business operating results and financial condition and reduce our international sales.

Our business depends on customers renewing their annual maintenance contracts and our ability to collect renewal fees.

Any decline in maintenance renewals could harm our future operating results. We sell our software platform pursuant to a perpetual license with a fixed upfront fee which ordinarily includes one year of maintenance as part of the initial price. Our customers have no obligation to renew their maintenance agreements after the expiration of this initial period, and they may not renew these agreements. We may be unable to predict future customer renewal rates accurately. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our software platform, the prices of our software platform, the prices of products and services offered by our competitors, reductions in our customers’ spending levels or general, industry-specific or local economic conditions. If our customers do not renew their maintenance arrangements or if they renew them on less favorable terms, our revenues may decline and our business will suffer. A substantial portion of our quarterly maintenance revenue is attributable to maintenance agreements entered into during previous quarters. As a result, if there is a decline in renewed maintenance agreements in any one quarter, only a small portion of the decline will be reflected in our maintenance revenue recognized in that quarter and the rest will be reflected in our maintenance revenue recognized in the following four quarters or more. In addition, we may have difficulties collecting renewal fees from our customers, especially in regards to customers located in emerging international markets or markets experiencing slowed growth, recessions or other adverse economic conditions. If we are unable to collect renewal fees from customers, our business, results of operations and financial condition will be harmed.

Our software platform could contain undetected errors, or bugs, which could cause problems with product performance and which could in turn reduce demand for our software platform, reduce our revenue and lead to product liability claims against us.

Software products like ours, which consist of hundreds of thousands of lines of code and incorporate licensed software from third parties, may contain errors and/or defects. Although we test our software, we have in the past discovered software errors in our products after their introduction. Despite testing by us and by our current and potential customers, errors may be found in new products or releases after deployment begins. This could result in lost revenue, damage to our reputation or delays in market acceptance which could harm our business, operating results and financial condition. We may also have to expend resources to correct these defects and the resulting effects of these defects.

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

The markets for BI software, analytical applications and information management are intensely competitive and subject to rapidly changing technology and evolving standards. In addition, many companies in these markets are offering, or may soon offer, products and services that may compete with our software platform.

We face competitors in several broad categories, including BI software, analytical processes, query, search and reporting tools. We compete with large software corporations, including suppliers of enterprise resource planning software that provide one or more capabilities that are competitive with our software platform, such as IBM (which acquired Cognos in 2008), Microsoft, Oracle (which acquired Hyperion Solutions in 2007) and SAP AG (which acquired Business Objects in 2008), and with open source BI vendors, including Pentaho and JasperSoft. Open source software is software that is made widely available by its authors and is licensed “as is”

for a nominal fee or, in some cases, at no charge. As the use of open source software becomes more widespread, certain open source technology could become competitive with our proprietary technology, which could cause sales of our products to decline or force us to reduce the fees we charge for our products. We also compete, or may increasingly in the future compete, with various independent competitors that are primarily focused on BI products, such as Actuate, Information Builders, MicroStrategy, the SAS Institute, Tableau Software and TIBCO. We expect additional competition as other established and emerging companies or open source vendors enter the BI software market and new products and technologies are introduced.

Many of our competitors have longer operating histories, significantly greater financial, technical, marketing or other resources and greater name recognition than we do. In addition, many of our competitors have strong relationships with current and potential customers and extensive knowledge of the BI industry. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than us. Increased competition may lead to price cuts, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share. We may not be able to compete successfully against current and future competitors, and our business, operating results and financial condition will be harmed if we fail to meet these competitive pressures.

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

If customers demand BI software to be provided via a “software as a service” business model, our business could be harmed.

Software as a service, or SaaS, is a model of software deployment where a software provider typically licenses an application to customers for use as a service on demand through web browser technologies. A SaaS business model can require a vendor to undertake substantial capital investments and related sales and support resources and personnel. If customers were to require BI software like QlikView to be provided via a SaaS deployment, we would need to undertake significant investments in order to implement this alternative business model. If the prevalence of cloud-based data increases, current and prospective customers may increasingly demand SaaS-based BI software platforms. In addition, we would be obligated to apply new revenue recognition policies. Even if we undertook these investments, we may be unsuccessful in implementing a SaaS business model. These factors could harm our business, operating results and financial condition.

If we fail to develop and maintain our brand cost-effectively, our business may be harmed.

We believe that developing and maintaining awareness and integrity of our brand in a cost-effective manner are important to achieving widespread acceptance of our existing and future products and are important elements in attracting new customers and maintaining existing customers. We believe that the importance of brand recognition will increase as competition in our market further intensifies. Successful promotion of our brand will depend on the effectiveness of our marketing efforts and on our ability to provide reliable and useful products and services at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in building and maintaining our brand. We also rely on our customer base and community of end-users in a variety of ways, including to give us feedback on our products and to provide user-based support to our other customers. If we fail to promote and maintain our brand successfully or to maintain loyalty among our customers and QlikCommunity, our user community, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract new customers or retain our existing customers and our business may be harmed.

If we are unable to manage our growth effectively, our revenues and profits could be adversely affected.

We plan to continue to expand our operations and employee headcount significantly, and we anticipate that further significant expansion will be required. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Sustaining our growth will place significant demands on our management as well as on our administrative, operational and financial resources. To manage our growth, we must continue to improve our operational, financial and management information systems and expand, motivate and manage our workforce. If we are unable to manage our growth successfully without compromising our quality of service or our profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our revenues and profits could be harmed. Risks that we face in undertaking future expansion include:

•	training new personnel to become productive and generate revenue

•	controlling expenses and investments in anticipation of expanded operations

•	implementing and enhancing our administrative, operational and financial infrastructure, systems and processes

•	addressing new markets

•	expanding operations in the U.S. and international regions.

A failure to manage our growth effectively could harm our business, operating results, financial condition and ability to market and sell our software platform and maintenance services.

If we are unable to recruit or retain skilled personnel, or if we lose the services of any of our key personnel, our business, operating results and financial condition could be harmed.

Our future success depends on our continuing ability to attract, train and retain highly skilled personnel, and we face intense competition for these employees. We may not be able to retain our current key employees or attract, train or retain other highly skilled personnel in the future. If we lose the services of one or all of our key employees, or if we are unable to attract, train and retain the highly skilled personnel we need, our business, operating results and financial condition could be harmed.

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

Our future success depends in a large part upon the continued service of key members of our senior management team. In particular, Lars Björk, our Chief Executive Officer, is critical to the overall management of our organization, as well as the development of our technology, our culture and our strategic direction.

We have experienced significant changes, and may experience additional changes in the future, to our senior management team. William G. Sorenson, our Chief Financial Officer, recently announced his intention to resign as soon as a successor is named. For us to compete successfully and grow, we must retain, recruit and develop key personnel who can provide the needed expertise for our industry and products. However, the market for qualified personnel is competitive and we may not succeed in recruiting additional senior management personnel or may fail to replace current senior management personnel effectively who depart without qualified or effective successors. Any successors that we hire from outside of the Company would likely be unfamiliar with our business model and industry and may therefore require significant time to understand and appreciate the important aspects of our business or fail to do so altogether. Our effort to retain and develop personnel may also result in significant additional expenses, which could adversely affect our profitability. The loss of any of our management or key personnel could seriously harm our business.

Future product development is dependent on adequate research and development resources.

In order to remain competitive, we must continue to develop new products, applications and enhancements to our existing software platform. This is particularly true as we strive to further expand our product capabilities. Maintaining adequate research and development resources, such as the appropriate personnel, talent and development technology, to meet the demands of the market is essential. Our research and development organization is primarily located in Lund, Sweden, and we may have difficulty hiring suitably skilled personnel in this region or expanding our research and development organization to facilities located in other geographic locations. In addition, many of our competitors expend a considerably greater amount of resources on their respective research and development programs. Our failure to maintain adequate research and development resources or to compete effectively with the research and development programs of our competitors would present an advantage to such competitors.

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

We currently utilize a combination of internal support personnel and third party support organizations, and we cannot provide assurance that actions taken or not taken by our third party support organization will not harm our reputation or business. As we expand our sales infrastructure, we will be required to engage and train additional support personnel and resources. Further, our support organization will face additional challenges as we enter new international markets, including challenges associated with delivering support, training and documentation in languages required by new customers. If we fail to maintain high quality customer support or to grow our internal and external support organization to match any future sales growth, our business will suffer.

If we do not meet our revenue forecasts, we may be unable to reduce our expenses to avoid or minimize harm to our results of operations.

Our revenues are difficult to forecast and are likely to fluctuate significantly from period to period. We base our operating expense budgets on expected revenue trends, and many of our expenses, such as office and equipment leases and personnel costs, will be relatively fixed in the short term and will increase as we continue to make investments in our business and hire additional personnel. Our estimates of sales trends may not correlate with actual revenues in a particular quarter or over a longer period of time. Variations in the rate and timing of conversion of our sales prospects into actual licensing revenues could cause us to plan or budget inaccurately and those variations could adversely affect our financial results. In particular, delays or reductions in amount or cancellation of customers’ purchases of our software platform would adversely affect the overall level and timing of our revenues, and our business, results of operations and financial condition could be harmed. Due to the relatively fixed nature of many of our expenses, we may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall.

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

In addition, software products like ours that contain hundreds of thousands of lines of software code at times incorporate open source software code. The use of open source software code is typically subject to varying forms of software licenses, called copyleft or open source licenses. These types of licenses may require that any person who creates a software product that redistributes or modifies open source software that was subject to an open source license must also make their own software product subject to the same open source license. This can lead to a requirement that the newly created software product be provided free of charge or be made available or distributed in source code form. Although we do not believe our software includes any open source software that would result in the imposition of any such requirement on portions of our software product, our software could be found to contain this type of open source software.

Moreover, we cannot assure you that our processes for controlling our use of open source software in our products will be effective. If we are held to have breached the terms of an open source software license, we could be required to seek licenses from third parties to continue offering our products on terms that are not economically feasible, to re-engineer our products, to discontinue the sale of our products if re-engineering could not be accomplished on a timely basis, or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, operating results, and financial condition.

In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or assurance of title or controls on origin of the software. In addition, many of the risks associated with usage of open source software, such as the lack of warranties or assurances of title, cannot be eliminated, and could, if not properly addressed, negatively affect our business. We have established processes to help alleviate these risks, including a review process for screening requests from our development organizations for the use of open source software, but we cannot be sure that all open source software is submitted for approval prior to use in our products.

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

As of December 31, 2012, we had seven issued U.S. patents and five pending applications for U.S. patents expiring at various times ranging from 2015 through 2032 and 19 issued and 15 pending applications for foreign patents expiring at various times ranging from 2015 through 2029. We rely on a combination of copyright, trademark, patent, trade secrets, confidentiality procedures and contractual commitments to protect our proprietary information. For example, we license our software platform pursuant to click-wrap or signed license agreements that impose certain restrictions on a licensee’s ability to utilize the software. We also seek to avoid disclosure of our intellectual property, including by requiring those persons with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code.

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

In the course of our regular business operations and providing maintenance and support services to our customers, we process and transmit proprietary information and sensitive or confidential data, including personal information of employees, customers and others. Breaches in security could expose us, our employees, our customers or the individuals affected to a risk of loss or misuse of this information, which could result in potential regulatory actions, litigation and potential liability for us, as well as the loss of existing or potential customers and damage to our brand and reputation.

Prolonged economic uncertainties or downturns could materially harm our business.

We are subject to risks arising from changes and uncertainty in domestic and global economies. Our operations and performance depend significantly on worldwide economic conditions. Current or future economic downturns could harm our business and results of operations. Negative trends in the general economy in the U.S., Europe and the other jurisdictions in which we do business, including trends resulting from actual or threatened military action, terrorist attacks and financial, credit market fluctuations and changes in tax laws, could cause a decrease in corporate spending on BI software in general and negatively affect the rate of growth of our business and our results of performance.

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

We have a significant number of customers in the consumer products and services, manufacturing and financial services industries. A substantial downturn in these industries may cause organizations to react to worsening conditions by reducing their capital expenditures in general or by specifically reducing their spending on IT. Customers in these industries may delay or cancel IT projects or seek to lower their costs by renegotiating vendor contracts. Also, customers with excess IT resources may choose to develop in-house software solutions rather than obtain those solutions from us. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our products.

We cannot predict the timing, strength or duration of any economic slowdown or recovery, generally or in the consumer products and services, manufacturing and financial services industries. During challenging and uncertain economic times and in tight credit markets, many customers delay or reduce technology purchases. Contract negotiations may become more protracted or difficult if customers institute additional internal approvals for technology purchases or require more negotiation of contract terms and conditions. These economic conditions, and uncertainty as to the general direction of the macroeconomic environment, are beyond our control and could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable or delayed payments, slower adoption of new technologies, increased price competition and reductions in the rate at which our customers renew their maintenance agreements and procure consulting services.

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

A significant portion of our research and development activities and certain other critical business operations are concentrated at a single facility in Sweden. In addition, a significant amount of our management operations are concentrated in a single facility in Radnor, Pennsylvania. We are also a highly automated business and a disruption or failure of our systems could cause delays in completing sales and providing services. A major natural disaster, fire, act of terrorism or other catastrophic event that results in the destruction or disruption of any of our critical business operations or IT systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be harmed.

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

We are incurring significant costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could harm our operating results.

As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC, the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the Nasdaq Stock Exchange Global Select Market (“NASDAQ”) imposes various requirements on public companies, including requirements with respect to corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have substantially increased our legal and financial compliance costs and made some activities more time-consuming and costly. We also expect these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

If we do not adequately manage and evolve our financial reporting and managerial systems and processes, our ability to manage and grow our business may be harmed. A failure or disruption in these services would materially and adversely affect our ability to manage our business effectively.

We have experienced rapid growth over the last several years. We rely heavily on information technology systems to help manage critical functions, such as order processing, sales forecasts and employee data. Our ability to successfully implement our business plan and comply with regulations, including the Sarbanes-Oxley Act, requires an effective planning and management process. We expect that we will need to continue to improve existing, and implement new, operational and financial systems, procedures and controls to manage our business effectively in the future. In 2013, we will be transitioning from a number of disparate systems and implementing Netsuite, a SaaS enterprise resource planning software. If we experience a significant deficiency, material weakness or any other delay in the implementation of, or disruption in the transition to, new or enhanced system, procedures or controls, our ability to record and report financial and management information on a timely and accurate basis could be impaired. In addition, if one or more of our providers suffer an interruption in their business, or experience delays, disruptions or quality control problems in their operations, or we have to change or add additional systems and services, our ability to manage our business would suffer.

If we fail to maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal control over financial reporting and disclosure controls and procedures. Under the SEC’s current rules, we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our independent registered public accounting firm is also required to report on our internal control over financial reporting. Our testing and our independent registered public accounting firm’s testing may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses and render our internal control over financial reporting ineffective. Due to the extent of our international operations, our financial reporting requires substantial international activities, resources and reporting consolidation. We are also subject to complex tax laws, regulations, accounting principles and interpretations thereof. We have and expect to continue to incur substantial accounting and auditing expense and to expend significant management time in complying with the requirements of Section 404. If we are not able to maintain compliance with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to investigations or sanctions by the SEC, FINRA, NASDAQ or other regulatory authorities. In addition, we could be required to expend significant management time and financial resources to correct any material weaknesses that may be identified or to respond to any regulatory investigations or proceedings.

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

In 2011, our management determined that we did not maintain effective controls over the preparation and review of accounting for income taxes for the interim periods ended September 30, 2011, which resulted in an error in our interim consolidated financial data as originally reported in our Quarterly Reports on Form 10-Q for these interim periods. Accordingly, our management determined that this control deficiency constituted a material weakness in internal control over financial reporting as of March 31, 2011, June 30, 2011 and September 30, 2011. We believe that such material weakness was remediated as of December 31, 2011. We implemented additional internal controls around accounting for income taxes to reduce the risk of material errors not being detected to an acceptably low level. In addition, we completed a U.S. entity restructuring in December 2011 which eliminated the corporate structure that contributed to the restatements.

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

We continuously review our compliance with all applicable new and existing revenue recognition accounting pronouncements. Depending upon the outcome of these ongoing reviews and the potential issuance of further accounting pronouncements, implementation guidelines and interpretations, we may be required to modify our reported results, revenue recognition policies or business practices which could harm our results of operations.

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

We are also subject to non-income taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes in the United States and various foreign jurisdictions. We are regularly audited by tax authorities with respect to these non-income taxes and may have exposure to additional non-income tax liabilities which could have an adverse effect on our results of operations and financial condition. In addition, our future effective tax rates could be favorably or unfavorably affected by changes in tax rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or their interpretation. Such changes could have an adverse impact on our financial results.

As a result of these and other factors, the ultimate amount of tax obligations owed may differ from the amounts recorded in our financial statements and any such difference may harm our financial results in future periods in which we change our estimates of our tax obligations or in which the ultimate tax outcome is determined.

We may be subject to increased income taxes, and other restrictions and limitations, if we were to decide to repatriate any of our foreign cash balances to the United States.

As of December 31, 2012, we held approximately $48.2 million, or 25%, of our cash and cash equivalents, outside of the United States (after consideration of intercompany settlements). We use our foreign held cash by reinvesting it in our foreign operations. Our current intention is to continue to reinvest our foreign earnings in our foreign operations. Our current plans do not anticipate a need to repatriate cash to fund our domestic operations. In the event cash from foreign operations is needed to fund operations in the U.S. or our foreign cash balance continues to grow such that we are unable to reinvest such cash outside of the United States, it may become increasingly likely that we would repatriate some of our foreign cash balances to the United States. In such event, we would be subject to additional income taxes in the United States.

Additionally, if we were to repatriate foreign held cash to the United States, we would use a portion of our domestic net operating loss carryforward which could result in us being subject to cash income taxes on the earnings of our domestic business sooner than would otherwise have been the case.

If securities or industry analysts do not publish research or reports or publish unfavorable research or reports about our business, our stock price and trading volume could decline.

The trading market for our common stock may be influenced by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us adversely change their recommendation regarding our stock or products, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, interest in our stock could decrease, which could cause our stock price or trading volume to decline.

The price of our common stock may be volatile and fluctuate substantially.

The market price of our common stock could be highly volatile and may fluctuate substantially due to the following factors (in addition to the other risk factors described in this section):

•	quarterly variations in our results of operations or those of our competitors

•	announcements by us or our competitors of acquisitions, new products, significant contracts or commercial relationships

•	our ability to respond to changing industry standards, technological developments or customer requirements on a timely basis

•	commencement of, or our involvement in, litigation

•	any major change in our board of directors or management

•	recommendations by securities analysts or changes in earnings estimates

•	announcements about our earnings that are not in line with analyst expectations or guidance we may provide

•	announcements by our competitors of their earnings that are not in line with analyst expectations

•	the volume of shares of our common stock available for public sale

•	sales of stock by us or by our stockholders

•	short sales, hedging and other derivative transactions involving shares of our common stock

•	adoption of new accounting standards or tax laws or regulations

•	general economic conditions in the U.S. and abroad and slow or negative growth of related markets

•	general political conditions in the U.S. and abroad, including terrorist attacks, war or threat of terrorist attacks or war.

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

Our management has broad discretion over the use of our cash reserves, if any, and might not apply this cash in ways that increase the value of an investment.

Our management has broad discretion to use our cash reserves, if any, and you will be relying on the judgment of our management regarding the application of this cash. They might not apply our cash in ways that increase the value of an investment. We expect to use our cash reserves for general corporate purposes, including working capital, capital expenditures, acquisitions and further development of our products, services and solutions. We have not allocated this cash for any specific purposes. Our management might not be able to yield any return on the investment and use of this cash.

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

Our global corporate headquarters and principal executive offices are located in Radnor, Pennsylvania. In November 2010, we entered into an amendment to the lease for our global corporate headquarters and principal executive offices which increased the aggregate rentable square footage to approximately 39,200 square feet. We have corporate and development offices located in Lund, Sweden. In May 2011, we began to occupy a new leased facility in Lund, Sweden. We have corporate and sales and marketing offices located in Winnersh, United Kingdom. In January 2012, we began to occupy a new leased facility in Winnersh, United Kingdom. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commitments.”

Location	Type of Facility	Size (sq. ft)	Ownership Status	Lease Expiration Date
Radnor, Pennsylvania	Global Headquarters	39,200	Leased	October 31, 2021
Lund, Sweden	Corporate and Research & Development	121,100	Leased	April 30, 2019
Winnersh, United Kingdom	Corporate and Sales & Marketing	21,259	Leased	January 2, 2022

We maintain other leased locations in the U.S. and throughout the world. In the U.S., we lease additional office space in Irving, Texas, Itasca, Illinois, Newton, Massachusetts, New York, New York, Raleigh, North Carolina and Burlingame, California. Throughout the world, we lease offices in Australia, Austria, Belgium, Canada, Denmark, Finland, France, Germany, Hong Kong, India, Japan, the Netherlands, Norway, Poland, Portugal, Russia, Singapore, Spain, Sweden, Switzerland, the United Arab Emirates and the United Kingdom. We believe our current facilities and planned expansion facilities will be adequate for the foreseeable future; however, we will continue to seek additional space as needed to satisfy any growth.

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

Our intellectual property is an essential element of our business. We own registered trademarks for the “Qlik,” “QlikTech” and “QlikView” name. We rely on a combination of copyright, trademark, trade dress and trade secrecy laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights both domestically and abroad. These laws, procedures and restrictions provide only limited protection. As of December 31, 2012, we had seven issued U.S. patents and had five pending applications for U.S. patents. In addition, as of December 31, 2012, we had 19 issued and 15 pending applications for foreign patents. Any future patents issued to us may be challenged, invalidated or circumvented. Any patents that might be issued in the future, with respect to pending or future patent applications may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. We endeavor to enter into agreements with our employees and contractors and with parties with whom we do business in order to limit access to and disclosure of our proprietary information.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on NASDAQ under the symbol “QLIK.” The following table sets forth, for the period indicated, the high and low sales prices of our common stock as reported by NASDAQ.

	Common Stock Price
	2012		2011
	High	Low	High	Low
First quarter	$32.94	$21.83	$28.89	$21.81
Second quarter	$33.59	$20.80	$34.56	$25.99
Third quarter	$25.71	$17.26	$35.62	$21.12
Fourth quarter	$22.69	$16.71	$31.71	$19.59

As of February 15, 2013, there were approximately 42 holders of record of our common stock. The number of holders of record of our common stock does not reflect the number of beneficial holders whose shares are held by depositors, brokers or other nominees.

Dividend Policy

We have never declared or paid any cash or stock dividends on our common stock. It is our policy to retain earnings to finance the growth and development of our business and, therefore, we do not anticipate declaring or paying any cash or stock dividends in the foreseeable future.

Stock Performance Graph

The following graph compares the total cumulative shareholder return on our common stock since July 16, 2010, the date our stock commenced public trading, through December 31, 2012 to two indices: the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Index. The graph assumes an initial investment of $100 in our common stock and in each of the indices (including reinvestment of dividends). The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF 29 MONTH CUMULATIVE TOTAL RETURN*

Among Qlik Technologies Inc., the NASDAQ Composite Index,

and the NASDAQ Computer & Data Processing Index

*	$100 invested on July 16, 2010 in stock on June 30, 2010 in index, including reinvestment of dividends. Fiscal year ending December 31.

	July 16, 2010	December 31, 2010	June 30, 2011	December 31, 2011	June 30, 2012	December 31, 2012
Qlik Technologies Inc.	$100.00	$202.11	$266.09	$189.06	$172.81	$169.69
NASDAQ Composite	$100.00	$126.87	$133.23	$128.57	$142.77	$144.42
NASDAQ Computer & Data Processing	$100.00	$131.38	$131.21	$127.18	$138.56	$142.80

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

The consolidated statement of income data for the three years ended December 31, 2012 and the consolidated balance sheet data as of December 31, 2012 and 2011 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of income data for the years ended December 31, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010, 2009 and 2008 have been derived from our audited consolidated financial statements that do not appear in this Annual Report on Form 10-K. The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” set forth below and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except share and per share data)
Consolidated statement of income data:
Revenue:
License revenue	$238,674	$204,414	$145,225	$99,864	$74,446
Maintenance revenue	120,490	89,129	59,846	41,390	29,401
Professional services revenue	29,373	27,076	21,450	16,105	14,417

Total revenue	388,537	320,619	226,521	157,359	118,264
Cost of revenue:
License revenue	5,058	3,540	3,670	3,663	3,071
Maintenance revenue	8,526	6,787	4,089	1,709	1,410
Professional services revenue	29,705	24,020	16,319	12,017	9,693

Total cost of revenue	43,289	34,347	24,078	17,389	14,174

Gross profit	345,248	286,272	202,443	139,970	104,090
Operating expenses:
Sales and marketing	211,314	178,456	125,059	95,655	74,936
Research and development	39,995	24,870	13,798	8,947	8,387
General and administrative	79,309	63,287	36,018	22,202	19,216

Total operating expenses	330,618	266,613	174,875	126,804	102,539

Income from operations	14,630	19,659	27,568	13,166	1,551
Other income (expense), net	(2,891)	(795)	(6,854)	(4,529)	3,304

Income before provision for income taxes	11,739	18,864	20,714	8,637	4,855
Provision for income taxes	(7,900)	(9,820)	(7,198)	(1,776)	(1,860)

Net income	$3,839	$9,044	$13,516	$6,861	$2,995

Net income per common share:
Basic	$0.04	$0.11	$0.24	$0.07	$0.01
Diluted	$0.04	$0.11	$0.21	$0.06	$0.01
Weighted average number of common shares:
Basic	85,423,074	82,043,958	45,232,782	16,267,186	14,552,999
Diluted	87,640,844	85,574,414	52,061,916	20,778,448	16,523,443

The chart above includes the following stock-based compensation expense:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Cost of revenue	$1,651	$701	$188	$82	$39
Sales and marketing	10,337	5,672	1,572	733	285
Research and development	2,058	710	96	79	19
General and administrative	5,269	3,123	1,162	585	388

	$19,315	$10,206	$3,018	$1,479	$731

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$195,803	$177,413	$158,712	$24,852	$14,800
Working capital	197,264	182,020	151,175	14,829	12,155
Total assets	390,373	317,708	265,064	102,967	67,018
Deferred revenue, including current portion	85,942	67,116	50,024	35,575	22,143
Long-term debt, including current portion	—	—	—	11,436	10,762
Total liabilities	164,811	128,173	105,874	88,169	60,485
Convertible preferred stock	—	—	—	23,901	23,901
Total stockholders’ equity (deficit)	225,562	189,535	159,190	(9,103)	(17,368)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	Consolidated Results of Operations. This section provides an analysis of our results of operations for the years ended December 31, 2012 and 2011 and the years ended December 31, 2011 and 2010.

•	Foreign Exchange Rates. This section discusses the potential impact of foreign exchange rates.

•	Seasonality. This section discusses the seasonality in the sale of our products and services.

•	Acquisitions. This section discusses recent acquisitions and how we account for them.

•

Liquidity and Capital Resources. This section provides an analysis of our cash flows for the years ended December 31, 2012 and 2011, a discussion of our capital requirements and the resources available to us to meet those requirements.

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

•	Contractual Obligations & Commitments. This section discusses contractual obligations and commitments expected to have an effect on our liquidity and cash flow in future periods.

•	Off-Balance Sheet Arrangements. This section discusses off-balance sheet arrangements expected to have an effect on our liquidity and cash flow in future periods.

•	Inflation. This section discusses how inflation could impact our financial condition and results of operations.

•	Recent Accounting Pronouncements. This section provides for recent accounting pronouncements that could impact our financial condition and results of operations.

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

For the years ended December 31, 2012, 2011 and 2010, our revenue was $388.5 million, $320.6 million and $226.5 million , representing year-over-year growth of 21% in 2012 and 42% in 2011. In addition, we generated income from operations of $14.6 million, $19.7 million and $27.6 million for the years ended December 31, 2012, 2011 and 2010. For the years ended December 31, 2012 and 2011, software license revenue and maintenance revenue comprised 92% of our total revenue and professional services revenue comprised 8% of our total revenue. For the year ended December 31, 2010, software license revenue and maintenance revenue comprised 90% of our total revenue and professional services revenue comprised 10% of our total revenue.

We currently operate in one business segment, namely, the development, commercialization and implementation of software products and related services. See Note 11 to our consolidated financial statements, Business and Geographic Segment Information, for information regarding our business and the geographies in which we operate. We have a diversified distribution model that consists of a direct sales force, a partner network of solution providers (or resellers), original equipment manufacturers (“OEM”) relationships and system integrators.

We have grown our customer base to approximately 27,000 active customers as of December 31, 2012 and increased our revenue at a 35% compound annual growth rate from 2008 through 2012. Our solution addresses the needs of a diverse range of customers from middle market customers to large enterprises such as Alliance Healthcare France, Avebe Group, Bell Helicopter, Cardinal Health, Colgate Palmolive Russia, Columbia University, Crossrail Limited, For Eyes Optical, Informatique Banque Populaire, Japan Steel Works, London Borough of Camden, London City Airport, Mazda North America, Moen Incorporated, NASDAQ-OMX, National Institutes of Health, Nationwide Mutual Insurance, NetConnect Germany GmbH & Co. KG, New York City Department of Design and Construction, Rockford Health System, Textron Systems Corporation, Toshiba America, Toyota Motor Corporation Australia, University of Exeter and Westminster City Council. We currently have customers in over 100 countries, and approximately 72%, 73% and 75% of our revenue for the years ended December 31, 2012, 2011 and 2010, respectively, were derived internationally.

We have a differentiated business model designed to accelerate the adoption of our product to reduce the time and cost to purchase and implement our software platform. Our low risk approach to product sales provides a needed alternative to costly, all-or-nothing traditional BI models. We initially focus on specific business users or departments within a prospective customer’s organization and seek to solve a targeted business need. After demonstrating QlikView’s benefits to initial adopters within an organization, we work to expand sales of our product to other business units, geographies and use cases with the long-term goal of broad organizational deployment.

We license QlikView under perpetual licenses which generally include one year of maintenance as part of the initial purchase price of the product. Our customers can renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. For the year ended December 31, 2012, our total revenue was comprised of 61% license revenue, 31% maintenance revenue and 8% professional services revenue. For the year ended December 31, 2011, our total revenue was comprised of 64% license revenue, 28% maintenance revenue and 8% professional services revenue. For the year ended December 31, 2010, our total revenue was comprised of 64% license revenue, 26% maintenance revenue and 10% professional services revenue. We have a diversified distribution model that consists of a direct sales force and a partner network of resellers, OEM relationships and systems integrators. Total billings from our OEM relationships accounted for approximately 7% of our total billings during the year ended December 31, 2012. Additionally, our online QlikCommunity provides us with a loyal and growing network of users who promote our software, provide support for other users and contribute valuable insights and feedback for our product development efforts.

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

•

“Land and Expand” Customer Penetration — initially targeting specific business users or departments in an organization to create a loyal user base that promotes broad adoption of our software platform across an organization.

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

From a risk perspective, we have had to deal with the impact of the recessionary global environment during the past several years, and the unsettled global economic environment could affect our operating results in future periods. Approximately 72% of our revenue during the year ended December 31, 2012 was derived internationally, of which 56% was derived in Europe. During the year ended December 31, 2011, approximately 73% of our revenue was derived internationally, of which 59% was derived in Europe. We have faced pricing pressure from some of our competitors and we minimize the impact by demonstrating the value delivered by QlikView in comparison to these other BI products. Also, the recent growth in our business has required the continued hiring of experienced staff across all of our geographic territories. To aid this effort we have focused on improving our local recruiting initiatives, as well as on developing further internal training programs to prepare employees for greater responsibilities.

We believe global economic conditions have continued to deteriorate and have resulted in an increase in the average length of time in our sales cycles. In addition, these conditions may result in an increase in the average length of time it takes to collect outstanding accounts receivable.

Key Financial Metrics and Trends

Revenues

Our revenue is comprised of license, maintenance and professional services. We license our software under perpetual licenses which generally include one year of maintenance as part of the initial purchase price of the product. License revenue reflects the revenue recognized from sales of licenses to new customers and additional licenses to existing customers. Historically, the majority of our license revenues have come from new customers. However, going forward we seek to increase the contribution from existing customers based upon our “land and expand” sales strategy. Customers can renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. Current customers with maintenance agreements are entitled to receive unspecified upgrades and enhancements when and if they become available. We have experienced growth in maintenance revenue primarily due to increased license sales and growth in our customer base and high retention of those customers. In each of the years ended December 31, 2012 and 2011, our annual maintenance renewal rates exceeded 90% and 85%, respectively. Professional services revenue is comprised of training, installation and other consulting revenues. Given the ease of implementation of our product and our relationship with our partners, professional services revenue for the years ended December 31, 2012, 2011 and 2010 were 8%, 8% and 10%, respectively, of total revenues. We do not expect that proportion to change significantly during the near term. Prior to 2009, we generated the majority of sales through our direct sales channel rather than through our partner network. However, the contribution from our partner network continues to grow, and we anticipate that revenues from partners will continue to be more than 50% of total revenues. Given the size of the U.S. market and our current limited penetration there, we expect that the U.S. will represent our largest growth opportunity during the near term and will likely be an important contributor to future revenue growth. Due to the global diversity of our customer base, our results are impacted by movements in the currencies of the major territories in which we operate. The primary currencies impacting results are the Swedish kronor, the euro and the British pound. Inflation and changing prices had no material effect on our revenue or income from operations during the years ended December 31, 2012, 2011 and 2010.

Cost of Revenue

Cost of revenue primarily consists of personnel costs, fees paid to subcontractors providing technical support services, referral fees paid to third parties in connection with software license sales, amortization of technology related intangible assets due to the acquisition of Expressor and other discrete professional services. Personnel costs include salaries, employee benefit and social costs, bonuses, stock-based compensation and direct overhead.

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

Sales and Marketing. Sales and marketing expenses primarily consist of personnel costs for our sales, marketing and business development employees and executives; commissions earned by our sales related personnel; travel costs; facilities costs attributable to our sales and marketing personnel; the cost of marketing programs; the cost of employee training programs; and the cost of business development programs. We expect to continue to hire additional sales personnel in the U.S. and in our international locations in 2013.

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

General and Administrative. General and administrative expenses primarily consist of personnel costs for our executive, finance, legal, human resources, information systems and administrative personnel, as well as the cost of facilities attributable to general and administrative operations, the cost of employee training programs, depreciation and amortization, legal, accounting, other professional services fees and other corporate expenses. We also expect that general and administrative expenses will continue to increase in absolute dollars because of our efforts to expand our international operations, but we believe over time general and administrative costs will decline as a percentage of revenues as we expect to derive greater efficiencies from the investments made in our corporate infrastructure.

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

Other Income (Expense), net

Other income (expense), net primarily consists of net interest, foreign exchange gains or losses and change in the fair value of warrants. Net interest represents interest income received on our cash and cash equivalents and interest expense associated with outstanding debt. Foreign exchange gains (losses) relate to the business activities in foreign countries and the re-measurement of intercompany transactions denominated in currencies other than our functional reporting currency, the U.S. dollar. As a result of our business activities in foreign countries, we expect that foreign exchange gains (losses) will continue to occur due to fluctuations in exchange rates in the countries where we do business.

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

The effective tax rates for 2012, 2011 and 2010 were 67.3%, 52.1% and 34.7%, respectively. The effective tax rate for 2012 and 2011 reflects a $3.6 million and $4.4 million non-cash charge, respectively, related to a valuation allowance against certain U.S. deferred tax assets.

Impact of Foreign Currency Translation

Approximately 69% of our operating revenues for the years ended December 31, 2012, 2011 and 2010 were earned in foreign denominated currencies, including the euro, the British pound and the Swedish kronor. We seek to manage our foreign exchange risk in part through operational means, including managing same-currency revenues in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, changes in those currencies relative to the U.S. dollar will impact our revenues and expenses. If the U.S. dollar weakens against a specific foreign currency, our revenues will increase having a positive impact on net income, and our overall expenses will increase, having a negative impact on net income. Likewise, if the U.S. dollar strengthens against a specific foreign currency, our revenues will decrease having a negative impact on net income, and our overall expenses will decrease, having a positive impact on net income. Therefore, significant shifts in foreign currencies can impact our short-term results, as well as our long-term forecasts and targets.

Total revenue for the year ended December 31, 2012 was negatively impacted by approximately $13.9 million due to the general strengthening of the U.S. dollar relative to the euro, the British pound and the Swedish kronor. Total cost of revenue and operating expenses for the year ended December 31, 2012 were positively impacted by approximately $11.2 million due to the general strengthening of the U.S. dollar relative to the euro, the British pound and the Swedish kronor. Total revenue for the year ended December 31, 2011 was positively impacted by approximately $12.8 million due to the general weakening of the U.S. dollar relative to the euro, the British pound and the Swedish kronor. Total cost of revenue and operating expenses for the year ended December 31, 2011 were negatively impacted by approximately $13.9 million due to the general weakening of the U.S. dollar relative to the euro, the British pound and the Swedish kronor.

Consolidated Results of Operations

The following table sets forth a summary of our consolidated statements of income for the periods indicated as a percentage of total revenue:

	Year Ended December 31,
	2012	2011	2010
Revenue:
License revenue	61.4%	63.8%	64.1%
Maintenance revenue	31.0	27.8	26.4
Professional services revenue	7.6	8.4	9.5

Total revenues	100.0	100.0	100.0
Cost of revenue:
License revenue	1.3	1.1	1.6
Maintenance revenue	2.2	2.1	1.8
Professional services revenue	7.6	7.5	7.2

Total cost of revenue	11.1	10.7	10.6

Gross profit	88.9	89.3	89.4
Operating expenses:
Sales and marketing	54.4	55.7	55.2
Research and development	10.3	7.8	6.1
General and administrative	20.4	19.7	15.9

Total operating expenses	85.1	83.2	77.2

Income from operations	3.8	6.1	12.2
Other expense, net	(0.8)	(0.2)	(3.0)

Income before provision for income taxes	3.0	5.9	9.2
Provision for income taxes	(2.0)	(3.1)	(3.2)

Net income	1.0%	2.8%	6.0%

Comparison of the Years Ended December 31, 2012 and 2011

Revenue

The following table sets forth revenue by source:

	Year Ended December 31,
	2012		2011
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period to Period Change
	(dollars in thousands)
Revenue
License revenue	$238,674	61.4%	$204,414	63.8%	$34,260	16.8%
Maintenance revenue	120,490	31.0%	89,129	27.8%	31,361	35.2%
Professional services revenue	29,373	7.6%	27,076	8.4%	2,297	8.5%

Total revenue	$388,537	100.0%	$320,619	100.0%	$67,918	21.2%

Revenue was $388.5 million for the year ended December 31, 2012 compared to $320.6 million for the year ended December 31, 2011, an increase of $67.9 million, or 21.2%. Total revenue for the year ended December 31, 2012 was negatively impacted by approximately $13.9 million due to the general strengthening of the U.S. dollar relative to the euro, the British pound and the Swedish kronor. The increase in revenue from the prior year period was primarily driven by revenue growth in the Americas (includes North America and South America), Rest of World (includes Asia-Pacific, Middle East, and Africa), the United Kingdom (includes the United Kingdom and Ireland) and the German region (includes Germany, Austria and Switzerland), which grew by 28%, 35%, 25% and 16%, respectively, and contributed an incremental $53.6 million in total revenue. License revenue grew by approximately $34.3 million, or 16.8%. There was no material change in the pricing for our product during the year. Revenue growth was achieved primarily due to volume growth as new customers acquired our product for the first time, along with additional license purchases by our existing customers. During the year ended December 31, 2012, we closed 114 contracts that had total license and first year’s maintenance exceeding $250,000, compared to 109 contracts for the same period last year. In addition, during the year ended December 31, 2012, we closed 458 contracts that had total license and first year’s maintenance exceeding $100,000, compared to 450 contracts for the same period last year. Amounts invoiced to existing customers represented a larger share of total billings in 2012, approximately 74%, resulting from our “land and expand” sales strategy, compared to 68% in 2011. Billings from our indirect partner channel for license and first year maintenance were 54% of total license and first year maintenance billings for the year ended December 31, 2012 compared to 52% for the same period in 2011. Maintenance revenues grew by approximately 35.2% driven by annual maintenance renewal rates of greater than 90%. Professional services revenue grew by 8.5% in the year ended December 31, 2012 compared to the year ended December 31, 2011 due to growth in consulting and training revenue, resulting primarily from an increase in our customer base. The revenue growth in the year ended December 31, 2012 as compared to the year ended December 31, 2011 may not be indicative of our future revenue growth, if any.

Cost of Revenue and Gross Profit

The following table sets forth cost of revenue for each revenue source:

	Year Ended December 31,
	2012		2011
	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Period to Period Change
	(dollars in thousands)
Cost of Revenue:
Cost of license revenue	$5,058	2.1%	$3,540	1.7%	$1,518	42.9%
Cost of maintenance revenue	8,526	7.1%	6,787	7.6%	1,739	25.6%
Cost of professional services revenue	29,705	101.1%	24,020	88.7%	5,685	23.7%

Total cost of revenue	$43,289	11.1%	$34,347	10.7%	$8,942	26.0%

Gross Profit:
License revenue	$233,616	97.9%	$200,874	98.3%	$32,742	16.3%
Maintenance revenue	111,964	92.9%	82,342	92.4%	29,622	36.0%
Professional services revenue	(332)	-1.1%	3,056	11.3%	(3,388)	-110.9%

Total gross profit	$345,248	88.9%	$286,272	89.3%	$58,976	20.6%

Cost of revenue was $43.3 million for the year ended December 31, 2012 compared to $34.3 million for the year ended December 31, 2011, an increase of $8.9 million, or 26.0%. Total cost of revenue for the year ended December 31, 2012 was positively impacted by approximately $1.4 million due to the general strengthening of the U.S. dollar relative to the euro, the British pound and the Swedish kronor. Cost of license revenue largely consists of referral fees paid to third parties in connection with software license sales and the amortization of technology related intangible assets due to the acquisition of Expressor. Referral fees increased $0.8 million and amortization of intangible assets increased $0.7 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. Cost of maintenance revenue increased $1.7 million for the year ended December 31, 2012 as compared to the same period in 2011. In anticipation of continued growth in our current customer base, we increased headcount in our support organization which increased personnel costs by $1.6 million (including a $0.3 million increase in stock-based compensation). In addition, we had an increase in other cost of maintenance revenue of $0.1 million. Cost of professional services revenue increased by $5.7 million largely due to increased personnel costs of $5.6 million (including a $0.7 million increase in stock-based compensation) for the year ended December 31, 2012 compared to the same period in 2011. In addition, we had an increase in other cost of professional services revenue of $0.1 million. The decrease in our total gross profit during the year ended December 31, 2012 as compared to the year ended December 31, 2011 may not be indicative of our future gross profit.

Operating Expenses

The following table sets forth operating expenses as a percentage of revenue:

	Year Ended December 31,
	2012		2011
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period to Period Change
	(dollars in thousands)
Operating expenses:
Sales and marketing	$211,314	54.4%	$178,456	55.7%	$32,858	18.4%
Research and development	39,995	10.3%	24,870	7.8%	15,125	60.8%
General and administrative	79,309	20.4%	63,287	19.7%	16,022	25.3%

Total operating expenses	$330,618	85.1%	$266,613	83.2%	$64,005	24.0%

Sales and Marketing. Sales and marketing expenses increased $32.9 million, or 18.4% for the year ended December 31, 2012 as compared to the year ended December 31, 2011, reflecting increased personnel costs related to higher employee headcount and higher variable compensation resulting from increased license revenue. Sales and marketing expenses for the year ended December 31, 2012 was positively impacted by approximately $6.4 million due to the general strengthening of the U.S. dollar relative to the euro, the British pound and the Swedish kronor. The year over year increase in sales and marketing expenses was primarily attributable to an increase in personnel and commission costs of $27.4 million (including a $4.6 million increase in stock-based compensation) and an increase in travel expenses of $2.2 million, including an increase of $0.7 million related to our annual employee summit. In addition, we had an increase in consulting and other sales and marketing costs of $1.8 million and an increase in facility and infrastructure costs of $1.5 million to support international expansion. The increase in marketing costs also included an increase of $0.3 million related to our annual partner event, Qonnections.

Research and Development. Research and development expenses grew by approximately $15.1 million or 60.8% during the year ended December 31, 2012 as compared to the year ended December 31, 2011. Research and development expenses for the year ended December 31, 2012 were positively impacted by approximately $0.9 million due to the general strengthening of the U.S. dollar relative to the euro, the British pound and the Swedish kronor. The year over year increase in research and development expenses was primarily attributable to higher personnel costs of $8.5 million (including a $1.3 million increase in stock-based compensation) and outside consulting costs of $4.5 million as we invested in the next generation of the QlikView software platform. The increase in research and development expenses also reflects the acquisition of Expressor which was completed in June 2012, as well increased facility costs and travel costs as a result of the increase in headcount from the prior year period.

General and Administrative. General and administrative expenses were $79.3 million for the year ended December 31, 2012 compared to $63.3 million for the year ended December 31, 2011, an increase of $16.0 million, or 25.3%. General and administrative expenses for the year ended December 31, 2012 was positively impacted by approximately $2.5 million due to the general strengthening of the U.S. dollar relative to the euro, the British pound and the Swedish kronor. The year over year increase in general and administrative expenses was largely due to an increase in personnel costs of $7.7 million (including a $2.2 million increase in stock-based compensation) and an increase of $6.4 million in IT costs as we continue to expand our infrastructure to support anticipated global growth. In addition, we had an increase in travel expenses of $2.1 million largely due to the increase in the number of our general and administrative personnel and in other general and administrative costs of $2.0 million, primarily due to an increase in professional fees. These increases were offset by a decrease of $2.2 million due to a lease termination fee incurred in the prior year period related to our previous leased facility in Lund, Sweden.

Other Expense, net.

Other expense, net was $2.9 million for the year ended December 31, 2012 compared to other expense, net of $0.8 million for the year ended December 31, 2011. During the year ended December 31, 2012, we had foreign exchange losses of $3.1 million offset by net interest income of $0.2 million. During the year ended December 31, 2011, we had foreign exchange losses and other expenses of $1.1 million offset by net interest income of $0.3 million.

Provision for Income Taxes.

The effective tax rate for the year ended December 31, 2012 was a provision of 67.3% compared to a provision of 52.1% in 2011. The effective tax rate increased due the fact that permanent differences and non-cash income tax charges had a larger impact on the effective rate in 2012 due to a decrease in pre-tax income from the prior year. We operate in an international environment with significant operations in various locations outside the U.S.; accordingly, the consolidated income tax rate is a composite rate reflecting our income (loss) and the applicable tax rate in the various locations where we operate. During the year ended December 31, 2012 and 2011, our Swedish operations had a significant impact on our effective tax rate, as our intellectual property is held by our Swedish holding company, QlikTech International AB (“QTIAB”), which results in a significant portion of our pre-tax income (loss) being taxed at the Swedish corporate tax rate.

Comparison of the Years Ended December 31, 2011 and 2010

Revenue

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

Cost of revenue was $34.3 million in 2011 compared to $24.1 million in 2010, an increase of $10.3 million, or 42.6%. Cost of revenue for the year ended December 31, 2011 was negatively impacted by approximately $1.4 million due to the general weakening of the U.S. dollar relative to the euro, the British pound and the Swedish kronor. Cost of license revenue largely consists of referral fees paid to third parties in connection with software license sales. Cost of license revenue decreased $0.1 million due to less referral fees paid for software license sales in 2011 as compared to 2010. Cost of maintenance revenue increased $2.7 million in 2011 as compared to 2010. In anticipation of continued growth in our current customer base, we increased the headcount in our support organization which increased personnel costs by $2.5 million (including a $0.1 million increase in stock-based compensation) in 2011 as compared to 2010. In addition, other cost of maintenance revenue increased $0.2 million in 2011 as compared to 2010. Cost of professional services revenue increased by $7.7 million in 2011 as compared to 2010 largely due to increased consulting and other cost of professional services of $5.2 million, increased personnel costs of $1.9 million (including a $0.4 million increase in stock-based compensation), increased travel expenses of $0.4 million and increased facility and infrastructure costs of $0.2 million to support international expansion. Historical gross margins may not be indicative of our future gross margins.

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

Sales and Marketing. Sales and marketing expenses increased $53.4 million, or 42.7%, in 2011 as compared to 2010 reflecting increased personnel costs related to higher employee headcount and variable compensation resulting from increased license revenue. Sales and marketing expenses for the year ended December 31, 2011 was negatively impacted by approximately $7.1 million due to the general weakening of the U.S. dollar relative to the euro, the British pound and the Swedish kronor. The year over year increase in sales and marketing expenses was primarily attributable to an increase in personnel and commission costs of $40.0 million (including a $4.1 million increase in stock-based compensation) in 2011 as compared to 2010. We had an increase in marketing costs of $5.0 million in 2011 as compared to 2010. This increase in marketing costs included $1.0 million for our annual partner event, Qonnections. In addition, we had an increase in travel expenses of $3.3 million, an increase of $0.9 million related to our annual employee summit, an increase in consulting and other sales and marketing costs of $2.4 million and an increase in facility and infrastructure costs of $1.8 million to support international expansion. In addition, we recorded a $0.3 million contingent consideration adjustment related to the achievement of certain financial targets related to the acquisition of Syllogic Corporation in January 2010. During the second half of 2010, we formed our North American inside sales team and, during the first half of 2011, we formed our European inside sales team. The creation of these teams resulted in a total incremental cost of $4.9 million in 2011 as compared to 2010.

Research and Development. Research and development expenses grew by approximately $11.1 million or 80.2% in 2011 as compared to 2010. Research and development expenses for the year ended December 31, 2011 was negatively impacted by approximately $1.8 million due to the general weakening of the U.S. dollar relative to the euro, the British pound and the Swedish kronor. The year over year increase in research and development expenses was attributable to higher personnel costs of $7.6 million (including a $0.6 million increase in stock-based compensation) as a result of the increase in our headcount in research and development, including $1.0 million due to changes in the value of the Swedish kronor compared to the U.S. dollar as the vast majority of our research and development staff is based in Lund, Sweden, and an increase of $3.5 million in other expenses such as facilities and travel related to a larger research and development function.

General and Administrative. General and administrative expenses were $63.3 million in 2011 compared to $36.0 million in 2010, an increase of $27.3 million, or 75.7%. General and administrative expenses for the year ended December 31, 2011 was negatively impacted by approximately $3.6 million due to the general weakening of the U.S. dollar relative to the euro, the British pound and the Swedish kronor. We had an increase in personnel costs of $12.9 million (including a $2.0 million increase in stock-based compensation) to build out our corporate level functions to support anticipated global growth and meet the demands and compliance responsibilities of a U.S. public company. We had an increase in other general and administrative costs of $9.5 million, primarily due to an increase in professional fees, such as legal and IT consulting, as we expanded our infrastructure to support anticipated global growth. In addition, in 2011, we had $2.2 million in lease termination costs relating to our previous facility in Lund, Sweden, an increase in public company costs, such as accounting and legal fees and directors and officers insurance, of $1.9 million and an increase in other facility and infrastructure costs of $1.6 million to support our international expansion. These increases were offset by a decrease in travel expenses of $0.8 million.

Other Expense, net

Other expense, net was $0.8 million in 2011 compared to other expense, net of $6.9 million in 2010. During 2011, we had foreign exchange losses and other expenses of $1.1 million offset by net interest income of $0.3 million. During 2010, we had foreign exchange losses and other expenses of $4.4 million, expense due to the change in the fair value of the then outstanding stock warrants of $2.0 million and net interest expense of $0.5 million. The change in the fair value of stock warrants decreased due to the reclassification of the warrant liability to additional paid-in-capital upon the effectiveness of our IPO in July 2010. Net interest expense decreased primarily due to the repayment in full of the principal, accrued interest and prepayment penalty of our previously outstanding note payable balance in July 2010.

Provision for Income Taxes

Our annual effective tax rate for the year ended December 31, 2011 was a provision of 52.1%, which resulted in a provision for income taxes of approximately $9.8 million. The effective tax rate increased from 2010 annual effective rate of 34.8% due primarily to a $4.4 million non-cash income tax charge related to the need for a valuation allowance against certain deferred tax assets. This valuation allowance was established against certain of our deferred tax assets that resulted from the uncertain realizability of those assets. We operate in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting our earnings (losses) and the applicable tax rate in the various locations where we operate. During the year ended December 31, 2011 and 2010, our Swedish operations had a significant impact on our effective tax rate, as our intellectual property is held by our Swedish holding company, QlikTech International AB (“QTIAB”), which results in a significant portion of our pre-tax income (loss) being taxed at the Swedish corporate tax rate.

Foreign Exchange Rates

We conduct business in our foreign operations in local currencies. Accordingly, our revenue and operating expense results presented above are affected by changes in foreign exchange rates. Income and expense accounts are translated at the average monthly exchange rates during the period. Total revenue for the year ended December 31, 2012 was negatively impacted by approximately $13.9 million due to the general strengthening of the U.S. dollar relative to the euro, the British pound and the Swedish kronor. Total cost of revenue and operating expenses for the year ended December 31, 2012 were positively impacted by approximately $11.2 million due to the general strengthening of the U.S. dollar relative to the euro, the British pound and the Swedish kronor. Total revenue for the year ended December 31, 2011 was positively impacted by approximately $12.8 million due to the general weakening of the U.S. dollar relative to the euro, the British pound and the Swedish kronor. Total cost of revenue and operating expenses for the year ended December 31, 2011 were negatively impacted by approximately $13.9 million due to the general weakening of the U.S. dollar relative to the euro, the British pound and the Swedish kronor.

Seasonality

Our quarterly results reflect seasonality in the sale of our products and services. Historically, a pattern of increased license sales in the fourth quarter has positively impacted sales activity in that period which can make it difficult to achieve sequential revenue growth in the first quarter. In addition, our European operations occasionally provide lower revenues in the summer months because of the generally reduced level of economic activity in Europe during those months. Similarly, our gross margins and income from operations have been affected by these historical trends because the majority of our expenses are relatively fixed in the near-term. The timing of revenues in relation to our expenses, much of which does not vary directly with revenue, has an impact on the cost of revenue, sales and marketing expense, research and development expense and general and administrative expense as a percentage of revenue in each calendar quarter during the year. The majority of our expenses is personnel-related and includes salaries, stock-based compensation, benefits and incentive-based compensation plan expenses. As a result, we have not experienced significant seasonal fluctuations in the timing of expenses from period to period, other than an increase in total operating expenses during the first quarter of each year as a result of our annual employee summit and an increase in sales and marketing expenses in the second quarter of each year due to our annual partner event. On a quarterly basis, we have usually generated the majority of our revenues in the final month of each quarter and a significant amount in the last two weeks of a quarter. We believe this is due to customer buying patterns typical in this industry. Although these seasonal factors are common in the technology sector, historical patterns should not be considered a reliable indicator of our future sales activity or performance.

Acquisitions

On June 11, 2012, we acquired all of the outstanding shares of Expressor, a provider of data management software, for $10.8 million, net of cash acquired. The acquisition of Expressor is expected to expand the use of QlikView’s Business Discovery platform by providing a metadata intelligence solution designed to help companies know what data is being used and how it is being used, while ensuring consistency and appropriate reuse of common data definitions. The results of operations and financial position of Expressor are included in our consolidated financial statements from and after the date of acquisition. The inclusion of Expressor did not have a material impact on our consolidated financial results for the year ended December 31, 2012. We allocated $6.3 million of the purchase price to definite-lived intangible assets, which consisted primarily of acquired technology. The value assigned to Expressor’s acquired technology was determined by using the excess earnings method. Under this method, the value of the acquired technology is a function of the estimated obsolescence curve of the acquired technology as of the corresponding valuation date, the expected future net cash flows generated by the acquired technology and the discount rate that reflects the level of risk associated with receiving future cash flows attributable to the acquired technology. We amortize the acquired technology on a straight-line basis over an estimated useful life of five years. After allocating the purchase price to the assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, we recorded goodwill of $4.7 million related to this acquisition. Goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. We believe the goodwill related to the acquisition was a result of the expected synergies to be realized from combining operations and is not expected to be deductible for income tax purposes.

We account for acquisitions using the purchase method of accounting. In each case, we allocated the purchase price to the assets acquired, including intangible assets and liabilities assumed, based on estimated fair values at the date of the acquisition.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the sale of preferred stock and common stock, cash flows generated by operations and borrowings under debt instruments. As of December 31, 2012, we had cash and cash equivalents totaling $195.8 million, net accounts receivable of $144.5 million and working capital of $197.3 million. Our cash and cash equivalents held domestically were $108.1 million as of December 31, 2012. We believe that our cash and cash equivalents balances in the U.S. are currently sufficient to fund our U.S. operations. As of December 31, 2012, cash and cash equivalents held by foreign subsidiaries were $87.7 million, which include undistributed earnings of foreign subsidiaries indefinitely invested outside of the U.S. of $55.4 million. Except as required under U.S. tax law, we do not accrue for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to continue to invest such undistributed earnings outside of the U.S. If these funds are needed for our operations in the U.S., we would be required to accrue and, subsequent to the full utilization of our existing net operating loss carryforwards, pay U.S. taxes to repatriate these funds.

Our capital expenditures for 2012 were $10.3 million, comprised primarily of additional leasehold improvements, furniture and fixtures and computer equipment, as well as investments made in new enterprise resource planning system. In addition, during the year ended December 31, 2012, we acquired all of the outstanding shares of Expressor which resulted in a cash expenditure of approximately $10.8 million.

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

The following table shows selected balance sheet data as well as our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	December 31, 2012	December 31, 2011
	(dollars in thousands)
Cash and cash equivalents	$195,803	$177,413
Accounts receivable, net	144,475	111,710
Deferred revenue	85,942	67,116
Working capital	197,264	182,020

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Cash flow activities
Net cash provided by operating activities	$27,692	$16,693	$25,859
Net cash used in investing activities	(21,126)	(7,767)	(2,483)
Net cash provided by financing activities	9,684	12,124	110,621

Cash and Cash Equivalents

Our cash and cash equivalents at December 31, 2012 were held for working capital purposes and were invested primarily in bank deposits and money market accounts having less than 90 day maturities. We do not enter into investments for trading or speculative purposes. These balances could be impacted if the underlying depository institutions or the guarantors fail or could be subject to adverse conditions in the financial markets. We can provide no assurances that access to our funds will not be impacted by adverse conditions in the financial markets.

Cash Flows

Cash Provided by Operating Activities

Net cash provided by operating activities was $27.7 million for the year ended December 31, 2012. We incurred non-cash expenses totaling $26.6 million for the year ended December 31, 2012. Non-cash expenses primarily consisted of stock-based compensation expense, provisions for bad debt, foreign currency gains and losses, and depreciation and amortization expense. We realized an excess tax benefit from stock-based compensation of $4.8 million for the year ended December 31, 2012.

The change in certain assets and liabilities resulted in a net source of cash of $2.1 million for the year ended December 31, 2012. Net cash provided by operating activities is driven by sales of our products. Collection of accounts receivable from product sales is a significant component of our cash flows from operating activities, as is the change in deferred revenue related to these sales. In addition, net cash provided by operating activities reflects income tax payments made of $2.7 million.

Net cash provided by operating activities was $16.7 million for the year ended December 31, 2011. We incurred non-cash expenses totaling $17.4 million for the year ended December 31, 2011. Non-cash expenses primarily consisted of stock-based compensation expense, provisions for bad debt, foreign currency gains and losses, and depreciation and amortization expense. We realized an excess tax benefit from stock-based compensation of $2.4 million for the year ended December 31, 2011.

The change in certain assets and liabilities resulted in a net use of cash of $7.3 million for the year ended December 31, 2011. Net cash provided by operating activities is driven by sales of our products. Collection of accounts receivable from product sales is a significant component of our cash flows from operating activities, as is the change in deferred revenue related to these sales. In addition, net cash provided by operating activities reflects income tax payments made of $13.8 million.

Net cash provided by operating activities was $25.9 million for the year ended December 31, 2010. We incurred non-cash expenses totaling $10.3 million for the year ended December 31, 2010. Non-cash expenses primarily consisted of stock-based compensation expense, provisions for bad debt, change in the fair value of warrants, foreign currency gains and losses and depreciation and amortization expense. We realized an excess tax benefit from stock-based compensation of $0.7 million for the year ended December 31, 2010.

The change in certain assets and liabilities resulted in a net source of cash of $2.8 million for the year ended December 31, 2010. Cash provided by operating activities is driven by sales of our products. Collection of accounts receivable from product sales is a significant component of our cash flows from operating activities, as is the change in deferred revenue related to these sales. In addition, net cash provided by operating activities reflects income tax payments of $1.5 million.

Cash Used in Investing Activities

Net cash used in investing activities was $21.1 million for the year ended December 31, 2012. During the year ended December 31, 2012, we acquired Expressor which resulted in a use of cash of approximately $10.8 million. In addition, cash used in investing activities for the year ended December 31, 2012 included $10.3 million for capital expenditures related to leasehold improvements and computer equipment as we continued to expand our infrastructure and workforce. During the year ended December 31, 2012, we began to occupy a new office in Winnersh, United Kingdom. During the year ended December 31, 2012, we incurred approximately $2.3 million of capital expenditures related to this new office space.

Net cash used in investing activities was $7.8 million for the year ended December 31, 2011. Cash used in investing activities for the year ended December 31, 2011 was primarily for capital expenditures related to leasehold improvements and computer equipment as we continued to expand our infrastructure and workforce.

Net cash used in investing activities was $2.5 million for the year ended December 31, 2010. Cash used in investing activities for the year ended December 31, 2010 was primarily for capital expenditures of $2.7 million related to leasehold improvements and computer equipment as we continued to expand our infrastructure and workforce. In addition, during the year ended December 31, 2010, we acquired Syllogic Corporation which resulted in a source of cash of approximately $0.2 million.

Cash Provided By Financing Activities

Net cash provided by financing activities was $9.7 million for the year ended December 31, 2012. Net cash provided by financing activities for the year ended December 31, 2012 primarily resulted from the proceeds from the exercise of stock options of $5.5 million and an excess tax benefit from stock-based compensation of $4.8 million. These proceeds were offset by payments under our subsidiaries’ lines of credit of approximately $0.4 million and payments on contingent consideration of $0.2 million for the achievement of certain financial targets related to the acquisition of Syllogic Corporation in January 2010.

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

Net cash provided by financing activities was $110.6 million for the year ended December 31, 2010. Net cash provided by financing activities for the year ended December 31, 2010 primarily resulted from the net proceeds of our IPO of $115.1 million, proceeds from the exercise of stock options of $1.7 million and the exercise of warrants of $0.6 million, an excess tax benefit from stock-based compensation of $0.7 million and proceeds from the issuance of stock options of $0.1 million. These proceeds were offset by payments under our then outstanding long-term note payable of $7.4 million and payments on our then outstanding line of credit of $0.2 million.

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

For the years ended December 31, 2012 and 2011, Non-GAAP income from operations is determined by taking income from operations and adding back stock-based compensation expense, employer payroll taxes related to stock transactions, amortization of intangible assets, contingent consideration adjustments and lease termination costs. Non-GAAP net income is determined by taking income before provision for income taxes and adding back stock-based compensation expense, employer payroll taxes on stock transactions, amortization of intangible assets, contingent consideration adjustments, lease termination costs and the result is tax affected at an estimated long-term effective tax rate of 32%. We believe that our Non-GAAP adjustments provide useful information to both management and investors for the following factors:

• Stock-based compensation. Although stock-based compensation is an important aspect of the compensation of our employees and executives, determining the fair value of the stock-based instruments involves a high degree of judgment and estimation and the expense recorded may bear little resemblance to the actual value realized upon the future exercise or termination of the related stock-based awards. Furthermore, unlike cash compensation, the value of stock-based compensation is determined using a complex formula that incorporates factors, such as market volatility, that are beyond our control. We believe it is useful to exclude stock-based compensation in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies.

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

• Contingent consideration adjustment. In January 2010, QlikTech acquired Syllogic Corporation, a reseller of QlikView software in Japan. The purchase price included contingent cash consideration of up to $0.8 million. At each reporting date, management remeasures the contingent consideration at fair value until the contingency is resolved. During the three months ended December 31, 2011, a charge of $0.3 million was recorded related to changes in fair value of contingent consideration liabilities and is included in our consolidated statement of income. Management believes that these costs are generally non-recurring and do not correlate to the ongoing operation of its business.

• Lease termination costs. Lease termination costs include termination costs to settle lease obligations related to facilities that are no longer occupied as well as the write-off of leasehold improvements related to those facilities that are no longer in use. We believe that these costs are generally non-recurring and do not correlate to the on-going operation of our business.

The following is a reconciliation of Non-GAAP income from operations, Non-GAAP net income and Non-GAAP net income per common share to the most comparable U.S. GAAP measure for the periods indicated (in thousands, except share and per share data):

	Year Ended December 31,
	2012	2011
Reconciliation of Non-GAAP Income from Operations:
GAAP income from operations	$14,630	$19,659
Stock-based compensation expense	19,315	10,206
Employer payroll taxes on stock transactions	1,948	2,371
Amortization of intangibles	730	—
Contingent consideration adjustment	—	265
Lease termination costs	—	2,236

Non-GAAP income from operations....	$36,623	$34,737

Reconciliation of Non-GAAP Net Income:
GAAP net income	$3,839	$9,044
Stock-based compensation expense	19,315	10,206
Employer payroll taxes on stock transactions	1,948	2,371
Amortization of intangibles	730	—
Contingent consideration adjustment	—	265
Lease termination costs	—	2,236
Income tax adjustment (1)	(2,894)	(1,041)

Non-GAAP net income	$22,938	$23,081

Reconciliation of Non-GAAP Income per Share:
Non-GAAP net income per common share — basic	$0.27	$0.28

Non-GAAP net income per common share — diluted	$0.26	$0.27

GAAP net income per common share — basic	$0.04	$0.11

GAAP net income per common share — diluted	$0.04	$0.11

Weighted average number of common shares outstanding — basic	85,423,074	82,043,958

Weighted average number of common shares outstanding — diluted	87,640,844	85,574,414

(1)	Income tax adjustment is used to adjust the U.S. GAAP provision for income taxes to a Non-GAAP provision for income taxes utilizing an estimated long-term effective tax rate of 32%.

The following table reflects the impact of changes in foreign currency exchange rates from the prior year periods on the reported amounts of total revenue for the year ended December 31, 2012. To determine the revenue growth rates on a constant currency basis for the year ended December 31, 2012, revenue from entities reporting in foreign currencies was translated into U.S. dollars using the comparable prior year period’s foreign currency exchange rates.

	Year Ended December 31,
	2012	2011	% change
	(unaudited)
Constant currency reconciliation:
Total revenue, as reported	$388,537	$320,619	21%
Estimated impact of foreign currency fluctuations			5%

Total revenue constant currency growth rate			26%

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. We believe that these accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. There were no material changes to our critical accounting policies and use of estimates during the year ended December 31, 2012.

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

We also sell software licenses to OEMs who integrate our product for distribution with their applications. We do not currently offer any rights to return products sold to resellers. The OEM’s end-user customer is licensed to use our products solely in conjunction with the OEM’s application. In OEM arrangements, key delivery is required as the basis for revenue recognition. We recognize revenue under OEM arrangements when (a) persuasive evidence of an arrangement exists (e.g. a signed contract or purchase order); (b) delivery of the product has occurred and there are no remaining obligations or substantive customer acceptance provisions; (c) the fee is fixed or determinable; and (d) collection of the fee is deemed reasonably assured.

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

Stock-Based Compensation

Our stock-based compensation is as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Cost of revenue	$1,651	$701	$188
Sales and marketing	10,337	5,672	1,572
Research and development	2,058	710	96
General and administrative	5,269	3,123	1,162

	$19,315	$10,206	$3,018

Common Stock Options

For the years ended December 31, 2012, 2011 and 2010, we calculated the fair value of common stock options granted using the Black-Scholes pricing model with the following assumptions:

	Year Ended December 31,
	2012	2011	2010
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	0.8 — 1.2%	1.1 — 2.7%	1.3% — 2.7%
Expected volatility	46.7 — 47.5%	45.3% — 47.0%	48.3% — 50.2%
Expected term (Swedish grants, in years)	—	4	4
Expected term (all other grants, in years)	6.25	6.25	6.25

We use the Black-Scholes option-pricing model to value our common stock option awards. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected term of the stock-based payment awards and stock price volatility. For stock options granted, since our historical stock data from our IPO in July 2010 is less than the expected term of the stock option, we have used a blended volatility to estimate expected volatility. The blended volatility includes a weighting of our historical volatility from the date of our IPO to the respective grant date and an average of our peer group historical volatility consistent with the expected term of the option. Our peer group historical volatility includes the historical volatility of companies that are similar in revenue size, in the same industry or are competitors. We expect to continue to use a larger proportion of our historical volatility in future periods as we develop additional historical experience of our own stock price fluctuations considered in relation to the expected term of the option. The expected term for stock option grants is based on the simplified method. We expect that our actual experience surrounding the expected term will replace our use of the simplified method once we have established a sufficient history of historical behavior patterns. The risk-free interest rate is based on U.S. Treasury yield curve with a remaining term equal to the expected term assumed at grant. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimate and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different in the future.

Following our IPO, we established a policy of using the closing sale price per share of our common stock as quoted on NASDAQ on the date of grant for purposes of determining the exercise price per share of our options to purchase common stock.

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

As of December 31, 2012, there was approximately $50.7 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested employee and non-employee director common stock option awards that we expect to recognize over a weighted-average period of 3.0 years.

Based upon the closing price of our common stock on December 31, 2012 of $21.72, the aggregate intrinsic value of common stock options outstanding as of December 31, 2012 was $75.3 million, of which $61.6 million related to vested common stock options and $13.7 million related to unvested common stock options.

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

As of December 31, 2012, there was $4.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to the unvested restricted stock unit awards. The remaining cost is expected to be recognized over a weighted-average period of approximately 2.9 years.

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

As of December 31, 2012, there was $3.6 million of total unrecognized compensation cost related to unvested MVSSSARs. The remaining cost is expected to be recognized over a weighted-average period of approximately 2.9 years.

Research and Development Expense for Software Products

Software development costs are generally expensed as incurred until technological feasibility has been established, at which time such costs are capitalized to the extent that the capitalizable costs do not exceed the realizable value of such costs, until the product is available for general release to customers. Based on our product development process, technological feasibility is established upon the completion of a working model of the software product that has been tested to be consistent with the product design specifications and that is free of any uncertainties related to high-risk development issues. Costs incurred by us between completion of the working model and the point at which the product is ready for general release have been insignificant. Accordingly, we generally charge all such costs to research and development expense.

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the respective financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. For the year ended December 31, 2012, our tax provision consists principally of foreign tax expense and a $3.6 million non-cash income tax charge related to the need for a valuation allowance against certain deferred tax assets. For the year ended December 31, 2011, our tax provision consists principally of foreign tax expense and a $4.4 million non-cash income tax charge related to the need for a valuation allowance against certain deferred tax assets.

We continue to assess the realizability of our deferred tax assets. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. We establish valuation allowances when necessary to reduce deferred tax assets to the amounts expected to be realized. The factors used to assess the likelihood of realization include our latest forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. As of December 31, 2012 and 2011, our deferred tax assets had a valuation allowance of $18.7 million and $7.9 million, respectively, as a result of the unrealizability of those assets.

As of December 31, 2012, we have $24.5 million of U.S. federal net operating loss carry forwards, $4.6 million of state net operating loss carry forwards, and $1.0 million of foreign net operating loss carry forwards. The majority of these net operating loss carry forwards will expire, if unused, between 2020 and 2032. We also have $2.4 million of federal tax credits that will expire, if unused, in 2020.

Utilization of U.S. federal and state net operating loss carry forwards may be subject to limitations under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that may have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss carry forwards that can be utilized annually to offset future taxable income. We have not completed a study to assess whether ownership changes have occurred. There also could be additional ownership changes in the future which may result in additional limitations of these net operating loss carry forwards.

In addition to the aforementioned U.S. federal and state net operating loss carry forwards, we have $109.6 million in cumulative income tax deductions from the exercise of stock options and the vesting of restricted stock units, which have expiration periods beginning in 2030. The income tax benefit will be recorded to additional paid-in-capital when realized. Since we were able to reduce its actual cash income taxes for U.S. federal and state purposes and in certain foreign jurisdictions, the realization of $4.8 million, $2.4 million and $0.7 million of income tax savings was recognized as a benefit to additional paid-in-capital during the years ended December 31, 2012, 2011 and 2010.

We use a more-likely-than-not recognition threshold based on the technical merits of tax positions taken. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. We recognize interest and penalties related to income tax matters in provision for income taxes. At December 31, 2012 and 2011, our reserve for uncertain tax positions was $2.4 million and $2.9 million, respectively.

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

We expect the earnings of our foreign subsidiaries will continue to be reinvested indefinitely. Accordingly, at December 31, 2012, no provision has been made for U.S. federal and state income taxes of these foreign earnings of $55.4 million. Upon distribution of these earnings, in the form of dividends or otherwise, we may be subject to U.S. income taxes and foreign withholding taxes. The determination of the amount of unrecognized deferred U.S. income tax liability on these earnings is not practicable because of the complexities with the hypothetical calculations.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2012 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payment Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Thereafter
	(dollars in thousands)
Operating lease obligations	$74,630	$14,874	$23,422	$16,708	$19,626
Other obligations	11,300	7,495	3,380	425	—

Total contractual obligations	$85,930	$22,369	$26,802	$17,133	$19,626

We generally do not enter into long-term minimum purchase commitments. Our principal commitments consist of obligations under facility leases for office space.

In June 2012, we entered into a software licensing agreement with a third party vendor. The minimum term of the agreement continues through June 30, 2017. During the twelve months ended December 31, 2012, we made payments of $1.7 million pursuant to the agreement. As of December 31, 2012, payments totaling $4.4 million are payable under this software licensing agreement through December 2016. These amounts are included in “other obligations” in the table above.

We have obligations related to unrecognized tax benefit liabilities totaling $2.6 million, which have been excluded from the tables above as we do not think it is practicable to make reliable estimates of the periods in which payment for these obligations will be made. However, the following table estimates when these obligations will expire. See Note 8 of our notes to the consolidated financial statements.

	Expiration by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Thereafter
	(dollars in thousands)
Unrecognized Tax Benefit Liabilities	$2,568	$324	$327	$162	$1,755

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than those that are discussed above.

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

In June 2011, the FASB issued an ASU No. 2011-5, Comprehensive Income Topic (Topic 220), Presentation of Comprehensive Income. ASU No. 2011-5 requires companies to present comprehensive income in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement. This update does not change which items are reported in other comprehensive income or the requirement to report reclassifications of items from other comprehensive income to net income. This requirement became effective for us beginning with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and will require retrospective application for all periods presented. The adoption of this update had no material impact on our financial position, results of operations or liquidity.

In September 2011, the FASB issued an ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment. Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines that this threshold is not met, then performing the two-step impairment is unnecessary. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011. The adoption of this update had no material impact on our financial position, results of operations or liquidity.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates. We do not hold financial instruments for trading purposes.

Market Risk

We are exposed to certain financial risks, including fluctuations in foreign currency exchange rates and interest rates. We manage our exposure to these market risks through internally established policies and procedures. Our policies do not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. We currently do not use financial instruments for trading purposes and we currently are not a party to any leveraged derivatives. We continue monitor our underlying market risk exposures on an ongoing basis and, where appropriate, may use hedging strategies to mitigate these risks.

Interest Rate Sensitivity

We had cash and cash equivalents of $195.8 million at December 31, 2012 and $177.4 million at December 31, 2011. We held these amounts in cash or money market funds.

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

Foreign Exchange Risk

We market our products in the Americas, Europe, the Asia-Pacific Regions, and Africa and largely develop our products in Europe and the U.S. As a result of our business activities in foreign countries, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We sell our products in certain countries in the local currency of the respective country. There is a risk that we will have to adjust local currency product pricing due to the competitive pressure when there has been significant volatility in foreign exchange rates. In addition, a vast majority of our product development activities are principally based at our facility in Lund, Sweden. This provides some natural hedging because most of our subsidiaries’ operating expenses are denominated in their local currencies. Regardless of this natural hedging, our results of operations may be adversely impacted by the exchange rate fluctuation. Although we will continue to monitor our exposure to currency fluctuations and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions. We may choose not to hedge certain foreign exchange exposure for a variety of reasons, including accounting considerations and the prohibitive economic cost of hedging particular exposure.

Foreign exchange risk exposures arise from transactions denominated in a currency other than our functional currency and from foreign denominated revenue and profit translated into U.S. dollars. Approximately 69% of our operating revenues for each of the years ended December 31, 2012, 2011 and 2010 were earned in foreign denominated currencies other than the U.S. dollar. The principal foreign currencies in which we conduct business are the euro, the Swedish kronor and the British pound. The translation of currencies in which we operate into the U.S. dollar may affect consolidated revenues and gross profit margins as expressed in U.S. dollars. We seek to manage our foreign exchange risk in part through operational means, including managing same-currency revenues in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, changes in those currencies relative to the U.S. dollar will impact our revenues and expenses. If the U.S. dollar weakens against a specific foreign currency, our revenues will increase having a positive impact on net income, and our overall expenses will increase, having a negative impact on net income. Likewise, if the U.S. dollar strengthens against a specific foreign currency, our revenues will decrease having a negative impact on net income, and our overall expenses will decrease, having a positive impact on net income. Therefore, significant shifts in foreign currencies can impact our short-term results, as well as our long-term forecasts and targets.

Our actual future gains and losses may differ materially due to the inherent limitations with the timing and amount of changes in foreign currency exchange rates and our actual exposure and positions.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are submitted on pages F-1 through F-30 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROL AND PROCEDURES

(a) Evaluation of Disclosure and Control Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2012, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. GAAP, as of December 31, 2012.

Ernst & Young LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting which is included below.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders of Qlik Technologies Inc.:

We have audited Qlik Technologies Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Qlik Technologies Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Qlik Technologies Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Qlik Technologies Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2012, and our report dated February 26, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania February 26, 2013

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this Item is incorporated by reference from our proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2012.

Executive Officers of the Registrant

The following table sets forth the name, age, and position of each of our executive officers as of February 22, 2013:

Name	Age	Positions Held
Lars Björk (1)	50	President, Chief Executive Officer and Director
William G. Sorenson	57	Chief Financial Officer and Treasurer
Leslie Bonney	54	Chief Operating Officer
Anthony Deighton	39	Chief Technology Officer and Senior Vice President, Products
Paul Farmer	40	Chief People Officer
Dennis E. Johnson	39	Chief Accounting Officer
Deborah C. Lofton	45	Vice President and General Counsel and Secretary
Terrie O’Hanlon	52	Chief Marketing Officer

(1)	Member of the Board of Directors

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

William G. Sorenson has served as our Chief Financial Officer and Treasurer since August 2008. From January 2007 to April 2008, Mr. Sorenson served as Chief Operating Officer of Firebrand TV. From November 2005 to November 2006, Mr. Sorenson served as Chief Financial Officer of Savaje Technologies, Inc. From January 2002 to March 2005, Mr. Sorenson served as Chief Financial Officer of EMI Music Publishing. Prior to that Mr. Sorenson held executive level positions at Bertlesmann AG and the News Corporation Ltd. Mr. Sorenson received an M.A. in International Relations from The American University, Washington, D.C. and a B.A. in Foreign Languages from LeMoyne College, Syracuse, New York. On February 14, 2013, we announced Mr. Sorenson’s intention to resign as Chief Financial Officer for personal reasons. Mr. Sorenson plans to continue as Chief Financial Officer until a successor is named in order to facilitate an orderly transition of his responsibilities.

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

Deborah C. Lofton has served as our Vice President and General Counsel and Secretary since January 2011. From January 2008 to January 2011, Ms. Lofton served as Counsel at McCausland Keen & Buckman. From 2005 to 2007, Ms. Lofton served as Senior Vice President, General Counsel and Secretary of InfraSource Services, Inc. Prior to that, Ms. Lofton held executive level positions at SunGard Availability Services, RMH Teleservices, Inc. and SunGard Data Systems, Inc. Ms. Lofton has a B.A. in American Government from the University of Virginia and a J.D. from the University of Virginia School of Law.

Terrie O’Hanlon has served as our Chief Marketing Officer since January 2013. From 2006 to February 2012, Ms. O’Hanlon served as Chief Marketing Officer and Senior Vice President, Brand Strategy for Manhattan Associates, a global enterprise supply chain solution leader. From February 2012 to April 2012, Ms. O’Hanlon served as Vice President, Marketing for NCR’s retail division, and from April 2012 to January 2013, she served as a marketing consultant to a variety of technology companies. Ms. O’Hanlon’s career also includes executive marketing positions with CheckFree, a financial electronic commerce pioneer that established the electronic billing and payment market along with other online banking and commerce services, WebMD Practice Services, Dun and Bradstreet Software and Per-Se Technologies, as well as consulting for a variety of leading technology companies through marketing agency roles. Ms. O’Hanlon holds a Master in Business Administration in Marketing from Columbia University and a Bachelor of Science degree in journalism from the University of Florida where she was honored as valedictorian.

Code of Business Conduct

Our board of directors has adopted a code of business conduct that applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and directors. The full text of our code of business conduct is posted on our website at http://www.qlikview.com under the Investor Relations section. We intend to disclose future amendments to certain provisions of our code of business conduct, or waivers of such provisions, applicable to our directors and executive officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) at the same location on our website identified above and also in a Current Report on Form 8-K within four business days following the date of such amendment or waiver. A copy of the code of business conduct is also available upon request to the Corporate Secretary at Qlik Technologies Inc., 150 N. Radnor-Chester Road, Suite E-220, Radnor, PA 19087.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information in our proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Other than with respect to the Securities Authorized for Issuance under Equity Compensation Plans below, the information required by this item is incorporated by reference from the information in our proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2012.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information regarding our equity compensation plans in effect as of December 31, 2012:

Plan Category	Number of Securities to be Issued Under Equity Compensation Plans		Weighted-Average Exercise Price Under Equity Compensation Plans		Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	11,449,706	(1)	$16.53	(2)	1,912,178	(3)
Equity compensation plans not approved by security holders	—		—		—

Total	11,449,706	(1)	$16.53	(2)	1,912,178	(3)

(1)	Includes 6,725,236 shares issuable upon exercise of outstanding options, 249,798 shares issuable upon settlement of restricted stock units and 783,550 MVSSSARs under the 2010 Equity Incentive Plan. Includes 2,782,894 shares issuable upon exercise of outstanding options under the 2007 Equity Incentive Plan. Includes 908,228 shares issuable upon exercise of outstanding options under the 2004 Equity Incentive Plan.
(2)	Does not take into account restricted stock units, which have no exercise price.
(3)	On January 1 of each year, the number of shares reserved under the 2010 Equity Incentive Plan is automatically increased by 3.75% of the total number of shares of Common Stock that are outstanding at that time, or, if less, by 3,300,000 shares (or such lesser number as may be approved by the Company’s board of directors).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information in our proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2012.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information in our proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2012.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on February 26, 2013.

QLIK TECHNOLOGIES INC.

By:	/s/ LARS BJÖRK
Lars Björk President, Chief Executive Officer, and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ LARS BJÖRK Lars Björk	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 26, 2013

/s/ WILLIAM G. SORENSON William G. Sorenson	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 26, 2013

/s/ DENNIS E. JOHNSON Dennis E. Johnson	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2013

/s/ BRUCE GOLDEN Bruce Golden	Chairman of the Board	February 26, 2013

/s/ JOHN GAVIN, JR. John Gavin, Jr.	Director	February 26, 2013

/s/ DEBORAH HOPKINS Deborah Hopkins	Director	February 26, 2013

/s/ ALEXANDER OTT Alexander Ott	Director	February 26, 2013

/s/ STEFFAN C. TOMLINSON Steffan C. Tomlinson	Director	February 26, 2013

/s/ PAUL WAHL Paul Wahl	Director	February 26, 2013

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

on the Consolidated Financial Statements

The Board of Directors and Stockholders of Qlik Technologies Inc.:

We have audited the accompanying consolidated balance sheets of Qlik Technologies Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Qlik Technologies Inc. as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Qlik Technologies Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

February 26, 2013

QLIK TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$195,803	$177,413
Accounts receivable, net	144,475	111,710
Prepaid expenses and other current assets	14,455	10,194
Deferred income taxes	1,211	753

Total current assets	355,944	300,070

Property and equipment, net	17,048	10,766
Intangible assets, net	5,625	198
Goodwill	7,367	2,800
Deferred income taxes	1,761	2,303
Deposits and other noncurrent assets	2,628	1,571

Total assets	$390,373	$317,708

Liabilities and stockholders’ equity
Current liabilities:
Line of credit	$—	$326
Income taxes payable	4,154	1,638
Accounts payable	7,128	4,847
Deferred revenue	84,197	63,914
Accrued payroll and other related costs	36,976	30,572
Accrued expenses	26,075	16,753
Deferred income taxes	150	—

Total current liabilities	158,680	118,050

Long-term liabilities:
Deferred revenue	1,745	3,202
Deferred income taxes	512	—
Other long-term liabilities	3,874	6,921

Total liabilities	164,811	128,173

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 authorized, none issued and outstanding at December 31, 2012 and December 31, 2011	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized; 86,286,292 issued and outstanding at December 31, 2012 and 84,397,823 issued and outstanding at December 31, 2011	9	8
Additional paid-in-capital	209,614	180,058
Retained earnings	13,016	9,177
Accumulated other comprehensive income	2,923	292

Total stockholders’ equity	225,562	189,535

Total liabilities and stockholders’ equity	$390,373	$317,708

QLIK TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

	Year Ended December 31,
	2012	2011	2010
Revenue:
License revenue	$238,674	$204,414	$145,225
Maintenance revenue	120,490	89,129	59,846
Professional services revenue	29,373	27,076	21,450

Total revenue	388,537	320,619	226,521

Cost of revenue:
License revenue	5,058	3,540	3,670
Maintenance revenue	8,526	6,787	4,089
Professional services revenue	29,705	24,020	16,319

Total cost of revenue	43,289	34,347	24,078

Gross profit	345,248	286,272	202,443

Operating expenses:
Sales and marketing	211,314	178,456	125,059
Research and development	39,995	24,870	13,798
General and administrative	79,309	63,287	36,018

Total operating expenses	330,618	266,613	174,875

Income from operations	14,630	19,659	27,568

Other expense, net:
Interest income (expense), net	250	263	(488)
Change in fair value of warrants	—	—	(1,962)
Foreign exchange losses and other expense, net	(3,141)	(1,058)	(4,404)

Total other expense, net	(2,891)	(795)	(6,854)

Income before provision for income taxes	11,739	18,864	20,714
Provision for income taxes	(7,900)	(9,820)	(7,198)

Net income	$3,839	$9,044	$13,516

Net income per common share:
Basic	$0.04	$0.11	$0.24
Diluted	$0.04	$0.11	$0.21

Weighted average number of common shares:
Basic	85,423,074	82,043,958	45,232,782
Diluted	87,640,844	85,574,414	52,061,916

QLIK TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$3,839	$9,044	$13,516
Foreign currency translation gains (losses)	2,631	(829)	2,586

Comprehensive income	$6,470	$8,215	$16,102

QLIK TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Convertible Preferred Stock				Stockholders’ Equity (Deficit)
	Series A Preferred		Series AA Preferred		Common		Additional Paid-in- Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2010	19,846,279	$12,082	26,875,145	$11,819	16,629,146	$2	$5,743	$(13,383)	$(1,465)	$(9,103)
Proceeds from public offering, net of underwriters’ discount	—	—	—	—	12,880,000	1	115,099	—	—	115,100
Conversion of preferred stock to common stock, net offering costs	(19,846,279)	(12,082)	(26,875,145)	(11,819)	46,721,424	5	23,896	—	—	23,901
Warrant liability reclass	—	—	—	—	—	—	6,403	—	—	6,403
Exercise of stock options	—	—	—	—	1,840,034	—	1,741	—	—	1,741
Exercise of common stock warrants	—	—	—	—	561,786	—	650	—	—	650
Stock-based compensation expense	—	—	—	—	—	—	3,018	—	—	3,018
Excess tax benefit from stock-based compensation	—	—	—	—	—	—	675	—	—	675
Payments for stock options	—	—	—	—	—	—	81	—	—	81
Shares issued for acquisition	—	—	—	—	120,000	—	622	—	—	622
Net income	—	—	—	—	—	—	—	13,516	—	13,516
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	2,586	2,586

Balance at December 31, 2010	—	$—	—	$—	78,752,390	$8	$157,928	$133	$1,121	$159,190
Exercise of stock options	—	—	—	—	5,604,613	—	9,481	—	—	9,481
Vesting of restricted stock units	—	—	—	—	40,820	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	10,206	—	—	10,206
Excess tax benefit from stock-based compensation	—	—	—	—	—	—	2,443	—	—	2,443
Net income	—	—	—	—	—	—	—	9,044	—	9,044
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(829)	(829)

Balance at December 31, 2011	—	$—	—	$—	84,397,823	$8	$180,058	$9,177	$292	$189,535
Exercise of stock options	—	—	—	—	1,833,377	1	5,452	—	—	5,453
Vesting of restricted stock units	—	—	—	—	55,092	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	19,315	—	—	19,315
Excess tax benefit from stock-based compensation	—	—	—	—	—	—	4,789	—	—	4,789
Net income	—	—	—	—	—	—	—	3,839	—	3,839
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	2,631	2,631

Balance at December 31, 2012	—	$—	—	$—	86,286,292	$9	$209,614	$13,016	$2,923	$225,562

QLIK TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income	$3,839	$9,044	$13,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,255	2,971	1,713
Stock-based compensation expense	19,315	10,206	3,018
Excess tax benefit from stock-based compensation	(4,789)	(2,443)	(675)
Other non-cash items	2,005	4,189	3,603
Change in fair value of warrants	—	—	1,962
Changes in assets and liabilities:
Accounts receivable	(32,591)	(29,442)	(22,176)
Prepaid expenses and other assets	(4,098)	(3,309)	(4,309)
Income taxes	2,516	(6,793)	5,228
Deferred revenue	17,403	18,552	14,742
Accrued expenses and other liabilities	18,837	13,718	9,237

Net cash provided by operating activities	27,692	16,693	25,859

Cash flows from investing activities
Acquisition, net of cash acquired	(10,792)	—	194
Capital expenditures	(10,334)	(7,767)	(2,677)

Net cash used in investing activities	(21,126)	(7,767)	(2,483)

Cash flows from financing activities
Proceeds from public offering, net of underwriters’ discount and offering costs	—	—	115,100
Proceeds from exercise and issuance of common stock options and warrants	5,453	9,481	2,472
Excess tax benefit on stock-based compensation	4,789	2,443	675
Borrowings (payments) on line of credit, net	(356)	379	(242)
Payments on long-term debt, net	—	—	(7,384)
Contingent consideration payments	(202)	(179)	—

Net cash provided by financing activities	9,684	12,124	110,621
Effect of exchange rates on cash	2,140	(2,349)	(137)

Net increase in cash and cash equivalents	18,390	18,701	133,860
Cash and cash equivalents, beginning of period	177,413	158,712	24,852

Cash and cash equivalents, end of period	$195,803	$177,413	$158,712

Supplemental cash flow information:
Cash paid during the period for income taxes	$2,682	$13,803	$1,500

Non-cash investing activities:
Leasehold improvement allowance received under operating lease	$542	$1,764	$—

Common stock issued for acquisition of business	$—	$—	$622

QLIK TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(1)    Description of Business

Qlik Technologies Inc. (“We”, “QlikTech” or the “Company”) has pioneered a powerful, user-driven business intelligence (“BI”) solution that enables its customers to make better and faster business decisions, wherever they are. The QlikView Business Discovery platform, or QlikView, helps people create and share insights and analysis in group and across organizations. Business users can explore data, ask and answer their own stream of questions and follow their own path to insight on their own and in teams and groups. Through its wholly owned subsidiaries, the Company sells software solutions that are powered by our in-memory engine which maintains associations in data and calculates aggregations rapidly, as needed. QlikView is designed to give customers significant improvements in usability, flexibility and performance at lower costs compared to traditional BI solutions.

(2)    Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Foreign Currency Translation

The financial statements of the Company’s foreign operations are measured using the local currency as the functional currency. The local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date and the local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the reporting periods. Foreign currency transaction gains (losses) have been reflected as a component of the Company’s consolidated statements of income and foreign currency translation gains (losses) have been included as a component of the Company’s consolidated statements of comprehensive income and accumulated other comprehensive income. Gains and losses from foreign currency transactions are included as a component of other income (expense), net.

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

Accounts Receivable

The Company makes estimates regarding the collectability of its accounts receivable. When the Company evaluates the adequacy of its allowance for doubtful accounts, it considers multiple factors, including historical write-off experience, the need for specific customer reserves, the aging of receivables, customer creditworthiness and changes in customer payment cycles. If any of the factors used to calculate the allowance for doubtful accounts change or if the allowance does not reflect the Company’s future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed, and future results of operations could be materially affected. Once the outstanding receivable is determined to be uncollectible and all efforts at collection have been exhausted, the outstanding receivable is written-off.

The following table summarizes the changes in the Company’s allowance for doubtful accounts for the period indicated:

	Year Ended December 31,
	2012	2011	2010
Balance at the beginning of the period	$891	$807	$1,171
Amounts to expense	2,120	468	222
Accounts written off	(2,307)	(384)	(586)

Balance at the end of the period	$704	$891	$807

Concentration of Market Risk

The Company is exposed to certain financial risks, including fluctuations in foreign currency exchange rates and interest rates. The Company manages its exposure to these market risks through internally established policies and procedures. The Company’s policies do not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. The Company does not use financial instruments for trading purposes and the Company is not a party to any leveraged derivatives. The Company monitors its underlying market risk exposures on an ongoing basis and believes that it can modify or adapt its hedging strategies as needed.

The Company does not believe its business is substantially dependent on any particular customer as no customer represented more than 2% of its revenue in 2012, 2011 or 2010. The Company’s target markets are not confined to certain industries and geographies as it is focused on providing a solution that generally meets the needs of all business users. As of December 31, 2012, the Company’s global partner network was comprised of more than 1,500 partners in over 100 countries. No individual partner represented more than 3% of the Company’s revenues in the fiscal years ended December 31, 2012, 2011 or 2010.

Concentration of Credit Risk

The Company’s principal financial instruments subject to potential concentration of credit risk are cash and cash equivalents and accounts receivable, which are unsecured. The Company’s cash and cash equivalents are maintained at various financial institutions across different geographies. Deposits held with banks may at times exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, management believes they bear minimal risk. Concentration of credit risk with respect to trade accounts receivables is generally limited by a large customer base and its geographic dispersion. The Company believes it has a wide customer base consisting of Fortune 500 corporations, universities, large international companies, and other smaller businesses. As of and for the years ended December 31, 2012, 2011 and 2010, there were no significant concentrations with respect to the Company’s consolidated revenue or accounts receivable.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of the assets. The estimated useful lives are as follows: three years for computers and equipment and five years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the asset’s useful life or the remaining term of the lease.

Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance and repairs are charged to expense as incurred. When property is retired or otherwise disposed of, the costs and accumulated depreciation are removed from the accounts. Any resulting gain or loss is recognized concurrently.

Long-lived Assets

The Company considers whether indicators of impairment of long-lived assets, including identified intangible assets, held for use are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amount, and if so, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their fair value. No circumstances or events indicated impairment to long-lived assets during the years ended December 31, 2012, 2011 or 2010.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets acquired. The Company tests goodwill resulting from acquisitions for impairment annually on October 1, or whenever events or changes in circumstances indicate an impairment. If it is determined that an impairment has occurred, the Company will record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. Although the Company believes goodwill is appropriately stated in the consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance. There was no impairment during the years ended December 31, 2012, 2011 and 2010.

Intangible assets that are not considered to have an indefinite life are amortized over their useful lives on a straight-line basis. On a periodic basis, the Company evaluates the estimated remaining useful life of acquired intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. The carrying amounts of these assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The cost of intangible assets is amortized on a straight-line basis over their estimated useful lives of three to five years.

Revenue Recognition

The Company derives its revenues from three sources: (i) license revenues; (ii) maintenance revenues; and (iii) professional services revenues. The majority of license revenue is from the sale of perpetual licenses to customers or resellers. Maintenance, which generally has a contractual term of 12 months, includes telephone and web-based support and rights to software updates and upgrades on a when-and-if-available basis. Professional services include training, implementation, consulting and expert services.

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

The Company also sells software licenses to original equipment manufacturers (“OEMs”) who integrate the Company’s product for distribution with their applications. The Company does not offer any rights to return products sold to resellers. The OEM’s end-user customer is licensed to use the Company’s products solely in conjunction with the OEM’s application. In OEM arrangements, key delivery is required as the basis for revenue recognition. The Company recognizes revenue under its OEM arrangements when (a) persuasive evidence of an arrangement exists (e.g. a signed contract or purchase order); (b) delivery of the product has occurred and there are no remaining obligations or substantive customer acceptance provisions; (c) the fee is fixed or determinable; and (d) collection of the fee is deemed reasonably assured.

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

Product Warranties

Substantially all of the Company’s software products are covered by a standard 120 day warranty. In the event of a failure of software covered by this warranty, the Company must repair or replace the software or, if those remedies are insufficient, provide a refund. To date, the Company has not been required to record any reserve or revise any of the Company’s assumptions or estimates used in determining its warranty allowance. If the historical data the Company uses to calculate the adequacy of the warranty allowance is not indicative of future requirements, a warranty reserve may be required.

Commissions

The Company records commission expense related to license sales in the period in which the sale is made. For arrangements that consist solely of professional services, commission expense is recorded in the period in which the professional services have been rendered.

Research and Development

Software development costs are generally expensed as incurred until technological feasibility has been established, at which time such costs are capitalized to the extent that the capitalizable costs do not exceed the realizable value of such costs, until the product is available for general release to customers. Based on the Company’s product development process, technological feasibility is established upon the completion of a working model of the software product that has been tested to be consistent with the product design specifications and that is free of any uncertainties related to high-risk development issues. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant. Accordingly, the Company generally charges all such costs to research and development expense in the accompanying consolidated statements of income.

Advertising

Advertising costs are charged to operations as incurred and include direct marketing, events, public relations, sales collateral materials and partner programs. Advertising expense was approximately $21.0 million, $20.8 million and $15.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Stock-Based Compensation

The Company recognizes the cost of stock-based compensation based on the fair value of those awards at the date of grant over the requisite service period on a straight line basis. The Company uses the Black-Scholes-Merton (“Black-Scholes”) option pricing model to determine the fair value of common stock option awards. The fair value of a restricted stock unit is determined by using the fair value of the Company’s common stock on the date of grant. The estimated fair value of Maximum Value Stock-Settled Stock Appreciation Rights (“MVSSSARs”) is determined by utilizing a lattice model under the option pricing method. Stock-based compensation plans, related expenses and assumptions used in the Black-Scholes option pricing model and the lattice model under the option pricing method are more fully described in Note 12 to these consolidated financial statements. The estimated fair value of stock-based compensation awards on the date of grant is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense is recorded within cost of revenue, sales and marketing, research and development and general and administrative expenses in the consolidated statements of income.

The following table sets forth the total stock-based compensation expense included in the consolidated statements of income for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Cost of revenue	$1,651	$701	$188
Sales and marketing	10,337	5,672	1,572
Research and development	2,058	710	96
General and administrative	5,269	3,123	1,162

	$19,315	$10,206	$3,018

Net Income Per Common Share

Prior to completion of the Company’s initial public offering (“IPO”), the Company used the two-class method to compute net income per common share because the Company previously issued securities, other than common stock, that contractually entitled the holders to participate in dividends and earnings of the Company. The two class method required earnings available to common stockholders for the period, after an allocation of earnings to participating securities, to be allocated between common and participating securities based upon their respective rights to receive distributed and undistributed earnings. The Company’s Series A and Series AA preferred stock were each entitled to receive annual non-cumulative dividends of $0.0504 per share, payable prior and in preference to the holders of Series A common stock (hereinafter referred to as “Common Stock”) when and if declared by the Company’s board of directors. In the event a dividend was to be paid on Common

Stock, holders of Series A and Series AA preferred stock were entitled to a proportionate share of any such dividend as if they were holders of common shares (on an as-if converted basis).

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Basic net income per common share calculation:
Net income	$3,839	$9,044	$13,516
Less: Undistributed earnings allocated to participating securities	—	—	(2,644)

Net income attributable to common shares	3,839	9,044	10,872
Weighted average common shares outstanding	85,423,074	82,043,958	45,232,782

Basic net income per common share	$0.04	$0.11	$0.24

Diluted net income per common share calculation:
Net income	$3,839	$9,044	$13,516
Less: Undistributed earnings allocated to participating securities	—	—	(2,644)

Net income attributable to common shares	3,839	9,044	10,872
Weighted average shares used to compute basic net income per share	85,423,074	82,043,958	45,232,782
Effect of potentially dilutive securities:
Common stock options and restricted stock units	2,217,770	3,530,456	6,829,134

Weighted average shares used to compute diluted net income per share	87,640,844	85,574,414	52,061,916

Diluted net income per common share	$0.04	$0.11	$0.21

Diluted net income per common share for the periods presented does not reflect the following potential common shares as the effect would be anti-dilutive:

	Year Ended December 31,
	2012	2011	2010
Common stock options	2,515,661	3,017,776	614,900
Restricted stock units	126,020	70,200	3,320
MVSSSARs	16,478	387,785	—

	2,658,159	3,475,761	618,220

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

In June 2011, the FASB issued an Accounting Standards Update to the Comprehensive Income Topic in the ASC aimed at increasing the prominence of items reported in other comprehensive income (loss) in the financial statements. This update required companies to present comprehensive income (loss) in a single statement below net income (loss) or in a separate statement of comprehensive income (loss) immediately following the statement of operations. This requirement became effective for the Company beginning with the first quarter 2012

Quarterly Report on Form 10-Q and required retrospective application for all periods presented. The Company has adopted separate consolidated statements of comprehensive income (loss) immediately following the consolidated statements of operations.

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

(3)    Acquisitions

On June 11, 2012, the Company acquired all of the outstanding shares of Expressor, a provider of data management software, for $10.8 million, net of cash acquired. The acquisition of Expressor is expected to expand the use of QlikView’s Business Discovery platform by providing a metadata intelligence solution designed to help companies know what data is being used and how it is being used, while ensuring consistency and appropriate reuse of common data definitions. The results of operations and financial position of Expressor are included in the Company’s consolidated financial statements from and after the date of acquisition. The inclusion of Expressor did not have a material impact on the Company’s consolidated financial results for the year ended December 31, 2012. Had the acquisition occurred as of the beginning of the periods presented in these consolidated financial statements, the pro forma statements of operations would not be materially different than the consolidated statements of operations presented. The Company allocated $6.3 million of the purchase price to definite-lived intangible assets, which consists primarily of acquired technology. The value assigned to Expressor’s acquired technology was determined by using the excess earnings method. Under this method, the value of the acquired technology is a function of the estimated obsolescence curve of the acquired technology as of the corresponding valuation date, the expected future net cash flows generated by the acquired technology and the discount rate that reflects the level of risk associated with receiving future cash flows attributable to the acquired technology. The Company amortizes the acquired technology on a straight-line basis over an estimated useful life of five years.

After allocating the purchase price to the assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, the Company recorded goodwill of $4.7 million related to this acquisition. Goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. The Company believes the goodwill related to the acquisition was a result of the expected synergies to be realized from combining operations and is not expected to be deductible for income tax purposes. The Company tests the goodwill for impairment at least annually as described in Note 2.

The Company recognized deferred tax assets totaling $7.6 million in connection with the acquisition of Expressor. These deferred tax assets are offset by a full valuation allowance as the realization of such assets is uncertain. These deferred tax assets include acquired federal net operating loss carryforwards totaling $11.7 million, which may be subject to limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that may have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.

(4)    Goodwill and Other Intangible Assets

The following table provides a rollforward of the Company’s goodwill:

	2012	2011
Balance at January 1	$2,800	$2,746
Expressor acquisition	4,701	—
Impact of foreign currency translation	(134)	54

Balance at December 31	$7,367	$2,800

The following table provides information regarding the Company’s intangible assets subject to amortization:

	December 31, 2012			December 31, 2011
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Acquired technology	$6,120	$(858)	$5,262	$200	$(200)	$—
Customer relationships and other identified intangible assets	735	(690)	45	735	(537)	198
Trade names	390	(72)	318	—	—	—

Total	$7,245	$(1,620)	$5,625	$935	$(737)	$198

The change in intangible assets in the consolidated balance sheet as of December 31, 2012 from December 31, 2011 was largely due to the acquisition of Expressor. Amortization of intangible assets was $0.9 million, $0.2 million, and $0.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. The estimated aggregate amortization expense for each of the succeeding years is as follows: $1.3 million in 2013; $1.3 million in 2014; $1.3 million in 2015; $1.2 million in 2016 and $0.5 million in 2017. The weighted average amortization period for all intangible assets is 4.8 years. The weighted average amortization periods for acquired technology is 5.0 years, customer relationships and other identified intangible assets is 4.5 years and trade names is 3.0 years.

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

The Company’s cash and cash equivalents balance is classified as Level 1 for all periods presented.

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and nonrecurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company. The Company estimated the fair value of a contingent consideration liability using a probability-weighted discount cash flow model. This fair value was classified as Level 3 because it was based on significant unobservable inputs that are supported by little or no market activity and reflect our own assumptions. As of December 31, 2012 and December 31, 2011, the fair value of the contingent consideration liability was $0.3 million and $0.5 million, respectively.

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill. These items are recognized at fair value in the period in which an acquisition is completed, or when they are considered to be impaired. During the year ended December 31, 2012, the Company completed the acquisition of Expressor as described in Note 3, and recorded the assets acquired and liabilities assumed at fair value on the acquisition date. There were no other non-recurring fair value adjustments recorded during the year ended December 31, 2012, or during the year ended December 31, 2011.

(6)    Property and Equipment, net

The following is a summary of property and equipment, net:

	December 31,
	2012	2011
Computers and equipment	$14,858	$8,633
Furniture and fixtures	5,003	4,106
Leasehold improvements	5,938	3,349

	25,799	16,088
Less: accumulated depreciation	(8,751)	(5,322)

	$17,048	$10,766

During the years ended December 31, 2012 and 2011, the Company received lease incentives of $0.5 million and $1.8 million, respectively, relating to tenant improvement allowances for leasehold improvements for two new operating leases, including its corporate headquarters. The leasehold improvements related to these lease incentives are being amortized to depreciation expense over the life of the related leases, and the corresponding tenant improvement allowances are being recorded as a reduction of rent expense over the life of the related leases.

Depreciation and amortization expense relating to property and equipment totaled $4.4 million, $2.8 million and $1.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(7)    Line of Credit

In 2011, QlikTech India Pvt Ltd, a wholly owned subsidiary, executed a Working Capital Facility General Terms Agreement with an India lender, which provides an overdraft facility for borrowings of up to 25.0 million Indian Rupees (“INR”) and is used for the purposes of funding working capital requirements. On January 30, 2012, the Company entered into an amendment with the India lender which increased the borrowings available for one year under the overdraft facility to 75.0 million INR (approximately $1.4 million based on an assumed exchange rate of 0.018 as of December 31, 2012). Borrowings under the overdraft facility bear interest at the India lender’s base rate (9.25% as of December 31, 2012) plus 2.75% and are payable on the last business day of each calendar month. As of December 31, 2012, there were no outstanding borrowings under the overdraft facility and interest incurred during the year ended December 31, 2012 was de minimus. The Company intends to negotiate an extension of the overdraft facility for another one year term.

On October 28, 2011, one of the Company’s subsidiaries, QlikTech Brazil Comercialzação de Software Ltda, executed a Bank Credit Bill with a Brazilian lender, which provides an overdraft facility for borrowings of up to 1.0 million Brazilian Reals (“BRL”) (approximately $0.5 million based on an assumed exchange rate of 0.49 as of December 31, 2012) for 180 days and is used for the purposes of funding working capital requirements. On August 1, 2012, the Company entered into an extension of the Bank Credit Bill for another 180 day term. Borrowings under the overdraft facility bear interest at 100% CDI (7.25% as of December 31, 2012)

plus 2.75% and are payable on the first business day of the subsequent month to that of each overdraft. As of December 31, 2012, there were no borrowings under the overdraft facility and no interest incurred during the year ended December 31, 2012.

(8) Provision for Income Taxes

The effective tax rates for the year ended December 31, 2012, 2011 and 2010 were 67.3%, 52.1% and 34.8%, respectively.

Income before provision for income taxes is allocated as follows:

	Year Ended December 31,
	2012	2011	2010
U.S. operations	$(3,452)	$(6,965)	$(5,666)
Foreign operations	15,191	25,829	26,380

Income before provision for income taxes	$11,739	$18,864	$20,714

(Provision) benefit for income taxes is comprised of the following:

	U.S. Federal	State and Local	Foreign	Total
Year ended December 31, 2012:
Current	$(94)	$(175)	$(3,494)	$(3,763)
Deferred	(2,678)	(310)	(1,149)	(4,137)

	$(2,772)	$(485)	$(4,643)	$(7,900)

Year ended December 31, 2011:
Current	$182	$(59)	$(6,934)	$(6,811)
Deferred	(2,313)	(453)	(243)	(3,009)

	$(2,131)	$(512)	$(7,177)	$(9,820)

Year ended December 31, 2010:
Current	$(182)	$(81)	$(5,953)	$(6,216)
Deferred	(687)	197	(492)	(982)

	$(869)	$116	$(6,445)	$(7,198)

The provision for income taxes differs from the amount of taxes determined by applying the U.S. federal statutory income tax rate to income before the provision for income taxes as a result of the following:

	Year Ended December 31,
	2012	2011	2010
U.S. federal statutory income tax	$(3,991)	$(6,414)	$(7,043)
(Increase) reduction in income taxes resulting from:
Foreign tax benefit for income taxed at lower rates	1,394	1,990	1,934
Foreign tax credit	—	1,658	504
Change in valuation allowance	(3,564)	(6,076)	(83)
State and local income taxes, net of federal income tax benefit	(485)	229	297
Permanent differences — warrant liability	—	—	(667)
Permanent differences — stock options	(1,227)	(976)	(912)
Permanent differences — other	(565)	(403)	653
Unrecognized tax benefits	453	198	113
Internal Revenue Code Section 956 income and tax on earnings not permanently reinvested	—	337	(1,447)
Other	85	(363)	(547)

Total	$(7,900)	$(9,820)	$(7,198)

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2012	December 31, 2011
Deferred tax assets:
Accrued expenses	$1,962	$584
Foreign tax credits	2,436	2,436
Stock-based compensation	6,379	2,769
Other assets	2,209	549
Net operating loss carryforwards	8,785	5,997

Total gross deferred tax assets	21,771	12,335
Less: valuation allowance	(18,667)	(7,903)

Net deferred tax assets	3,104	4,432
Deferred tax liabilities:
Depreciation	(541)	(1,241)
Other	(253)	(135)

Total deferred tax liabilities	(794)	(1,376)

Total net deferred tax assets	$2,310	$3,056

As reported
Deferred tax assets, current	$1,211	$753
Deferred tax assets, non-current	1,761	2,303
Deferred tax liablities, current	(150)	—
Deferred tax liablities, non-current	(512)	—

Total net deferred tax assets	$2,310	$3,056

The following table summarizes the changes in the Company’s valuation allowance on deferred tax assets for the period indicated:

	Year Ended December 31,
	2012	2011	2010
Balance at the beginning of the period	$7,903	$1,824	$1,741
Amounts charged to expense	3,564	6,076	83
Acquisition related	7,436	—	—
Other increases (decreases)	(236)	3	—

Balance at the end of the period	$18,667	$7,903	$1,824

Based on a current evaluation of expected future taxable income, the Company determined it is not more likely than not that all domestic deferred tax assets will be realized. Therefore, the Company increased the related valuation allowance on these assets by $3.3 million during the year ended December 31, 2012. This represents a full valuation allowance on net domestic deferred tax assets. In addition, the remaining valuation allowance during 2012 was attributable to the net deferred tax assets acquired in the Expressor acquisition.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible as of December 31, 2012, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, with the exception of certain of the Company’s deferred tax assets for which the valuation allowance has been established due to the uncertain realizability of those assets. The amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

As of December 31, 2012, the Company has $24.5 million of U.S. federal net operating loss carry forwards, $4.6 million of state net operating loss carry forwards, and $1.0 million of foreign net operating loss carry forwards. The majority of these net operating loss carry forwards will expire, if unused, between 2020 and 2032. The Company also has $2.4 million of federal tax credits that will expire, if unused, in 2020.

Utilization of U.S. federal and state net operating loss carry forwards may be subject to limitations under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that may have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss carry forwards that can be utilized annually to offset future taxable income. The Company has not completed a study to assess whether ownership changes have occurred. There also could be additional ownership changes in the future which may result in additional limitations of these net operating loss carry forwards.

In addition to the aforementioned U.S. federal and state net operating loss carry forwards, the Company has $109.6 million in cumulative income tax deductions from the exercise of stock options and the vesting of restricted stock units, which have expiration periods beginning in 2030. The income tax benefit will be recorded to additional paid-in-capital when realized. Since the Company was able to reduce its actual cash income taxes for U.S. federal and state purposes and in certain foreign jurisdictions, the realization of $4.8 million, $2.4 million and $0.7 million of income tax savings was recognized as a benefit to additional paid-in-capital during the years ended December 31, 2012, 2011 and 2010.

In assessing its unrecognized tax benefits, the Company has analyzed its tax return filing positions in all of the federal, state and foreign filing jurisdictions where it is required to file income tax returns, as well as all open years in those jurisdictions.

The following table indicates the changes to the Company’s unrecognized tax benefits:

	Year Ended December 31,
	2012	2011	2010
Beginning balance	$2,871	$3,096	$3,322
Expiration of statute of limitations for the assessment of taxes	(333)	(115)	(339)
Increase related to current tax year	124	175	99
Increase (decrease) related to prior tax years	(244)	(259)	127
Foreign currency translation adjustments	17	(26)	(113)

Ending balance	$2,435	$2,871	$3,096

Of the Company’s unrecognized tax benefits, $0.8 million would affect the Company’s effective tax rate in the period recognized. The Company does not expect its unrecognized tax benefit liability to change significantly over the next 12 months. As of December 31, 2012, there was $0.1 million of accrued interest and penalties.

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

The Company and its subsidiaries file U.S. federal income tax returns, as well as income tax returns in multiple U.S. state and foreign jurisdictions. Because of net operating losses, which were used in the 2009 tax return, the Company’s U.S. federal tax returns for 2003 and later years remain subject to examination. The Company is subject to non-U.S. income tax examination for the tax years 2006 through 2011.

The Company expects the earnings of its foreign subsidiaries will continue to be reinvested indefinitely. Accordingly, at December 31, 2012, no provision has been made for U.S. federal and state income taxes of these foreign earnings of $55.4 million. Upon distribution of these earnings, in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. The determination of the amount of unrecognized deferred U.S. income tax and foreign withholding tax liabilities on these earnings is not practicable because of the complexities with the hypothetical calculations.

(9)    Capital Stock

Our authorized capital consists of 300,000,000 shares of Common Stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

Common Stock

Outstanding shares. At December 31, 2012, the Company had outstanding 86,286,292 shares of Common Stock.

As of December 31, 2012, there were 10,416,358 shares of Common Stock subject to outstanding options, 249,798 shares of Common Stock issuable upon vesting of restricted stock units outstanding and 783,550 shares of Common Stock issuable for MVSSSARs based on the value equal to the difference between the exercise price and the then current market price, subject to a predetermined cap.

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

Dividends. Subject to preferences that may be applicable to any then outstanding preferred stock, the holders of our outstanding shares of common stock are entitled to receive dividends, if any, as may be declared from time to time by the Company’s board of directors out of legally available funds. At present, the Company has no plans to issue dividends.

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

Other Rights and Preferences. Holders of our common stock have no preemptive, conversion or subscription rights, and there are no redemption or sinking fund provisions applicable to our common stock. The rights, preferences and privileges of the holders of common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of our preferred stock that the Company may designate and issue in the future.

Fully Paid and Non-assessable. All of our outstanding shares of common stock are fully paid and non-assessable.

Preferred Stock

At December 31, 2012 and 2011, the Company had no shares of our preferred stock outstanding.

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

(10)    Commitments and Contingencies

Litigation

The Company is party to legal proceedings in the ordinary course of business and the Company may from time to time become subject to additional proceedings or additional claims or remedies sought in current proceedings. These actions typically seek, among other things, breach of contract or employment-related damages, intellectual property claims or damages, punitive damages, civil penalties or other losses or declaratory relief. Although there can be no assurance as to the outcome of any such proceedings, the Company does not believe any of the proceedings currently pending, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, operating results or financial condition.

Our intellectual property is an essential element of our business. The Company owns registered trademarks for the “Qlik,” “QlikTech” and “QlikView” name. The Company relies on a combination of copyright, trademark, trade dress and trade secrecy laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights both domestically and abroad. These laws, procedures and restrictions provide only limited protection. As of December 31, 2012, the Company had seven issued U.S. patents and had five pending applications for U.S. patents. In addition, as of December 31, 2012, the Company had 19 issued and 15 pending applications for foreign patents. Any future patents issued to us may be challenged, invalidated or circumvented. Any patents that might be issued in the future, with respect to pending or future patent applications may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. The Company endeavors to enter into agreements with our employees and contractors and with parties with whom the Company does business in order to limit access to and disclosure of our proprietary information.

Leases

The Company conducts its operations in leased facilities under leases expiring at various dates through 2021. Rent expense was approximately $11.1 million, $9.9 million and $6.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The future minimum lease payments under non-cancelable operating leases are as follows:

Year ending December 31:
2013	$14,874
2014	13,210
2015	10,212
2016	8,466
2017	8,242
Thereafter	19,626

Total future minimum lease payments	$74,630

The Company’s significant lease agreements relate to the global corporate headquarters and principal executive offices located in Radnor, Pennsylvania, its primary research and development center in Lund, Sweden and its offices located in Winnersh, United Kingdom. The Company’s lease agreement for its global corporate headquarters and principal executive offices has a term of ten years and expires in the fourth quarter of 2021. The lease agreements related to the Company’s primary research and development center has a term of eight years and expires in the second quarter of 2019. The Company’s lease agreement for its offices in Winnersh, United Kingdom has a term of ten years and expires in the first quarter of 2022.

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

The following geographic data includes revenues generated by subsidiaries located within that geographic area. The Company’s revenues were generated in the following geographic regions for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
The Americas	$135,008	$105,372	$70,930
Europe	216,564	187,900	138,364
Rest of world	36,965	27,347	17,227

Consolidated total	$388,537	$320,619	$226,521

During the year ended December 31, 2012, sales from customers in the U.S., the United Kingdom, Germany and Sweden were $108.3 million, $39.1 million, $33.8 million and $32.1 million, respectively. During the year ended December 31, 2011, sales from customers in the U.S., Sweden, the United Kingdom and Germany were $87.2 million, $34.1 million, $31.1 million and $30.3 million, respectively. During the year ended December 31, 2010, sales from customers in the U.S., Sweden, the United Kingdom and Germany were $57.7 million, $26.3 million, $23.1 million and $23.0 million, respectively.

The following geographic data includes property and equipment, net based on physical location within that geographic area.

	As of December 31,
	2012	2011
The Americas	$7,730	$4,723
Europe	8,655	5,676
Rest of world	663	367

Consolidated total	$17,048	$10,766

As of December 31, 2012, property and equipment, net held in the U.S. and Sweden were $7.0 million and $5.1 million, respectively. As of December 31, 2011, property and equipment, net held in the U.S. and Sweden were $4.7 million and $3.8 million, respectively.

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

Generally, the Company required Swedish plan participants to purchase their stock options at a purchase price equal to the estimated fair value of the options on the date of grant. There were no payments received by the Company for the grant of Swedish stock options for the years ended December 31, 2012 and 2011. The Company received payments for the grant of Swedish stock options of $0.1 million for the year ended December 31, 2010. The term of stock options granted to Swedish employees, directors and advisors is usually four years. Pursuant to our non-qualified stock option award agreements with our Swedish employees, stock options are subject to the Company’s right of repurchase upon a termination of service to the participant at a price equal to the fair market value on the date of termination of service. In 2010, the Company stopped repurchasing options.

The Company’s 2010 Equity Incentive Plan (“2010 Plan”) took effect on the effective date of the registration statement, July 16, 2010, for the Company’s IPO. The Company initially reserved 3,300,000 shares of its common stock for issuance under the 2010 Plan. The number of shares reserved for issuance under the 2010 Plan will be increased automatically on January 1st of each year by a number equal to the smallest of (i) 3,300,000 shares; (ii) 3.75% of the shares of common stock outstanding at that time; or (iii) a number of shares determined by the Company’s board of directors. As of December 31, 2012, there were 1,912,178 shares available for grant under the 2010 Plan. In February 2013, the number of shares of common stock authorized for issuance under the 2010 Plan was automatically increased by 3,235,736 shares.

Common Stock Options

The Company uses the Black-Scholes option-pricing model to value common stock option awards. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected term of the share-based payment awards and stock price volatility. For stock options granted in 2012, since our historical stock data from our IPO in July 2010 is less than the expected term of the stock option, the Company used a blended volatility to estimate expected volatility. The blended volatility includes a weighting of our historical volatility from the date of our IPO to the respective grant date and an average of the Company’s peer group historical volatility consistent with the expected term of the option. Our peer group historical volatility includes the historical volatility of companies that are similar in revenue size, in the same industry or are competitors. The Company expects to continue to use a larger proportion of its historical volatility in future periods as it develops additional historical experience of its own stock price fluctuations considered in relation to the expected term of the option. The expected term for stock option is based on the simplified method. The Company expects that its actual experience surrounding the expected term will replace its use of the simplified method once the Company has established a sufficient history of historical behavior patterns. The risk-free interest rate is based on U.S. Treasury yield curve with a remaining term equal to the expected term assumed at grant. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimate and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different in the future.

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

The following provides a summary of the stock option activity for the Company as of the noted dates:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding as of January 1, 2010	12,341,473	$1.51	6.83

Granted	1,881,400	10.43	—
Exercised	(1,840,034)	1.09	—
Forfeited	(329,394)	2.21	—

Outstanding as of December 31, 2010	12,053,445	$2.95	6.71

Granted	2,811,629	26.58	—
Exercised	(5,604,613)	1.71	—
Forfeited	(400,810)	11.41	—

Outstanding as of December 31, 2011	8,859,651	$10.84	7.38

Granted	4,188,950	21.40	—
Exercised	(1,833,377)	2.97	—
Forfeited	(798,866)	18.27	—

Outstanding as of December 31, 2012	10,416,358	$15.89	7.82

Exercisable at December 31, 2012	4,293,656	$8.42	6.06

Vested and expected to vest at December 31, 2012	9,864,661	$15.60	7.75

The grant date weighted-average fair value per common stock option for the years ended December 31, 2012, 2011 and 2010 was $9.83, $12.49 and $5.13, respectively. The total fair value of the common stock options that vested during the years ended December 31, 2012, 2011 and 2010 was $14.3 million, $5.8 million and $2.3 million, respectively.

The total intrinsic value of common stock options exercised during 2012, 2011 and 2010 was $43.0 million, $145.9 million and $28.0 million. The aggregate intrinsic value of fully vested common stock options outstanding as of December 31, 2012 is $61.6 million. In addition, the aggregate intrinsic value of common stock options expected to vest as of December 31, 2012 is $75.3 million.

The assumptions used in the Black-Scholes option pricing model are:

	Year Ended December 31,
	2012	2011	2010
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	0.8% — 1.2%	1.1% — 2.7%	1.3% — 2.7%
Expected volatility	46.7% — 47.5%	45.3% — 47.0%	48.3% — 50.2%
Expected term (Swedish grants, in years)	—	4	4
Expected term (all other grants, in years)	6.25	6.25	6.25

For the years ended December 31, 2012, 2011 and 2010, the Company recorded stock-based compensation expenses of $16.1 million, $9.0 million and $2.8 million, respectively, related to common stock options. Included in stock-based compensation expense for the year ended December 31, 2012 and 2011 is a charge of $1.3 million and $0.5 million, respectively, related to the modifications of certain common stock option awards of former employees.

As of December 31, 2012, there was $50.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested employee and non-employee director common stock options. The remaining cost is expected to be recognized over a weighted-average period of approximately 3.0 years.

Restricted Stock Units

The Company grants restricted stock unit awards to its employees and non-employee directors under the provisions of the 2010 Plan. The cost of a restricted stock unit is determined using the fair value of the Company’s common stock on the date of grant. A restricted stock unit award entitles the holder to receive shares of the Company’s common stock as the award vests, which is generally based on length of service. Stock-based compensation expense is amortized on a straight-line basis over the vesting period. The value of a restricted stock unit award is determined based on the closing price of the Company’s stock price at the date of grant.

The following provides a summary of the restricted stock unit activity for the Company as of the noted dates:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested as of January 1, 2010	—	$—
Granted	40,820	11.02
Vested	—	—
Forfeited	—	—

Unvested as of December 31, 2010	40,820	$11.02
Granted	86,692	30.02
Vested	(40,820)	11.02
Forfeited	—	—

Unvested as of December 31, 2011	86,692	$30.02
Granted	225,795	22.36
Vested	(55,092)	29.63
Forfeited	(7,597)	27.97

Unvested as of December 31, 2012	249,798	$23.25

For the years ended December 31, 2012, 2011 and 2010, the Company recorded stock-based compensation expenses of $2.1 million, $0.8 million, and $0.2 million, respectively, related to restricted stock units.

As of December 31, 2012, there was $4.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to restricted stock unit awards which have not vested or settled. The remaining cost is expected to be recognized over a weighted-average period of approximately 2.9 years.

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

The following provides a summary of the MVSSSAR activity for the Company as of the noted dates:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2010	—	$—
Granted	393,978	30.33
Exercised	—	—
Forfeited	(6,192)	35.43

Outstanding as of December 31, 2011	387,786	$30.25
Granted	454,225	21.04
Exercised	—	—
Forfeited	(58,461)	28.97

Outstanding as of December 31, 2012	783,550	$25.01

As of December 31, 2012, if the settlement of all outstanding MVSSSARs were to occur, the Company would issue upon settlement approximately 272,886 shares of the Company’s common stock.

For the years ended December 31, 2012 and 2011, the Company recorded stock-based compensation expenses of $1.1 million and $0.4 million, respectively, related to MVSSSARs. For the year ended December 31, 2010, there was no stock-based compensation expense recorded related to MVSSSARs.

As of December 31, 2012, there was $3.6 million of total unrecognized compensation cost related to unvested MVSSSARs. This amount will be amortized on a straight-line basis over the requisite service period related to the MVSSSARs. The remaining cost is expected to be recognized over a weighted-average period of approximately 2.9 years.

(13)    Shares Reserved for Future Issuance

At December 31, 2012, the Company had reserved a total of its authorized shares of common stock for issuance under its equity incentive plan and other classes of stock for future issuance as follows:

Granted and outstanding stock options, restricted stock units and MVSSSARs	11,449,706
Future issuance of stock options	1,912,178
Future issuance of preferred stock	10,000,000

In February 2013, the number of shares of common stock authorized for issuance under the 2010 Plan was automatically increased by 3,235,736 shares.

(14)    Benefits Plans

The Company sponsors a 401(k) savings plan covering substantially all U.S. employees who meet certain age and employment criteria. Employees may contribute up to the Internal Revenue Service maximum employee contribution each year. The Company has contributed up to a 3% non-elective contribution based on eligible employee earnings. The Company’s non-elective contributions are subject to a graded vesting schedule. The first 50% vests on the second anniversary of the employees hire date and the second 50% vests on the third anniversary of the employees hire date. In the foreign entities, the Company has defined contribution plans for the employees’ retirements who meet certain age, employment, and salary criteria. The Company’s benefit plans expense was approximately $5.1 million, $3.6 million and $3.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(15)    Comparison of Summarized Unaudited Quarterly Results

The following table sets forth certain unaudited quarterly financial information for fiscal 2012 and 2011. This data should be read together with the Company’s consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The Company has prepared the unaudited information on a basis consistent with its audited financial statements and have included all adjustments of a normal and recurring nature, which, in the opinion of management, are considered necessary to fairly present the Company’s revenue and operating expenses for the quarters presented. The Company’s historical operating results for any quarter are not necessarily indicative of results for any future period.

	For the Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Consolidated statement of operations data:
Revenue	$63,019	$74,042	$75,504	$108,054	$79,155	$85,801	$86,096	$137,485
Cost of revenue	8,224	8,600	8,459	9,064	9,461	9,817	10,247	13,764

Gross profit	54,795	65,442	67,045	98,990	69,694	75,984	75,849	123,721
Total operating expenses	59,804	69,043	64,988	72,778	77,472	78,338	77,619	97,189

Income (loss) from operations	(5,009)	(3,601)	2,057	26,212	(7,778)	(2,354)	(1,770)	26,532
Other income (expense), net	(1,441)	388	847	(589)	(1,394)	115	(1,676)	64

Income (loss) before income taxes	$(6,450)	$(3,213)	$2,904	$25,623	$(9,172)	$(2,239)	$(3,446)	$26,596
Benefit (provision) for income taxes	1,372	506	(1,697)	(10,001)	1,636	198	3,597	(13,331)

Net income (loss)	$(5,078)	$(2,707)	$1,207	$15,622	$(7,536)	$(2,041)	$151	$13,265

Net income (loss) per common share:
Basic	$(0.06)	$(0.03)	$0.01	$0.19	$(0.09)	$(0.02)	$0.00	$0.15
Diluted	$(0.06)	$(0.03)	$0.01	$0.18	$(0.09)	$(0.02)	$0.00	$0.15

For the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012, the Company made expense reclassifications of $0.2 million, $0.2 million and $0.1 million, respectively, from total operating expenses to cost of revenue for consistency with prior year presentation.

In May 2011, the Company began to occupy a new leased facility in Lund, Sweden, and simultaneously ceased use of its previous leased facility in Lund. In July 2011, the Company reached an agreement with the landlord of the previous leased facility to allow it to terminate the lease agreement in exchange for a lease termination fee of 9.5 million Swedish kronor (approximately $1.4 million based on an assumed exchanged rate of 0.15 as of the date of payment). In addition to the lease termination fee, the Company incurred $0.4 million in rent charges following its abandonment of the previous leased facility as well as an impairment charge of $0.3 million related to the write-off of leasehold improvements from the previous leased facility. These items resulted in aggregate lease termination costs of $2.2 million, or $0.03 per share, and are recorded in general and administrative expenses in the accompanying consolidated statement of income for the three months ended June 30, 2011.

EXHIBIT INDEX

Exhibit Number	Description of Document

1.1	Form of Underwriting Agreement

3.2(5)	Restated Certificate of Incorporation of Registrant

3.4(1)	Amended and Restated Bylaws of the Registrant

4.2(3)	Form of Registrant’s Common Stock Certificate

4.3(1)	Investors’ Rights Agreement, dated November 17, 2004 and as amended on various dates, by and among the Registrant, certain stockholders and the investors listed on the signature pages thereto

4.3.A(5)	Amendment and Waiver of Notice Agreement, dated June 11, 2010, by and among the Registrant and certain investors listed on the signature pages thereto

4.4(1)	First Refusal and Co-Sale Agreement, dated November 17, 2004 and as amended on various dates, by and among the Registrant, certain stockholders and the investors listed on the signature pages thereto

4.5(1)	Voting Agreement, dated November 17, 2004 and as amended on various dates, by and among the Registrant, certain stockholders and the investors listed on the signature pages thereto

4.6(1)	First Amendment to Voting Agreement, dated October 10, 2007, by and among the Registrant, QlikTech International AB and certain stockholders

10.1†(3)	Form of Indemnification Agreement between the Registrant and Lars Björk

10.2†(3)	Form of Indemnification Agreement between the Registrant and John Gavin, Jr.

10.3†(3)	Form of Indemnification Agreement between the Registrant and Bruce Golden

10.4†(13)	Form of Indemnification Agreement between the Registrant and Steffan C. Tomlinson

10.5†(3)	Form of Indemnification Agreement between the Registrant and Alexander Ott

10.6†(3)	Form of Indemnification Agreement between the Registrant and Paul Wahl

10.7†(3)	Form of Indemnification Agreement between the Registrant and William G. Sorenson

10.8†(3)	Form of Indemnification Agreement between the Registrant and Leslie Bonney

10.9†(3)	Form of Indemnification Agreement between the Registrant and Anthony Deighton

10.10† (9)	Form of Indemnification Agreement between the Registrant and Deborah Hopkins

10.11†(4)	Amended and Restated Employment Agreement, dated June 1, 2010, by and between the Registrant and Lars Björk

10.12†(4)	Amended and Restated Employment Agreement, dated June 1, 2010, by and between the Registrant and William Sorenson

10.13†(3)	Employment Agreement, dated May 2, 2005, by and between the Registrant and Leslie Bonney

10.13.A†(4)	Letter Agreement, dated June 1, 2010, by and between the Registrant and Leslie Bonney

10.14†(4)	Amended and Restated Employment Offer Letter, dated June 1, 2010, by and between the Registrant and Anthony Deighton

10.15†(1)	Amended and Restated Consulting Agreement, dated September 1, 2005, by and between the Registrant and Paul Wahl

10.16†(1)	Consulting Agreement, dated October 1, 2004, by and between the Registrant and Alexander Ott

Exhibit Number	Description of Document

10.17†(1)	2004 Omnibus Stock Option and Award Plan

10.18†(1)	2007 Omnibus Stock Option and Award Plan

10.19†(1)	2010 Equity Incentive Plan, as currently in effect

10.20A†**†(6)	Form of US Employee Notice of Stock Option Grant and Stock Option Agreement under 2010 Equity Incentive Plan

10.20B†(6)**	Form of International Employee Notice of Stock Option Grant and Stock Option Agreement under 2010 Equity Incentive Plan

10.20C†(10)	Form of Swedish Employee Notice of Maximum Value Stock-Settled Stock Appreciation Right Grant and Award Agreement under 2010 Equity Incentive Plan

10.20D†(1)	Form of Notice of Director Stock Unit Award under 2010 Equity Incentive Plan

10.20E†(16)	Form of Notice of Employee Restricted Stock Unit Award and Stock Unit Terms and Conditions

10.20F†(16)	Form of Notice of Employee Performance Based Restricted Stock Unit Award

10.21(1)	Translation of Agreement by and between the Registrant, QlikTech International AB and Svenska Handelsbanken AB dated as of July 11, 2008

10.22(1)	Translation of Amendment Agreement by and between the Registrant, QlikTech International AB and Svenska Handelsbanken AB dated as of July 13, 2009

10.23†(1)	Omnibus Stock Option and Award Plan Non-Qualified Stock Option Award Agreement granted to Alexander Ott under the 2004 Omnibus Stock Option and Award Plan

10.24(1)	Omnibus Stock Option and Award Plan Non-Qualified Stock Option Award Agreements granted to Anthony Deighton under the 2004 Omnibus Stock Option and Award Plan and under the 2007 Omnibus Stock Option and Award Plan, and Side letter, dated November 2006, between the Registrant and Anthony Deighton

10.24.A†(4)	Omnibus Stock Option and Award Plan Non-Qualified Stock Option Award Agreement granted to Anthony Deighton under the 2007 Omnibus Stock Option and Award Plan, dated May 21, 2010

10.25†(1)	Omnibus Stock Option and Award Plan Non-Qualified Stock Option Award Agreement granted to Douglas Laird under the 2007 Omnibus Stock Option and Award Plan

10.25.A†(4)	Omnibus Stock Option and Award Plan Non-Qualified Stock Option Award Agreement granted to Douglas Laird under the 2007 Omnibus Stock Option and Award Plan, dated May 21, 2010

10.26†(1)	Omnibus Stock Option and Award Plan Non-Qualified Stock Option Award Agreements granted to Lars Björk under the 2004 Omnibus Stock Option and Award Plan and the 2007 Omnibus Stock Option and Award Plan

10.26.A†(4)	Omnibus Stock Option and Award Plan Non-Qualified Stock Option Award Agreement granted to Lars Björk under the 2007 Omnibus Stock Option and Award Plan, dated May 21, 2010

10.27†(1)	2004, 2005 and 2009 Omnibus Stock Option and Award Plans and Sub-Plans for the UK Agreements granted to Leslie Bonney

10.27.A†(4)	2010 Omnibus Stock Option and Award Plan and Sub-Plan for the UK Agreement granted to Leslie Bonney, dated May 21, 2010

10.28†(1)	Omnibus Stock Option and Award Plan Non-Qualified Stock Option Award Agreements granted to Paul Wahl under the 2004 Omnibus Stock Option and Award Plan and 2007 Omnibus Stock Option and Award Plan

10.29†(1)	Omnibus Stock Option and Award Plan Non-Qualified Stock Option Award Agreement granted to William Sorenson under the 2007 Omnibus Stock Option and Award Plan

Exhibit Number	Description of Document

10.29.A†(4)	Omnibus Stock Option and Award Plan Non-Qualified Stock Option Award Agreement granted to William Sorenson under the 2007 Omnibus Stock Option and Award Plan, dated May 21, 2010

10.30†(4)	Omnibus Stock Option and Award Plan Non-Qualified Stock Option Award Agreement granted to John Gavin, Jr. under the 2007 Omnibus Stock Option and Award Plan

10.31†(1)	Term Loan Facility Agreement, dated June 16, 2008, between the Registrant and Stiftelsen Industrifonden

10.32†(1)	Warrant to Purchase Shares of Preferred Stock, dated June 16, 2008, issued by the Registrant to Stiftelsen Industrifonden

10.33†(1)	Share Pledge Agreement, dated June 16, 2008, between the Registrant and Stiftelsen Industrifonden

10.34†(1)	Stock Purchase Agreement, dated November 17, 2004, between the Registrant, QlikTech International AB and the Investors (as defined therein)

10.35(1)	Lease, dated November 15, 2005, between the Registrant and Radnor Properties-SDC, L.P.

10.36(1)	First Amendment to Lease, dated March 13, 2009, between the Registrant and Radnor Properties-SDC, L.P.

10.37(2)	Translation of “Hyreskontrakt for local,” dated May 22, 2007, between QlikTech International AB and Ideon AB

10.38	Reference is made to Exhibits 4.3, 4.3A, 4.4, 4.5 and 4.6

10.39(8)	Second Amendment to Lease dated as of November 23, 2010, by and between Radnor Properties – SDC, L.P. and the Registrant

10.40(6)**	Translation of Transfer Agreement of Transfer Agreement dated December 29, 2010 between QlikTech International AB and Sony Ericsson Mobile Communications AB (SEMC) and two separate lease agreements where by SEMC leased property from Fastighets AB Remulus Lund 3

10.41(11)	Translation of Lease Agreements dated June 23, 2011 between QlikTech International AB and Fastighets AB Remulus Lund 3

10.42(12)	Third Amendment to Lease dated as of November 23, 2010 by and between Radnor Properties – SDC, L.P. and the Registrant

10.43†(14)	Qlik Technologies Inc. Executive Incentive Cash Bonus Plan

10.44†(15)	Qlik Technologies Inc. Annual Incentive Cash Bonus Plan

21.1[6]**	List of subsidiaries of the Registrant (including jurisdiction of organization and names under which subsidiaries do business)

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2012, furnished in XBRL (eXtensible Business Reporting Language)).

†	Compensation arrangement
*	Filed herewith
(1)	Incorporated by reference to the same numbered exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-165844) filed on April 1, 2010.

(2)	Incorporated by reference to the same numbered exhibit to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-165844) filed on May 5, 2010.
(3)	Incorporated by reference to Exhibit (7) to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (SEC File No. 333-165844) filed on May 27, 2010.
(4)	Incorporated by reference to the same numbered exhibit to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 (SEC File No. 333-165844) filed on June 4, 2010.
(5)	Incorporated by reference to the same numbered exhibit to the Registrant’s Amendment No. 4 to Registration Statement on Form S-1 (SEC File No. 333-165844) filed on June 28, 2010.
(6)	Incorporated by reference to the same numbered exhibit to the Registrant’s Annual Report on Form 10-K (SEC File No. 333-165844) filed on March 16, 2010.
(7)	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (SEC File No. 001-34803) filed on October 14, 2010.
(8)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 001-34803) filed on November 23, 2010.
(9)	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (SEC File No. 001-34803) filed on April 6, 2011.
(10)	Incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 001-34803) filed on August 5, 2011.
(11)	Incorporated by reference to Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 001-34803) filed on August 5, 2011.
(12)	Incorporated by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 001-34803) filed on August 5, 2011.
(13)	Incorporated by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 001-34803) filed on January 30, 2013.
(14)	Incorporated by reference to Exhibit 10.43 to the Registrant’s Current Report on Form 8-K (SEC File No. 001-34803) filed on May 24, 2011.
(15)	Incorporated by reference to Exhibit 10.46 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 001-34803) filed on May 4, 2012.
(16)	Incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 001-34803) filed on August 3, 2012
*	The certification attached as Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.