Form 10-Q
period 2013-03-31
QLIK TECHNOLOGIES INC
filed 2013-05-06
CIK 1305294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 29, 2013, there were 87,019,798 shares of the registrant’s common stock issued and outstanding.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

QLIK TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$214,834	$195,803
Accounts receivable, net of allowance for doubtful accounts of $1,182 and $704, respectively	101,359	144,475
Prepaid expenses and other current assets	16,111	14,455
Income tax receivable	11,530	—
Deferred income taxes	1,048	1,211

Total current assets	344,882	355,944

Property and equipment, net	18,267	17,048
Intangible assets, net	5,273	5,625
Goodwill	7,202	7,367
Deferred income taxes	928	1,761
Deposits and other noncurrent assets	2,706	2,628

Total assets	$379,258	$390,373

Liabilities and stockholders’ equity
Current liabilities:
Line of credit	$183	$—
Income taxes payable	—	4,154
Accounts payable	5,825	7,128
Deferred revenue	87,637	84,197
Accrued payroll and other related costs	32,026	36,976
Accrued expenses	21,304	26,075
Deferred income taxes	142	150

Total current liabilities	147,117	158,680

Long-term liabilities:
Deferred revenue	1,599	1,745
Deferred income taxes	485	512
Other long-term liabilities	4,346	3,874

Total liabilities	153,547	164,811

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 authorized, none issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized; 86,942,417 shares issued and outstanding at March 31, 2013 and 86,286,292 shares issued and outstanding at December 31, 2012	9	9
Additional paid-in-capital	223,786	209,614
Retained earnings (accumulated deficit)	(190)	13,016
Accumulated other comprehensive income	2,106	2,923

Total stockholders’ equity	225,711	225,562

Total liabilities and stockholders’ equity	$379,258	$390,373

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QLIK TECHNOLOGIES INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2013	2012
Revenue:
License revenue	$52,652	$46,319
Maintenance revenue	35,716	26,442
Professional services revenue	8,180	6,394

Total revenue	96,548	79,155

Cost of revenue:
License revenue	1,647	576
Maintenance revenue	2,872	2,119
Professional services revenue	9,837	6,766

Total cost of revenue	14,356	9,461

Gross profit	82,192	69,694

Operating expenses:
Sales and marketing	60,980	50,052
Research and development	15,480	7,807
General and administrative	22,493	19,613

Total operating expenses	98,953	77,472

Loss from operations	(16,761)	(7,778)

Other income (expense), net:
Interest income, net	32	34
Foreign exchange loss, net	(1,483)	(1,428)

Total other expense, net	(1,451)	(1,394)

Loss before income taxes	(18,212)	(9,172)

Benefit for income taxes	5,006	1,636

Net loss	$(13,206)	$(7,536)

Net loss per common share:
Basic and diluted	$(0.15)	$(0.09)

Weighted average number of common shares:
Basic and diluted	86,516,905	84,633,046

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QLIK TECHNOLOGIES INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended March 31,
	2013	2012

Net loss	$(13,206)	$(7,536)
Other comprehensive income (loss):
Foreign currency translation	(817)	1,998

Total comprehensive loss	$(14,023)	$(5,538)

The accompanying notes are an integral part of these unaudited consolidated financial statements

QLIK TECHNOLOGIES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net loss	$(13,206)	$(7,536)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,719	1,095
Stock-based compensation expense	5,989	4,023
Excess tax benefit from stock-based compensation	(4,181)	(4,172)
Other non-cash items	1,667	575
Changes in assets and liabilities	22,719	27,910

Net cash provided by operating activities	14,707	21,895

Cash flows from investing activities
Capital expenditures	(2,762)	(2,492)

Net cash used in investing activities	(2,762)	(2,492)

Cash flows from financing activities
Proceeds from exercise of common stock options	4,002	2,888
Excess tax benefit from stock-based compensation	4,181	4,172
Borrowings (payments) on line of credit, net	182	(234)

Net cash provided by financing activities	8,365	6,826
Effect of exchange rates on cash	(1,279)	2,100

Net increase in cash and cash equivalents	19,031	28,329
Cash and cash equivalents, beginning of period	195,803	177,413

Cash and cash equivalents, end of period	$214,834	$205,742

Supplemental cash flow information:
Cash paid during the period for income taxes	$5,530	$2,005

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QLIK TECHNOLOGIES INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K (file number 001-34803), filed with the Securities and Exchange Commission (“SEC”) on February 26, 2013. Since the date of those financial statements, there have been no material changes to the Company’s significant accounting policies.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated. Prior year amounts have been reclassified where appropriate to conform to the current year classification for comparative purposes.

Interim Financial Statements

These interim consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) on the same basis as the audited consolidated financial statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 26, 2013 and, in the opinion of management, include all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position at March 31, 2013, the results of operations and comprehensive loss for the three months ended March 31, 2013 and 2012 and cash flows for the three months ended March 31, 2013 and 2012. The results of operations for the three months ended March 31, 2013 and 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other future periods. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted under the SEC’s rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2012. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and, therefore, do not include all information and footnotes required by U.S. GAAP for complete financial statements.

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

Foreign Currency Translation

The financial statements of the Company’s foreign operations are measured using the local currency as the functional currency. The local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date and the local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the reporting periods. Foreign currency transaction gains (losses) have been reflected as a component of the Company’s consolidated statements of operations and foreign currency translation gains (losses) have been included as a component of the Company’s consolidated statements of comprehensive loss and accumulated other comprehensive income. Gains and losses from foreign currency transactions are included as a component of other income (expense), net.

Business Combinations

The Company recognizes assets acquired, liabilities assumed and any contingent consideration related to business combinations at their fair value on the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions with respect to intangible assets acquired, estimated contingent consideration payments and pre-acquisition contingencies assumed. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results. All subsequent changes to a valuation allowance or uncertain tax position related to the acquired company that occur within the measurement period and are based on facts and circumstances that existed at the acquisition date are recognized as an adjustment to goodwill.

Acquisition-related transaction costs, including legal and accounting fees and other external costs directly related to the acquisition, are recognized separately from the acquisition and expensed as incurred in general and administrative expenses in the consolidated statements of operations.

Stock-Based Compensation

The Company recognizes the cost of stock-based compensation based on the fair value of those awards at the date of grant over the requisite service period on a straight line basis. The Company uses the Black-Scholes-Merton (“Black-Scholes”) option pricing model to determine the fair value of common stock option awards. The fair value of a restricted stock unit is determined by using the fair value of the Company’s common stock on the date of grant. The estimated fair value of Maximum Value Stock-Settled Stock Appreciation Rights (“MVSSSARs”) is determined by utilizing a lattice model under the option pricing method. Stock-based compensation plans, related expenses and assumptions used in the Black-Scholes option pricing model and the lattice model under the option pricing method are more fully described in Note 7 to these consolidated financial statements. Stock-based compensation expense is recorded within cost of revenue, sales and marketing, research and development and general and administrative expenses in the consolidated statements of operations.

The following table sets forth the total stock-based compensation expense included in the unaudited consolidated statements of operations for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands)

Cost of revenue	$608	$339
Sales and marketing	2,965	2,309
Research and development	740	430
General and administrative	1,676	945

	$5,989	$4,023

Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Three Months Ended March 31,
	2013	2012
	(in thousands, except share and per share data)

Basic and diluted net loss per common share calculation:
Net loss	$(13,206)	$(7,536)

Weighted average common shares outstanding:
Basic and diluted	86,516,905	84,633,046

Net loss per common share:
Basic and diluted	$(0.15)	$(0.09)

Diluted net loss per common share for the periods presented does not reflect the potential issuance of common shares underlying the following securities as the effect would be anti-dilutive:

	Three Months Ended March 31,
	2013	2012

Common stock options	10,156,068	7,918,602
Restricted stock units	249,798	84,292
MVSSSARs	841,935	425,532

	11,247,801	8,428,426

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or consolidated results of operations upon adoption.

(3)	Goodwill and Other Intangible Assets

The Company tests goodwill resulting from acquisitions for impairment annually on October 1, or whenever events or changes in circumstances indicate an impairment.

The following table provides information regarding the Company’s intangible assets subject to amortization:

	March 31, 2013			December 31, 2012
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
	(in thousands)

Acquired technology	$6,115	$(1,162)	$4,953	$6,120	$(858)	$5,262
Customer relationships and other identified intangible assets	690	(655)	35	735	(690)	45
Trade name	389	(104)	285	390	(72)	318

Total	$7,194	$(1,921)	$5,273	$7,245	$(1,620)	$5,625

The change in intangible assets in the consolidated balance sheet as of March 31, 2013 from December 31, 2012 was due to the amortization of intangible assets and the effect of foreign currency translation. Amortization of intangible assets was $0.3 million and de minimus for the three months ended March 31, 2013 and 2012. The estimated aggregate amortization expense for each of the succeeding years is as follows: $1.0 million for the remainder of 2013; $1.3 million in 2014; $1.3 million in 2015; $1.2 million in 2016; and $0.5 million in 2017. The weighted average amortization period for all intangible assets is 4.8 years.

(4)	Fair Value Measurements

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and nonrecurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company. The Company estimated the fair value of a contingent consideration liability using a probability-weighted discount cash flow model. This fair value was classified as Level 3 because it was based on significant unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions. As of March 31, 2013 and December 31, 2012, the fair value of the contingent consideration liability was $0.3 million.

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill. These items are recognized at fair value in the period in which an acquisition is completed, or when they are considered to be impaired. There were no other non-recurring fair value adjustments recorded during the three months ended March 31, 2013 or during the year ended December 31, 2012.

(5)	Benefit for Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2013 was 27.5% compared to 17.8% for the three months ended March 31, 2012. The Company’s benefit for income taxes for the period is based on an estimated annual effective tax rate adjusted for the recognition of discrete items. The Company’s estimated annual effective tax rate primarily includes foreign income taxed at the local jurisdictions rates and the recognition of certain valuation allowances. The Company operates in an international environment with significant operations in various locations outside the U.S.; accordingly the consolidated income tax rate is a composite rate reflecting the Company’s income (loss) and the applicable tax rate in the various locations where the Company operates.

Due to the relative difference in the projected annual distribution of income and losses in jurisdictions in which the Company operates compared to the Company’s actual results for the three months ended March 31, 2013, including the recognition of certain discrete items in the quarter, and due to the Company incurring a loss in a jurisdiction for which the tax benefit cannot be recognized, the year-to-date effective tax rate may differ significantly from the Company’s full year effective tax rate. The Company’s effective tax rate is also impacted significantly by non-deductible stock-based compensation incurred in various jurisdictions. As the projection and distribution of income changes throughout the year ending December 31, 2013, the effective tax rate may vary from quarter to quarter.

The income tax benefit for the three months ended March 31, 2013 is primarily attributable to a subsidiary of the Company, QlikTech International AB (“QTIAB”), which generated a pre-tax loss during the period. The Company believes that the analysis of positive and negative evidence, including a three-year cumulative profit and projected taxable income for future periods, provides a basis to record the related income tax receivable within current assets on the consolidated balance sheet as of March 31, 2013. With the exception of QTIAB and the Company’s consolidated group of U.S. entities, all other entities were profitable for the three months ended March 31, 2013. In addition, with the exception of the U.S. entities, all entities are currently expected to be profitable for the year ending December 31, 2013. A full valuation allowance has been recorded against the deferred tax assets of the U.S. entities as of March 31, 2013 based upon the negative evidence of a three-year cumulative loss and projected losses for 2013.

As of March 31, 2013, the Company’s liability for unrecognized tax benefits was approximately $2.6 million (including penalties and interest). The Company does not expect that the total amount of unrecognized tax benefits will change significantly during the next twelve months. See Note 8 to the audited consolidated financial statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 26, 2013, for more detailed information regarding unrecognized tax benefits.

(6)	Business and Geographic Segment Information

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

The following geographic data includes revenues generated by subsidiaries located within that geographic region. The Company’s revenues were generated in the following geographic regions for the periods indicated:

	Three Months Ended March 31,
	2013	2012
	(in thousands)

The Americas	$33,372	$25,963
Europe	53,676	46,020
Rest of world	9,500	7,172

	$96,548	$79,155

(7)	Stock-Based Compensation

The Company’s 2010 Equity Incentive Plan (“2010 Plan”) took effect on the effective date of the registration statement, July 16, 2010, for the Company’s initial public offering (“IPO”). The Company initially reserved 3,300,000 shares of its common stock for issuance under the 2010 Plan. The number of shares reserved for issuance under the 2010 Plan will be increased automatically on January 1st of each year by a number equal to the smallest of (i) 3,300,000 shares; (ii) 3.75% of the shares of common stock outstanding at that time; or (iii) a number of shares determined by the Company’s Board of Directors. In February 2013, the Board of Directors of the Company authorized an automatic increase to the 2010 Plan equal to 3,235,736 shares. As of March 31, 2013, there were 4,727,774 shares of common stock available for issuance under the 2010 Plan.

Common Stock Options

The following provides a summary of the common stock option activity for the Company for the three months ended March 31, 2013:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding as of January 1, 2013	10,416,358	$15.89	7.82
Granted	511,761	$22.85
Exercised	(654,589)	$6.11
Forfeited	(117,462)	$22.91

Outstanding as of March 31, 2013	10,156,068	$16.79	7.79	$97,281

Exercisable at March 31, 2013	4,076,972	$9.80	6.04	$67,364

Vested at March 31, 2013 and expected to vest in future periods	9,575,978	$16.51	7.72	$94,833

The grant date weighted-average fair value per common stock option for the three months ended March 31, 2013 and 2012 was $10.67 and $12.30, respectively.

Proceeds from the exercise of common stock options were $4.0 million and $2.9 million for the three months ended March 31, 2013 and 2012, respectively. The total intrinsic value of common stock options exercised during the three months ended March 31, 2013 and 2012 was $12.9 million and $24.6 million, respectively. As a result of expected full year taxable income in certain tax jurisdictions, the Company recorded an excess tax benefit from stock-based compensation of $4.2 million for the three months ended March 31, 2013 and 2012.

The assumptions used in the Black-Scholes option pricing model are:

	Three Months Ended March 31,
	2013	2012

Expected dividend yield	0.0%	0.0%
Risk-free interest rate	1.0% - 1.1%	1.1%
Expected volatility	47.6% - 47.7%	47.0% - 47.1%
Expected life (in years)	6.25	6.25

The Company uses the Black-Scholes option-pricing model to value common stock option awards. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected term of the stock-based compensation awards and stock price volatility. For stock options granted in 2013, the Company used a blended volatility to estimate expected volatility. The blended volatility includes a weighting of the Company’s historical volatility from the date of its IPO to the respective grant date and an average of the Company’s peer group historical volatility consistent with the expected term of the option. The Company’s peer group historical volatility includes the historical volatility of companies that are similar in revenue size, in the same industry or are competitors. The Company expects to continue to use a larger proportion of its historical volatility in future periods as it develops additional historical experience of its own stock price fluctuations considered in relation to the expected term of the option. The expected term for stock option is based on the simplified method. The Company expects that its actual experience surrounding the expected term will replace its use of the simplified method once the Company has established a sufficient history of historical behavior patterns. The risk-free interest rate is based on U.S. Treasury yield curve with a remaining term equal to the expected term assumed at grant. The assumptions used in calculating the fair value of stock-based compensation awards represent management’s best estimate and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different in the future.

For the three months ended March 31, 2013 and 2012, the Company recorded stock-based compensation expenses of $5.0 million and $3.4 million, respectively, related to common stock option grants.

As of March 31, 2013, there was $49.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested employee and non-employee director common stock options. The remaining cost is expected to be recognized over a weighted-average period of approximately 2.9 years.

Restricted Stock Units

The following provides a summary of the restricted stock unit activity for the Company for the three months ended March 31, 2013:

	Number of Shares Underlying Outstanding Restricted Stock Units	Weighted- Average Grant Date Fair Value

Outstanding as of January 1, 2013	249,798	$23.25
Granted	—	—
Vested	—	—
Forfeited	—	—

Unvested as of March 31, 2013	249,798	$23.25

The Company grants restricted stock unit awards to its employees and non-employee directors under the provisions of the 2010 Plan. The fair value of a restricted stock unit is determined by using the closing price of the Company’s common stock on the date of grant. A restricted stock unit award entitles the holder to receive shares of the Company’s common stock as the award vests, which is generally based on length of service. Stock-based compensation expense is amortized on a straight-line basis over the vesting period.

For the three months ended March 31, 2013 and 2012, the Company recorded stock-based compensation expenses of $0.6 million and $0.4 million, respectively, related to restricted stock unit awards.

As of March 31, 2013, there was $3.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units. The remaining cost is expected to be recognized over a weighted-average period of approximately 2.7 years.

Maximum Value Stock-Settled Stock Appreciation Rights

The following provides a summary of the Maximum Value Stock-Settled Stock Appreciation Rights (“MVSSSARs”) activity for the Company for the three months ended March 31, 2013:

	Number of Shares	Weighted- Average Grant Date Fair Value

Outstanding as of January 1, 2013	783,550	$25.01

Granted	88,687	21.96
Exercised	(5,971)	20.15
Forfeited	(24,331)	26.78

Outstanding as of March 31, 2013	841,935	$24.67

The Company grants MVSSSARs to its Swedish employees under the provisions of the 2010 Plan. MVSSSARs contain a predetermined cap on the maximum stock price at which point the instrument must be exercised. At exercise, employees holding MVSSSARs will receive shares of the Company’s common stock with a value equal to the difference between the exercise price and the then current market price per share of the Company’s common stock, subject to a predetermined cap. The exercise price of MVSSSARs is determined by using the closing price of the Company’s common stock on the date of grant. Vesting is based on length of service. Stock-based compensation expense is amortized on a straight-line basis over the vesting period. The estimated fair value of MVSSSARs is determined by utilizing a lattice model under the option pricing method. The key inputs to the lattice model are the current price of the Company’s common stock, the fair value of the Company’s common stock at date of grant, the maximum fair value at which the MVSSSARs must be exercised, the vesting period, the contractual term, the volatility, the risk-free interest rate, the employment termination rate and the assumptions with respect to early exercise behavior.

For the three months ended March 31, 2013 and 2012, the Company recorded stock-based compensation expenses of $0.4 million and $0.2 million, respectively, related to MVSSSARs.

As of March 31, 2013, there was $3.6 million of total unrecognized compensation cost related to unvested MVSSSARs. The remaining cost is expected to be recognized over a weighted-average period of approximately 2.8 years.

For the three months ended March 31, 2013, the Company settled 5,971 MVSSSARs by issuing 1,536 shares of the Company’s common stock. For the three months ended March 31, 2012, the Company did not settle any MVSSSARs. If settlement of all outstanding MVSSSARs had occurred on March 31, 2013 at the predetermined cap on the maximum stock price at which point the instrument must be exercised, the Company would have issued 303,396 shares of the Company’s common stock.

(8)	Commitments and Contingencies

There have been no material changes to the Company’s commitments and contingencies from the information provided in Note 10 to the Notes to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

(9)	Subsequent Events

On May 2, 2013, the Company acquired the outstanding stock of NComVA AB, a Swedish software company that specializes in advanced visualization technology, for a total maximum purchase price of 70.4 million Swedish kronor (approximately $10.9 million based on an assumed exchange rate of 0.155 at the date of acquisition). The maximum total purchase price includes approximately 21.2 million Swedish kronor (approximately $3.3 million based on an assumed exchange rate of 0.155 at the date of acquisition) of contingent consideration payable upon the achievement of certain product development milestones as set forth in the share purchase agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 26, 2013. This Quarterly Report on Form 10-Q, except for historical financial information contained herein, contains forward-looking statements, including, but not limited to, statements regarding the value and effectiveness of our products, the introduction of product enhancements or additional products and our growth, expansion and market leadership, that involve risks, uncertainties, assumptions and other factors which, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements containing the words “predicts,” “plan,” “expects,” “focus,” “design,” “anticipates,” “believes,” “goal,” “target,” “estimate,” “potential,” “may,” “will,” “might,” “momentum,” “could,” “seek” and similar words. We intend all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected in such statements due to various factors, including but not limited to:

•	risk and uncertainties inherent in our business;

•	our ability to attract new customers and retain existing customers;

•	our ability to effectively sell, service and support our products;

•	our ability to manage our international operations;

•	our ability to compete effectively;

•	our ability to develop and introduce new products and add-ons or enhancements to existing products;

•	our ability to continue to promote and maintain our brand in a cost-effective manner;

•	our ability to manage growth;

•	our ability to attract and retain key personnel;

•	currency fluctuations that affect our revenues and expenses;

•	our ability to successfully integrate acquisitions into our business;

•	the scope and validity of intellectual property rights applicable to our products;

•	adverse economic conditions in general and adverse economic conditions specifically affecting the markets in which we operate; and

•	other risks discussed in the section titled “Risk Factors,” set forth in Part I, Item 1A of our Annual Report on Form 10-K and elsewhere in this Quarterly Report on Form 10-Q.

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

•	Consolidated Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2013 and 2012.

•	Foreign Exchange Rates. This section discusses the potential impact of foreign exchange rate fluctuations.

•	Seasonality. This section discusses the seasonality in the sale of our products and services.

•

Liquidity and Capital Resources. This section provides an analysis of our cash flows for the three months ended March 31, 2013 and 2012, a discussion of our capital requirements, and the resources available to us to meet those requirements.

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

•	Contractual Obligations and Commitments. This section discusses contractual obligations and commitments expected to have a material impact on our liquidity and cash flow in future periods.

•	Off-Balance Sheet Arrangements. This section discusses off-balance sheet arrangements expected to have an impact on our liquidity and cash flow in future periods.

•	Inflation. This section discusses inflation that could impact our financial condition and results of operations.

•	Recent Accounting Pronouncements. This section provides for recent accounting pronouncements that could impact our financial condition and results of operations.

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

We currently operate in one business segment, namely, the development, commercialization and implementation of software products and related services. See Note 6 to our consolidated financial statements, Business and Geographic Segment Information, for information regarding our business and the geographies in which we operate. We have a diversified distribution model that consists of a direct sales force, a partner network of solution providers (or resellers), original equipment manufacturers (“OEM”) relationships and system integrators.

We have grown our customer base to approximately 28,000 active customers as of March 31, 2013 and increased our revenue at a 32% compound annual growth rate from January 1, 2009 through March 31, 2013. Our solution addresses the needs of a diverse range of customers from middle market customers to large enterprises such as Alliance Healthcare France, Avebe Group, Bell Helicopter, Cardinal Health, Colgate Palmolive Russia, Columbia University, Crossrail Limited, For Eyes Optical, Informatique Banque Populaire, Japan Steel Works, London Borough of Camden, London City Airport, Mazda North America, Moen Incorporated, NASDAQ-OMX, National Institutes of Health, Nationwide Mutual Insurance, NetConnect Germany GmbH & Co. KG, New York City Department of Design and Construction, Rockford Health System, Textron Systems Corporation, Toshiba America, Toyota Motor Corporation Australia, University of Exeter and Westminster City. We currently have customers in over 100 countries, and approximately 71% and 73% of our revenue for the three months ended March 31, 2013 and 2012, respectively, was derived internationally.

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

We license QlikView under perpetual licenses which generally include one year of maintenance as part of the initial purchase price of the product. Our customers can renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. For the three months ended March 31, 2013, our total revenue was comprised of 55% license revenue, 37% maintenance revenue and 8% professional services revenue. For the three months ended March 31, 2012, our total revenue was comprised of 59% license revenue, 33% maintenance revenue and 8% professional services revenue. Total billings from our OEM relationships accounted for approximately 8% and 6% of our total billings during the three months ended March 31, 2013 and 2012, respectively. Additionally, our online QlikCommunity provides us with a loyal and growing network of users who promote our software, provide support for other users and contribute valuable insights and feedback for our product development efforts.

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

•

“Land and Expand” Customer Penetration – initially targeting specific business users or departments in an organization to create a loyal user base that promotes broad adoption of our software platform across an organization.

•	Globally Diversified Distribution Model – employing a multi-pronged international sales approach that leverages our direct sales force and partner network.

•	Community-Based Marketing and Support – augmenting our development, marketing and support efforts through our online QlikCommunity.

In evaluating our operating results, we focus on the productivity of our sales force, the effectiveness of our channel partners, the effectiveness of our local and corporate level marketing, our ability to close opportunities generated by our marketing leads and the competitiveness of our technology. In each of these areas, we have taken steps designed to improve our operating results, including undertaking additional sales training for our sales representatives, hiring more experienced regional sales management, investing further in our corporate website to improve its use as an effective lead generating tool, developing a partner enablement program to focus on the results of our sales partners around the world and expanding our research and development staff with a focus on product enhancement, testing and quality assurance.

From a risk perspective, we have had to deal with the impact of the recessionary global environment during the past several years and the unsettled global economic environment could affect our operating results in future periods. Approximately 71% of our revenue during the three months ended March 31, 2013 was derived internationally, of which 56% was derived in Europe. Approximately 73% of our revenue during the three months ended March 31, 2012 was derived internationally, of which 58% was derived in Europe. We have faced pricing pressure from some of our competitors and we seek to minimize the impact by demonstrating the value delivered by QlikView in comparison to these other BI products. Also, the recent growth in our business has required the continued hiring of experienced staff across all of our geographic territories. To aid this effort we have focused on improving our local recruiting initiatives, as well as on developing further internal training programs to prepare employees for greater responsibilities.

We believe global economic conditions remain unstable and have resulted in an increase in the average length of time in our sales cycles. In addition, these conditions may result in an increase in the average length of time it takes to collect outstanding accounts receivable.

Key Financial Metrics and Trends

Revenues

Our revenue is comprised of license, maintenance and professional services. We license our software under perpetual licenses which generally include one year of maintenance as part of the initial purchase price of the product. License revenue reflects the revenue recognized from sales of licenses to new customers and additional licenses to existing customers. On an annual basis, the contribution of license and first year maintenance from existing customers has continued to increase. Going forward, we seek to continue to increase the contribution from existing customers based upon our “land and expand” sales strategy. Customers can renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. Current customers with maintenance agreements are entitled to receive unspecified upgrades and enhancements when and if they become available. We have experienced growth in maintenance revenue primarily due to increased license sales and growth in our customer base and high retention of those customers. During the three months ended March 31, 2013 and the year ended December 31, 2012, our annual maintenance renewal rates exceeded 90%. Professional services revenue is comprised of training, installation and other consulting revenues. Given the ease of implementation of our product and our relationship with our partners, professional services revenue were 8% of total revenues for the three months ended March 31, 2013 and 2012. We do not expect that proportion to change significantly during the near term. The contribution from our partner network has grown over time and we anticipate that revenues from partners will continue to be more than 50% of total revenues. Given the size of the U.S. market and our current limited penetration there, we expect that the U.S. will represent our largest growth opportunity during the near term and will likely be an important contributor to future revenue growth. Due to the global diversity of our customer base, our results are impacted by movements in the currencies of the major territories in which we operate. The primary foreign currencies impacting results are the Swedish kronor, the euro and the British pound. Inflation and changing prices had no material effect on our revenue or loss from operations during the three months ended March 31, 2013 and 2012.

Cost of Revenue

Cost of revenue primarily consists of personnel costs, fees paid to subcontractors providing technical support services, referral fees paid to third parties in connection with software license sales, amortization of technology related intangible assets and other discrete professional services. Personnel costs include salaries, employee benefit and social costs, bonuses, stock-based compensation and direct overhead.

Operating Expenses

We classify our operating expenses into three categories: sales and marketing, research and development and general and administrative. Our operating expenses primarily consist of personnel costs, sales commissions, travel costs, marketing program costs, facilities, legal, accounting, consulting, the cost of our annual employee summit, other professional services costs and depreciation and amortization. Personnel costs include salaries, employee benefit and social costs, bonuses, stock-based compensation and direct overhead. Historically, we have focused on the continued growth of our license revenues, and as a result, sales and marketing has represented the largest amount of total expenses both in absolute dollar terms and as a percentage of total revenues. Going forward, we expect to drive greater efficiencies from this cost base and consequently expect that sales and marketing as a percentage of revenues will decline in the long term. Conversely, we project that research and development expenses will remain constant or grow as a percentage of total revenues as we continue to invest in future product enhancements and new products.

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

Research and Development. Research and development expenses primarily consist of personnel and facility costs for our research and development and product marketing employees. We have devoted our development efforts primarily to enhancing the functionality and expanding the capabilities of our software platform. We expect that our research and development expenses will continue to increase in absolute dollars and as a percentage of revenue in the long-term as we increase our research and development and product marketing headcount to further strengthen and enhance our software platform. The vast majority of our research and development staff is based in Lund, Sweden.

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

Stock-Based Compensation. Stock-based compensation expense is based on the fair value of those awards at the date of grant. We use the Black-Scholes-Merton (“Black-Scholes”) option pricing model to determine the fair value of common stock option awards. The fair value of a restricted stock unit is determined by using the closing price of our common stock on the date of grant. The estimated fair value of Maximum Value Stock-Settled Stock Appreciation Rights (“MVSSSARs”) is determined by utilizing a lattice model under the option pricing method. The estimated fair value of stock-based compensation awards on the date of grant is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense is recorded within cost of revenue, sales and marketing, research and development and general and administrative expenses.

Other Income (Expense), net

Other income (expense), net primarily consists of net interest and foreign exchange gains or losses. Net interest represents interest income received on our cash and cash equivalents and interest expense associated with outstanding debt. Foreign exchange gains (losses) relate to the business activities in foreign countries and the re-measurement of intercompany transactions denominated in currencies other than our functional reporting currency, the U.S. dollar. As a result of our business activities in foreign countries, we expect that foreign exchange gains (losses) will continue to occur due to fluctuations in exchange rates in the countries where we do business.

Benefit for Income Taxes

Benefit for income taxes primarily consists of corporate income taxes related to income at our U.S. and international subsidiaries. The provision includes amounts for U.S. federal, state and foreign income taxes.

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

Impact of Foreign Currency Translation

Approximately 69% and 70% of our revenues for the three months ended March 31, 2013 and 2012 were earned in foreign denominated currencies, including the euro, the British pound and the Swedish kronor. We seek to manage our foreign exchange risk in part through operational means, including monitoring the proportion of same-currency revenues in relation to same-currency costs and the proportion of same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, changes in those currencies relative to the U.S. dollar will impact our revenues and expenses. If the U.S. dollar weakens against a specific foreign currency, our revenues will increase having a positive impact on net income, and our overall expenses will increase, having a negative impact on net income. Likewise, if the U.S. dollar strengthens against a specific foreign currency, our revenues will decrease having a negative impact on net income, and our overall expenses will decrease, having a positive impact on net income. Therefore, significant shifts in foreign currencies can impact our short-term results, as well as our long-term forecasts and targets.

Foreign currency exchange rate fluctuations impacted total revenue for the three months ended March 31, 2013 compared to the same period in 2012 by less than 1%. Total cost of revenue and operating expenses for the three months ended March 31, 2013 compared to the same period in 2012 were negatively impacted as a result of foreign currency exchange rate fluctuations by approximately $1.1 million principally driven by the weakening of the U.S. dollar relative to the Swedish kronor. Total revenue for the three months ended March 31, 2012 compared to the same period in 2011 was negatively impacted by approximately $2.0 million due to the general strengthening of the U.S. dollar relative to the euro, the British pound and the Swedish kronor. Total cost of revenue and operating expenses for the three months ended March 31, 2012 compared to the same period in 2011 were positively impacted by approximately $1.9 million due to the general strengthening of the U.S. dollar relative to the euro, the British pound and the Swedish kronor.

Consolidated Results of Operations

Comparison of the Three Months Ended March 31, 2013 and 2012

Revenue

The following table sets forth revenue by source:

	Three Months Ended March 31,
	2013		2012
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period to Period Change
	(unaudited)
	(dollars in thousands)

Revenue:
License revenue	$52,652	54.5%	$46,319	58.5%	$6,333	13.7%
Maintenance revenue	35,716	37.0%	26,442	33.4%	9,274	35.1%
Professional services revenue	8,180	8.5%	6,394	8.1%	1,786	27.9%

Total revenue	$96,548	100.0%	$79,155	100.0%	$17,393	22.0%

Revenue was $96.5 million for the three months ended March 31, 2013 compared to $79.2 million for the three months ended March 31, 2012, an increase of $17.4 million, or 22.0%. Foreign currency exchange rate fluctuations impacted total revenue for the three months ended March 31, 2013 compared to the same period in 2012 by less than 1%. The increase in revenue from the prior year period was primarily driven by revenue growth in the Americas (includes North America and South America), the Nordic region (includes Sweden, Denmark, Finland and Norway), Rest of World (includes Asia-Pacific, Middle East and Africa) and France, which grew by 29%, 44%, 32% and 41%, respectively, and contributed an incremental $16.0 million in total revenue. License revenue grew by approximately $6.3 million, or 13.7%. There was no material change in the pricing for our product from the three months ended March 31, 2012 to the three months ended March 31, 2013. Revenue growth was achieved primarily due to volume growth as new customers acquired our product for the first time, along with additional license purchases by our existing customers. During the three months ended March 31, 2013, we closed 88 contracts that had total license and first year’s maintenance exceeding $100,000, compared to 109 contracts for the same period last year. Included in the deals exceeding $100,000, we closed 32 contracts that had total license and first year’s maintenance exceeding $250,000, compared to 25 contracts for the same period last year. Included in the deals exceeding $250,000, we closed three contracts that had total license and first year’s maintenance exceeding $1.0 million, compared to one contract for the same period last year.

Amounts invoiced to existing customers during the three months ended March 31, 2013 represented a larger share of total billings, approximately 78%, resulting from our “land and expand” sales strategy. During the three months ended March 31, 2012, amounts invoiced to existing customers represented approximately 77% of total billings. Billings from our indirect partner channel for license and first year maintenance were 63% of total license and first year maintenance billings for the three months ended March 31, 2013 compared to 53% for the same period in 2012. Maintenance revenues grew by approximately 35.1% during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 driven by annual maintenance renewal rates of greater than 90%. Professional services revenue grew by 27.9% in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 due to growth in consulting and training revenue, resulting primarily from an increase in our customer base and continued investment in our services organization. The revenue growth in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 may not be indicative of our future revenue growth, if any.

Cost of Revenue and Gross Profit

The following table sets forth cost of revenue and gross profit for each revenue source:

	Three Months Ended March 31,
	2013		2012
	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Period to Period Change
	(unaudited)
	(dollars in thousands)

Cost of Revenue:
Cost of license revenue	$1,647	3.1%	$576	1.2%	$1,071	185.9%
Cost of maintenance revenue	2,872	8.0%	2,119	8.0%	753	35.5%
Cost of professional services revenue	9,837	120.3%	6,766	105.8%	3,071	45.4%

Total cost of revenue	$14,356	14.9%	$9,461	12.0%	$4,895	51.7%

Gross Profit:
License revenue	$51,005	96.9%	$45,743	98.8%	$5,262	11.5%
Maintenance revenue	32,844	92.0%	24,323	92.0%	8,521	35.0%
Professional services revenue	(1,657)	-20.3%	(372)	-5.8%	(1,285)	345.4%

Total gross profit	$82,192	85.1%	$69,694	88.0%	$12,498	17.9%

Cost of revenue was $14.4 million for the three months ended March 31, 2013 compared to $9.5 million for the three months ended March 31, 2012, an increase of $4.9 million, or 51.7%. Total cost of revenue for the three months ended March 31, 2013 compared to the same period in 2012 was negatively impacted as a result of foreign currency exchange rate fluctuations by approximately $0.1 million principally driven by the weakening of the U.S. dollar relative to the Swedish kronor. Cost of license revenue largely consists of referral fees paid to third parties in connection with software license sales and the amortization of technology related intangible assets. Referral fees increased $0.8 million and amortization of intangible assets increased $0.3 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. Cost of maintenance revenue increased $0.7 million for the three months ended March 31, 2013 as compared to the same period in 2012. In anticipation of continued growth in our current customer base, we increased headcount in our support organization during 2012 and the three months ended March 31, 2013 which increased personnel costs by $0.5 million for the three months ended March 31, 2013 as compared to the same period in 2012. In addition, we had an increase in travel expenses of $0.1 million, which is mainly attributable to our annual employee summit and an increase in other cost of maintenance revenue of $0.1 million. Cost of professional services revenue increased by $3.1 million for the three months ended March 31, 2013 compared to the same period in 2012. The increase was largely due to increased personnel costs of $1.9 million (including a $0.3 million increase in stock-based compensation) and increased travel expenses of $0.5 million as we continue to invest in our services organization. In addition, we had an increase in other cost of professional services revenue of $0.4 million and an increase of $0.3 million related to our annual employee summit.

Total gross profit increased $12.5 million, or 17.9%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 largely due to the $17.4 million, or 22.0%, increase in total revenue. The increase in our total gross profit during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 may not be indicative of our future gross profit. For the three months ended March 31, 2013, total gross margin decreased to 85.1% from 88.0% for the three months ended March 31, 2012. The decrease in our total gross margin from the prior year period is largely due to a $4.9 million, or 51.7%, increase in our total cost of revenues described in the previous paragraph. The decrease in our total gross margin during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 may not be indicative of our future gross margin.

Operating Expenses

The following table sets forth operating expenses as a percentage of revenue:

	Three Months Ended March 31,
	2013		2012
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period to Period Change
	(unaudited)
	(dollars in thousands)

Operating expenses:
Sales and marketing	$60,980	63.2%	$50,052	63.2%	$10,928	21.8%
Research and development	15,480	16.0%	7,807	9.9%	7,673	98.3%
General and administrative	22,493	23.3%	19,613	24.8%	2,880	14.7%

Total operating expenses	$98,953	102.5%	$77,472	97.9%	$21,481	27.7%

Sales and Marketing. Sales and marketing expenses increased $10.9 million, or 21.8% for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, reflecting increased personnel costs related to higher employee headcount and higher variable compensation resulting from increased license revenue. Sales and marketing expenses for the three months ended March 31, 2013 compared to the same period in 2012 were negatively impacted as a result of foreign currency exchange rate fluctuations by approximately $0.5 million principally driven by the weakening of the U.S. dollar relative to the Swedish kronor. The increase in sales and marketing expenses for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily attributable to an increase in personnel and commission costs of $7.2 million (including a $0.7 million increase in stock-based compensation) and an increase of $1.6 million related to our annual employee summit. In addition, we had an increase in consulting and other sales and marketing costs of $1.2 million, an increase in travel expenses of $0.7 million and an increase in facility and infrastructure costs of $0.2 million to support international expansion.

Research and Development. Research and development expenses grew by approximately $7.7 million or 98.3% during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. Research and development expenses for the three months ended March 31, 2013 compared to the same period in 2012 were negatively impacted as a result of foreign currency exchange rate fluctuations by approximately $0.4 million principally driven by the weakening of the U.S. dollar relative to the Swedish kronor. The year over year increase in research and development expenses was primarily attributable to higher personnel costs of $3.4 million (including a $0.3 million increase in stock-based compensation) as a result of the increase in our headcount. In addition, we had an increase in outside consulting costs of $3.4 million related to the development of the next generation of QlikView. The increase in research and development expenses also reflects an increase in travel costs of $0.7 million, which is mainly attributable to our annual employee summit, as well as an increase in facility costs of $0.2 million.

General and Administrative. General and administrative expenses were $22.5 million for the three months ended March 31, 2013 compared to $19.6 million for the three months ended March 31, 2012, an increase of $2.9 million, or 14.7%. General and administrative expenses for the three months ended March 31, 2013 compared to the same period in 2012 were negatively impacted as a result of foreign currency exchange rate fluctuations by approximately $0.1 million principally driven by the weakening of the U.S. dollar relative to the Swedish kronor. The increase in general and administrative expenses for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was largely due to an increase in personnel costs of $1.8 million (including a $0.7 million increase in stock-based compensation) and an increase of $0.9 million in information technology costs as we continue to expand our infrastructure to support anticipated global growth. We had an increase in travel expenses of $0.8 million largely due to the increase in the number of our general and administrative personnel and an increase of $0.6 million related to our annual employee summit. In addition, we had an increase in facility and infrastructure costs of $0.3 million to support international expansion. These increases were offset by a decrease of $1.5 million in legal, accounting and other general and administrative costs.

Other Income (Expense), net

Other expense, net was $1.5 million for the three months ended March 31, 2013 compared to other expense, net of $1.4 million for the three months ended March 31, 2012. During the three months ended March 31, 2013 and 2012, other expense, net primarily consisted of foreign exchange losses.

Benefit for Income Taxes

The effective tax rate for the three months ended March 31, 2013 was 27.5% compared to 17.8% in the prior-year period. Our benefit for income taxes for the period is based on our estimated annual effective tax rate adjusted for the recognition of discrete items. Our estimated annual effective tax rate principally includes foreign income taxed at the local jurisdictions rates and the recognition of certain valuation allowances. We operate in an international environment with significant operations in various locations outside the U.S.; accordingly the consolidated income tax rate is a composite rate reflecting our income (loss) and the applicable tax rate in the various locations where we operate. During the three months ended March 31, 2013 and 2012, our Swedish operations had a significant impact on our effective tax rate, as our intellectual property is held by our Swedish holding company, QlikTech International AB (“QTIAB”), which results in a significant portion of our pre-tax income (loss) being taxed at the Swedish corporate tax rate.

Due to the relative difference in the projected annual distribution of income and losses in jurisdictions in which we operate compared to our actual results for the three months ended March 31, 2013, including the recognition of certain discrete items in the quarter, and due to losses incurred in a jurisdiction for which the tax benefit cannot be recognized, the year-to-date effective rate may differ significantly from our full year effective rate. Our effective tax rate is also impacted significantly by non-deductible stock-based compensation incurred in various jurisdictions. As the projection and distribution of income changes throughout 2013, the year-to-date effective rate will change from quarter to quarter.

The income tax benefit for the three months ended March 31, 2013 is attributable to our subsidiary, QTIAB, which generated a pre-tax loss during the period. We believe that the analysis of positive and negative evidence, including a three-year cumulative profit and projected taxable income for future periods, provides a basis to record the related income tax receivable included within current assets on the consolidated balance sheet as of March 31, 2013. With the exception of QTIAB, and our consolidated group of U.S. entities, all other entities were profitable for the three months ended March 31, 2013. In addition, with the exception of the U.S. entities, all entities are expected to be profitable for the year ending December 31, 2013. A full valuation allowance has been recorded against the deferred tax assets of the U.S. entities as of March 31, 2013 based upon the negative evidence of a three-year cumulative loss and projected losses for 2013.

As of March 31, 2013, our liability for unrecognized tax benefits was approximately $2.6 million (including penalties and interest). We do not expect that the total amount of unrecognized tax benefits will change significantly during the next twelve months. See Note 8 to the audited consolidated financial statements for the year ended December 31, 2012 included in our Annual Report on Form 10-K, filed with the SEC on February 26, 2013, for more detailed information regarding unrecognized tax benefits.

Foreign Exchange Rates

We conduct business in our foreign operations in local currencies. Accordingly, our revenue and operating expense results presented above are affected by changes in foreign exchange rates. Income and expense accounts are translated at the average monthly exchange rates during the period. Foreign currency exchange rate fluctuations impacted total revenue for the three months ended March 31, 2013 compared to the same period in 2012 by less than 1%. Total cost of revenue and operating expenses for the three months ended March 31, 2013 compared to the same period in 2012 were negatively impacted as a result of foreign currency exchange rate fluctuations by approximately $1.1 million principally driven by the weakening of the U.S. dollar relative to the Swedish kronor. Total revenue for the three months ended March 31, 2012 compared to the same period in 2011 was negatively impacted by approximately $2.0 million due to the general strengthening of the U.S. dollar relative to the euro, the British pound and the Swedish kronor. Total cost of revenue and operating expenses for the three months ended March 31, 2012 compared to the same period in 2011 were positively impacted by approximately $1.9 million due to the general strengthening of the U.S. dollar relative to the euro, the British pound and the Swedish kronor.

Seasonality

Our quarterly results reflect seasonality in the sale of our products and services. Historically, a pattern of increased license sales in the fourth quarter has positively impacted sales activity in that period which can make it difficult to achieve sequential revenue growth in the first quarter. In addition, our European operations occasionally provide lower revenues in the summer months because of the generally reduced level of economic activity in Europe during those months. Similarly, our gross margins and income (loss) from operations have been affected by these historical trends because the majority of our expenses are relatively fixed in the near-term. The timing of revenues in relation to our expenses, much of which does not vary directly with revenue, has an impact on the cost of revenue, sales and marketing expense, research and development expense and general and administrative expense as a percentage of revenue in each calendar quarter during the year. The majority of our expenses is personnel-related and includes salaries, stock-based compensation, benefits and incentive-based compensation plan expenses. As a result, we have not experienced significant seasonal fluctuations in the timing of expenses from period to period, other than an increase in total operating expenses during the first quarter of each year as a result of our annual employee summit and an increase in sales and marketing expenses in the second quarter of each year due to our annual partner event. On a quarterly basis, we have usually generated the majority of our revenues in the final month of each quarter and a significant amount in the last two weeks of a quarter. We believe this is due to customer buying patterns typical in this industry. Although these seasonal factors are common in the technology sector, historical patterns should not be considered a reliable indicator of our future sales activity or performance.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents and the on-going collection of our accounts receivable. As of March 31, 2013, we had cash and cash equivalents totaling $214.8 million, net accounts receivable of $101.4 million and working capital of $197.8 million. Our cash and cash equivalents held domestically were $122.7 million as of March 31, 2013. We believe that our cash and cash equivalents balances in the U.S. are currently sufficient to fund our U.S. operations. As of March 31, 2013, cash and cash equivalents held by foreign subsidiaries were $92.1 million, which include undistributed earnings of foreign subsidiaries indefinitely invested outside of the U.S. of $41.9 million. Except as required under U.S. tax law, we do not accrue for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to continue to invest such undistributed earnings outside of the U.S. If these funds are needed for our operations in the U.S., we would be required to accrue and, subsequent to the full utilization of our existing net operating loss carryforwards, pay U.S. taxes to repatriate these funds.

Our capital expenditures for the three months ended March 31, 2013 were $2.8 million, comprised primarily of additional leasehold improvements, furniture and fixtures and computer equipment, as well as investments made in a new enterprise resource planning system.

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

The following table shows selected balance sheet data as well as our cash flows from operating activities, investing activities and financing activities for the stated periods:

	March 31, 2013	December 31, 2012
	(unaudited)
	(dollars in thousands)

Cash and cash equivalents	$214,834	$195,803
Accounts receivable, net	101,359	144,475
Deferred revenue	89,236	85,942
Working capital	197,765	197,264

	Three Months Ended March 31,
	2013	2012
	(unaudited)
	(dollars in thousands)
Cash flow activities
Net cash provided by operating activities	$14,707	$21,895
Net cash used in investing activities	(2,762)	(2,492)
Net cash provided by financing activities	8,365	6,826

Cash and Cash Equivalents

Our cash and cash equivalents at March 31, 2013 were held for working capital purposes and were invested primarily in bank deposits and money market accounts having less than 90 day maturities. We do not enter into investments for trading or speculative purposes. These balances could be impacted if the underlying depository institutions or the guarantors fail or could be subject to adverse conditions in the financial markets. We can provide no assurances that access to our funds will not be impacted by adverse conditions in the financial markets.

Cash Flows

Operating Activities

Net cash provided by operating activities was $14.7 million for the three months ended March 31, 2013. We incurred non-cash expenses totaling $9.4 million for the three months ended March 31, 2013. Non-cash expenses primarily consisted of stock-based compensation expense, provisions for bad debt, foreign currency gains and losses and depreciation and amortization expense. In addition, we incurred an excess tax benefit from stock-based compensation of $4.2 million for the three months ended March 31, 2013.

The change in certain assets and liabilities resulted in a net source of cash of $22.7 million for the three months ended March 31, 2013. Net cash provided by operating activities is driven by sales of our products. Collection of accounts receivable from the product sales is a significant component of our cash flows from operating activities, as is the change in deferred revenue related to these sales. In addition, net cash provided by operating activities reflects income tax payments made of $5.5 million.

Net cash provided by operating activities was $21.9 million for the three months ended March 31, 2012. We incurred non-cash expenses totaling $5.7 million for the three months ended March 31, 2012. Non-cash expenses primarily consisted of stock-based compensation expense, provisions for bad debt, foreign currency gains and losses and depreciation and amortization expense. In addition, we incurred an excess tax benefit from stock-based compensation of $4.2 million for the three months ended March 31, 2012.

The change in certain assets and liabilities resulted in a net source of cash of $27.9 million for the three months ended March 31, 2012. Net cash provided by operating activities is driven by sales of our software offerings. Collection of accounts receivable from the sales of our software offerings is a significant component of our cash flows from operating activities, as is the change in deferred revenue related to these sales. In addition, net cash provided by operating activities includes income tax payments made of $2.0 million.

Investing Activities

Net cash used in investing activities was $2.8 million for the three months ended March 31, 2013. Cash used in investing activities for the three months ended March 31, 2013 was primarily for capital expenditures related to leasehold improvements, furniture and fixtures, computer equipment and investments made in a new enterprise resource planning system as we continued to expand our infrastructure and workforce.

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

Financing Activities

Net cash provided by financing activities was $8.4 million for the three months ended March 31, 2013. Net cash provided by financing activities resulted from an excess tax benefit from stock-based compensation of $4.2 million and the proceeds from the exercise of common stock options of $4.0 million. In addition, we had borrowings under our subsidiary’s line of credit of $0.2 million during the period.

Net cash provided by financing activities was $6.8 million for the three months ended March 31, 2012. Net cash provided by financing activities resulted from an excess tax benefit from stock-based compensation of $4.2 million and the proceeds from the exercise of common stock options of $2.9 million. These proceeds were offset by payments under our subsidiary’s line of credit of $0.3 million during such period.

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

For the three months ended March 31, 2013 and 2012, Non-GAAP loss from operations is determined by taking loss from operations and adding back stock-based compensation expense, employer payroll taxes related to stock transactions and amortization of intangible assets. Non-GAAP net loss is determined by taking loss before benefit for income taxes and adding back stock-based compensation expense, employer payroll taxes on stock transactions and amortization of intangible assets and the result is tax affected at an estimated long-term effective tax rate of 30%. We believe that our Non-GAAP adjustments provide useful information to both management and investors for the following factors:

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

The following is a reconciliation of Non-GAAP loss from operations, Non-GAAP net loss and Non-GAAP net loss per common share to the most comparable U.S. generally accepted accounting principles (“U.S. GAAP”) measure for the periods indicated (in thousands, except share and per share data):

	Three Months Ended March 31,
	2013	2012
	(unaudited)
Reconciliation of Non-GAAP loss from operations:
GAAP loss from operations	$(16,761)	$(7,778)
Stock-based compensation expense	5,989	4,023
Employer payroll taxes on stock transactions	208	1,450
Amortization of intangible assets	350	—

Non-GAAP loss from operations	$(10,214)	$(2,305)

Reconciliation of Non-GAAP net loss:
GAAP net loss	$(13,206)	$(7,536)
Stock-based compensation expense	5,989	4,023
Employer payroll taxes on stock transactions	208	1,450
Amortization of intangible assets	350	—
Income tax adjustment (1)	(1,507)	(526)

Non-GAAP net loss	$(8,166)	$(2,589)

Reconciliation of Non-GAAP loss per share:
Non-GAAP net loss per common share - basic and diluted	$(0.09)	$(0.03)

GAAP net loss per common share - basic and diluted	$(0.15)	$(0.09)

Weighted average number of common shares outstanding - basic and diluted	86,516,905	84,633,046

(1)	Income tax adjustment is used to adjust the U.S. GAAP benefit for income taxes to a Non-GAAP benefit for income taxes utilizing an estimated long-term tax rate of 30%.

The following table reflects the impact of changes in foreign currency exchange rates from the prior year periods on the reported amounts of total revenue for the three months ended March 31, 2013. To determine the revenue growth rates on a constant currency basis for the three months ended March 31, 2013, revenue from entities reporting in foreign currencies was translated into U.S. dollars using the comparable prior year period’s foreign currency exchange rates.

	Three months ended March 31,		% change
	2013	2012
	(in thousands)
	(unaudited)
Constant currency reconciliation:
Total revenue, as reported	$96,548	$79,155	22%
Estimated impact of foreign currency fluctuations			0%

Total revenue constant currency growth rate			22%

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that these accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. There were no material changes to our critical accounting policies and use of estimates during the year ended December 31, 2012. Our significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2012 included in our Annual Report on Form 10-K, filed with the SEC on February 26, 2013. Since the date of those financial statements, there have been no material changes to our critical accounting policies and use of estimates.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements, as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K, as of March 31, 2013 and December 31, 2012.

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

Market Risk

We are exposed to certain financial risks, including fluctuations in foreign currency exchange rates and interest rates. We manage our exposure to these market risks through internally established policies and procedures. Our policies do not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. We do not use financial instruments for trading purposes and we are not a party to any leveraged derivatives. We monitor our underlying market risk exposures on an ongoing basis and, where appropriate, may use hedging strategies to mitigate these risks.

Interest Rate Sensitivity

We had cash and cash equivalents of $214.8 million at March 31, 2013 and $195.8 million at December 31, 2012. We held these amounts in cash or money market funds.

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

Foreign Exchange Risk

We market our products in the Americas, Europe, the Asia-Pacific Regions and Africa and largely develop our products in Europe and the U.S. As a result of our business activities in foreign countries, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We sell our products in certain countries in the local currency of the respective country. There is a risk that we will have to adjust local currency product pricing due to the competitive pressure when there has been significant volatility in foreign exchange rates. In addition, a vast majority of our product development activities are principally based at our facility in Lund, Sweden. This provides some natural hedging because most of our subsidiaries’ operating expenses are denominated in their local currencies. Regardless of this natural hedging, our results of operations may be adversely impacted by the exchange rate fluctuation. Although we will continue to monitor our exposure to currency fluctuations and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions. We may choose not to hedge certain foreign exchange exposure for a variety of reasons, including accounting considerations and the prohibitive economic cost of hedging particular exposure.

Foreign exchange risk exposures arise from transactions denominated in a currency other than our functional currency and from foreign denominated revenue and profit translated into U.S. dollars. Approximately 69% and 70% of our operating revenues for the three months ended March 31, 2013 and 2012, respectively, were earned in foreign denominated currencies other than the U.S. dollar. The principal foreign currencies in which we conduct business are the euro, the Swedish kronor and the British pound. The translation of currencies in which we operate into the U.S. dollar may affect our consolidated revenues and gross profit margins as expressed in U.S. dollars. We monitor our foreign exchange risk in part through operational means, including the evaluation of the proportion of same-currency revenues to same-currency costs and the proportion of same-currency assets to same-currency liabilities. As we operate in multiple foreign currencies, changes in those currencies relative to the U.S. dollar will impact our revenues and expenses. If the U.S. dollar weakens against a specific foreign currency, our revenues will increase having a positive impact on net income, and our overall expenses will increase, having a negative impact on net income. Likewise, if the U.S. dollar strengthens against a specific foreign currency, our revenues will decrease having a negative impact on net income, and our overall expenses will decrease, having a positive impact on net income. Therefore, significant shifts in foreign currencies can impact our short-term results, as well as our long-term forecasts and targets.

Our actual future gains and losses may differ materially due to the inherent limitations with the timing and amount of changes in foreign currency exchange rates and our actual exposure and positions.

Item 4. Controls and Procedures

Evaluation of Disclosure and Control Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information require to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriated to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act) occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our intellectual property is an essential element of our business. We own registered trademarks for “Qlik,” “QlikTech,” “QlikView” and our logo. We rely on a combination of copyright, trademark, trade dress and trade secrecy laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights both domestically and abroad. These laws, procedures and restrictions provide only limited protection. As of March 31, 2013, we had seven issued U.S. patents and had five pending applications for U.S. patents. In addition, as of March 31, 2013, we had 19 issued and 15 pending applications for foreign patents. Any future patents issued to us may be challenged, invalidated or circumvented. Any patents that might be issued in the future, with respect to pending or future patent applications may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. We endeavor to enter into agreements with our employees and contractors and with parties with whom we do business in order to limit access to and disclosure of our proprietary information.

ITEM 1A. RISK FACTORS

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on February 26, 2013, we identify under Part I, Item 1A important factors which could affect our business, financial condition, results of operations and future operations and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report on Form 10-Q. There have been no material changes to the risk factors subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2012. However, the risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the SEC, also could cause our actual results to differ materially from our anticipated results or other expectations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Document

10.21G	Form of Notice of Director Stock Option Award under 2010 Equity Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2013, furnished in XBRL (eXtensible Business Reporting Language)).

*	The certification attached as Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 6, 2013.

QLIK TECHNOLOGIES INC.

By:	/s/ LARS BJÖRK
Lars Björk
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ WILLIAM G. SORENSON
William G. Sorenson
Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ DENNIS E. JOHNSON
Dennis E. Johnson
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.21G	Form of Notice of Director Stock Option Award under 2010 Equity Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2013, furnished in XBRL (eXtensible Business Reporting Language)).

*	The certification attached as Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.