Form 10-Q
period 2013-06-30
QLIK TECHNOLOGIES INC
filed 2013-08-02
CIK 1305294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 29, 2013, there were 87,860,356 shares of the registrant’s common stock issued and outstanding.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

QLIK TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$223,549	$195,803
Accounts receivable, net of allowance for doubtful accounts of $1,656 and $704, respectively	94,335	144,475
Prepaid expenses and other current assets	12,008	14,455
Income tax receivable	19,156	—
Deferred income taxes	766	1,211

Total current assets	349,814	355,944

Property and equipment, net	18,465	17,048
Intangible assets, net	11,662	5,625
Goodwill	12,101	7,367
Deferred income taxes	—	1,761
Deposits and other noncurrent assets	2,621	2,628

Total assets	$394,663	$390,373

Liabilities and stockholders’ equity
Current liabilities:
Income taxes payable	$—	$4,154
Accounts payable	6,408	7,128
Deferred revenue	86,344	84,197
Accrued payroll and other related costs	33,739	36,976
Accrued expenses	23,440	26,075
Deferred income taxes	127	150

Total current liabilities	150,058	158,680

Long-term liabilities:
Deferred revenue	1,815	1,745
Deferred income taxes	2,440	512
Other long-term liabilities	8,573	3,874

Total liabilities	162,886	164,811

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 authorized, none issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized; 87,694,835 shares issued and outstanding at June 30, 2013 and 86,286,292 shares issued and outstanding at December 31, 2012	9	9
Additional paid-in-capital	238,618	209,614
Retained earnings (accumulated deficit)	(8,239)	13,016
Accumulated other comprehensive income	1,389	2,923

Total stockholders’ equity	231,777	225,562

Total liabilities and stockholders’ equity	$394,663	$390,373

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QLIK TECHNOLOGIES INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
License revenue	$60,501	$50,048	$113,153	$96,367
Maintenance revenue	38,420	28,560	74,136	55,002
Professional services revenue	9,086	7,193	17,266	13,587

Total revenue	108,007	85,801	204,555	164,956

Cost of revenue:
License revenue	1,523	778	3,170	1,354
Maintenance revenue	2,546	2,027	5,418	4,146
Professional services revenue	10,525	7,012	20,362	13,778

Total cost of revenue	14,594	9,817	28,950	19,278

Gross profit	93,413	75,984	175,605	145,678

Operating expenses:
Sales and marketing	64,447	51,565	125,427	101,617
Research and development	16,070	8,160	31,550	15,967
General and administrative	21,988	18,613	44,481	38,226

Total operating expenses	102,505	78,338	201,458	155,810

Loss from operations	(9,092)	(2,354)	(25,853)	(10,132)

Other income (expense), net:
Interest income, net	35	65	67	99
Foreign exchange gain (loss), net	(504)	50	(1,987)	(1,378)

Total other income (expense), net	(469)	115	(1,920)	(1,279)

Loss before income taxes	(9,561)	(2,239)	(27,773)	(11,411)

Benefit for income taxes	1,512	198	6,518	1,834

Net loss	$(8,049)	$(2,041)	$(21,255)	$(9,577)

Net loss per common share:
Basic and diluted	$(0.09)	$(0.02)	$(0.24)	$(0.11)

Weighted average number of common shares outstanding:
Basic and diluted	87,280,678	85,416,641	86,900,901	85,024,843

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QLIK TECHNOLOGIES INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net loss	$(8,049)	$(2,041)	$(21,255)	$(9,577)
Other comprehensive loss:
Foreign currency translation	(717)	(2,899)	(1,534)	(901)

Total comprehensive loss	$(8,766)	$(4,940)	$(22,789)	$(10,478)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QLIK TECHNOLOGIES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net loss	$(21,255)	$(9,577)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,684	2,316
Stock-based compensation expense	12,581	8,448
Excess tax benefit from stock-based compensation	(6,471)	(4,185)
Other non-cash items	5,945	2,526
Changes in assets and liabilities	29,362	29,737

Net cash provided by operating activities	23,846	29,265

Cash flows from investing activities
Acquisitions, net of cash acquired	(4,371)	(10,792)
Capital expenditures	(4,516)	(5,375)

Net cash used in investing activities	(8,887)	(16,167)

Cash flows from financing activities
Proceeds from exercise of common stock options	9,952	3,577
Excess tax benefit from stock-based compensation	6,471	4,185
Payments on line of credit, net	(1)	(356)
Payments on contingent consideration	(219)	(202)

Net cash provided by financing activities	16,203	7,204
Effect of exchange rates on cash and cash equivalents	(3,416)	(2,594)

Net increase in cash and cash equivalents	27,746	17,708
Cash and cash equivalents, beginning of period	195,803	177,413

Cash and cash equivalents, end of period	$223,549	$195,121

Supplemental cash flow information:
Cash paid during the period for income taxes	$7,905	$3,743

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QLIK TECHNOLOGIES INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

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

Interim Financial Statements

These interim consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) on the same basis as the audited consolidated financial statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 26, 2013 and, in the opinion of management, include all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position at June 30, 2013, the results of operations and comprehensive loss for the three and six months ended June 30, 2013 and 2012 and cash flows for the six months ended June 30, 2013 and 2012. The results of operations for the three and six months ended June 30, 2013 and 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other future periods. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted under the SEC’s rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2012. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and, therefore, do not include all information and footnotes required by U.S. GAAP for complete financial statements.

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

The Company evaluates its estimates, including those related to the accounts receivable allowance, useful lives of long-lived assets, the recoverability of goodwill and other intangible assets, assessing fair values of assets and liabilities acquired in and contingent considerations related to business combinations, assumptions used for the purpose of determining stock-based compensation expense and income taxes, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying value of assets and liabilities as well as reported revenue and expenses during the periods presented.

Foreign Currency Translation

The financial statements of the Company’s foreign operations are measured using the local currency as the functional currency. The local currency assets and liabilities are translated at the rate of exchange to the United States (“U.S.”) dollar on the balance sheet date and the local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the reporting periods. Foreign currency transaction gains (losses) have been reflected as a component of other income (expense), net, within the Company’s consolidated statements of operations and foreign currency translation gains (losses) have been included as a component of the Company’s consolidated statements of comprehensive income (loss) and accumulated other comprehensive income (loss).

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

Stock-Based Compensation

The Company recognizes the cost of stock-based compensation based on the fair value of those awards at the date of grant over the requisite service period on a straight-line basis. The Company uses the Black-Scholes-Merton (“Black-Scholes”) option pricing model to determine the fair value of common stock option awards. The fair value of a restricted stock unit is determined by using the fair market value of the Company’s common stock on the date of grant. The fair value of Maximum Value Stock-Settled Stock Appreciation Rights (“MVSSSARs”) is determined by utilizing a lattice model under the option pricing method. Stock-based compensation plans, related expenses and assumptions used in the Black-Scholes option pricing model and the lattice model under the option pricing method are more fully described in Note 8 to these unaudited consolidated financial statements. Stock-based compensation expense is recorded within cost of revenue, sales and marketing, research and development and general and administrative expenses in the unaudited consolidated statements of operations.

The following table sets forth the total stock-based compensation expense included in the unaudited consolidated statements of operations for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
		(in thousands)

Cost of revenue	$690	$329	$1,298	$668
Sales and marketing	3,270	2,530	6,235	4,839
Research and development	835	435	1,575	865
General and administrative	1,797	1,131	3,473	2,076

	$6,592	$4,425	$12,581	$8,448

Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except share and per share data)

Basic and diluted net loss per common share calculation:
Net loss	$(8,049)	$(2,041)	(21,255)	(9,577)

Weighted average common shares outstanding:
Basic and diluted	87,280,678	85,416,641	86,900,901	85,024,843

Net loss per common share:
Basic and diluted	$(0.09)	$(0.02)	$(0.24)	$(0.11)

Diluted net loss per common share for the three and six months ended June 30, 2013 and 2012 does not reflect the potential issuance of common shares underlying the following securities as the effect would be anti-dilutive:

	Three and Six Months Ended June 30,
	2013	2012

Common stock options	10,207,364	9,180,820
Restricted stock units	374,152	261,195
MVSSSARs	1,013,795	537,969

	11,595,311	9,979,984

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

(3)	Acquisitions

On May 2, 2013, the Company acquired all of the outstanding shares of NComVA AB (“NComVA”), a Swedish software company that specializes in advanced visualization technology, for a preliminary purchase price of 70.4 million Swedish kronor ($10.9 million based on an exchange rate of 0.155 at May 2, 2013). The acquisition of NComVA is expected to expand the use of QlikView’s Business Discovery platform by providing expertise and capabilities in advanced visualization and analysis to pair with QlikView’s associative approach to delivering a deeper understanding of data, especially when multiple data sources are analyzed together. The results of operations and financial position of NComVA are included in the Company’s consolidated financial statements from and after the date of acquisition. The inclusion of NComVA did not have a material impact on the Company’s consolidated financial results for the three and six months ended June 30, 2013. Had the acquisition occurred as of the beginning of the periods presented in these consolidated financial statements, the pro forma statements of operations would not be materially different than the consolidated statements of operations presented.

The preliminary purchase price for the acquisition of NComVA was estimated at $10.9 million. The Company paid $4.9 million of the purchase price to the sellers at closing. In addition, the purchase price includes approximately $2.7 million of deferred purchase price, which is expected to be paid in July 2015, and $3.3 million of contingent cash consideration that is payable in October 2013 and July 2014 upon the achievement of certain product development milestones. The range of undiscounted amounts the Company may be required to pay for the contingent cash consideration is between zero and $3.3 million. The Company estimated that the attainment of these product development milestones was considered highly probable on May 2, 2013. Accordingly, the Company has included $3.3 million of the contingent cash consideration within the preliminary purchase price.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at May 2, 2013 based on an exchange rate of 0.155 (in thousands):

Cash	$517
Other assets acquired	18
Liabilities assumed	(473)

Net assets acquired	$62

Deferred tax liability	(1,605)
Intangible assets	7,296
Goodwill	5,124

Total preliminary purchase price	$10,877

The definite-lived intangible assets relate to acquired technology. The value assigned to NComVA’s acquired technology was determined by employing the cost savings method. Under this method, the value of the acquired technology is determined by calculating the present value of the cost savings that the business expects to make as a result of owning the asset. The Company amortizes the acquired technology on a straight-line basis over an estimated useful life of five years. The amortization of intangible assets is not expected to be deductible for income tax purposes. Accordingly, a deferred tax liability has been recorded as part of the purchase price.

Goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. The Company believes the goodwill related to the acquisition was a result of the expected synergies to be realized from combining operations and is not expected to be deductible for income tax purposes. The Company tests the goodwill for impairment at least annually in accordance with U.S. GAAP (See Note 4).

(4)	Goodwill and Other Intangible Assets

The Company tests goodwill resulting from acquisitions for impairment annually on October 1, or whenever events or changes in circumstances indicate an impairment. The change in goodwill in the consolidated balance sheet as of June 30, 2013 from December 31, 2012 was due to the acquisition of NComVA (See Note 3) and the effect of foreign currency translation.

The following table provides information regarding the Company’s intangible assets subject to amortization:

	June 30, 2013			December 31, 2012
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
			(in thousands)

Acquired technology	$13,168	$(1,780)	$11,388	$6,120	$(858)	$5,262
Customer relationships and other identified intangible assets	689	(660)	29	735	(690)	45
Trade name	390	(145)	245	390	(72)	318

Total	$14,247	$(2,585)	$11,662	$7,245	$(1,620)	$5,625

The change in intangible assets in the consolidated balance sheet as of June 30, 2013 from December 31, 2012 was due to the acquisition of NComVA (See Note 3), the amortization of intangible assets and the effect of foreign currency translation. Amortization of intangible assets was $0.6 million and de minimus for the three months ended June 30, 2013 and 2012, respectively. Amortization of intangible assets was $0.9 million and de minimus for the six months ended June 30, 2013 and 2012, respectively. The estimated aggregate amortization expense for each of the succeeding years is as follows: $1.4 million for the remainder of 2013; $2.7 million in 2014; $2.6 million in 2015; $2.6 million in 2016; $1.9 million in 2017; and $0.5 million in 2018. The weighted average amortization period for all intangible assets is 4.9 years.

(5)	Fair Value Measurements

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company. In connection with the acquisition of NComVA (See Note 3), a liability of approximately $3.3 million was recognized for the Company’s estimate of the fair value of contingent cash consideration on the acquisition date based on the Company’s assessment of the probability of achievement of certain product development milestones. This fair value was classified as Level 3 because it was based on significant unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions. The key inputs into this fair value estimate included the Company’s assessment that the probability of reaching the product development milestones was considered highly likely with estimated discount rates ranging from 0.45% to 0.65%. The Company measures the fair value of contingent cash consideration liabilities each reporting period and records any changes in fair value as a component of operating expenses within the consolidated statement of operations. As of June 30, 2013 and December 31, 2012, the fair value of the contingent cash consideration liabilities was $3.2 million and $0.3 million, respectively. The change in the fair value of the contingent consideration liabilities from December 31, 2012 to June 30, 2013 was due to the acquisition of NComVA in May 2013 offset by the settlement of the $0.3 million contingent consideration liability that was outstanding as of December 31, 2012. The estimated fair value of the contingent cash consideration did not change materially from May 2, 2013 through June 30, 2013.

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill. These items are recognized at fair value in the period in which an acquisition is completed, or when they are considered to be impaired. During the three months ended June 30, 2013, the Company completed the acquisition of NComVA (See Note 3), and recorded the fair value of the assets acquired and liabilities assumed on the acquisition date. There were no other non-recurring fair value adjustments recorded during the three and six months ended June 30, 2013 and 2012.

(6)	Benefit for Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2013 was 15.8% compared to 8.8% for the three months ended June 30, 2012. The Company’s effective tax rate for the six months ended June 30, 2013 was 23.5% compared to 16.1% for the six months ended June 30, 2012. The Company’s benefit for income taxes for the period is based on an estimated annual effective tax rate adjusted for the recognition of discrete items. The Company’s estimated annual effective tax rate primarily includes foreign income taxed at the local jurisdictions rates and the recognition of certain valuation allowances. The Company operates in a global environment with significant operations in various locations outside the U.S.; accordingly the consolidated income tax rate is a composite rate reflecting the Company’s income (loss) and the applicable tax rate in the various locations where the Company operates.

Due to the relative difference in the projected annual distribution of income and losses in jurisdictions in which the Company operates compared to the Company’s actual results, including the recognition of certain discrete items in such periods, and due to the Company incurring a loss in a jurisdiction for which the tax benefit cannot be recognized, the year-to-date effective tax rate may differ significantly from the Company’s full year effective tax rate. The Company’s effective tax rate is also impacted significantly by non-deductible stock-based compensation incurred in various jurisdictions. As the projection and distribution of income changes throughout the year ending December 31, 2013, the effective tax rate may vary from quarter to quarter.

The income tax benefit for the three and six months ended June 30, 2013 is primarily attributable to our Swedish holding company, QlikTech International AB (“QTIAB”), which generated a pre-tax loss during such periods. The Company believes that the analysis of positive and negative evidence, including a three-year cumulative profit and projected taxable income for future periods, provides a basis to record the related income tax receivable within current assets on the consolidated balance sheet as of June 30, 2013. With the exception of QTIAB and the Company’s consolidated group of U.S. entities, all other entities were profitable for the three and six months ended June 30, 2013. For the year ended December 31, 2013, the Company expects to be profitable in all taxing jurisdictions in which it operates, with the exception of the U.S. Accordingly, a full valuation allowance is recorded against the U.S. deferred tax assets as of June 30, 2013 based upon the negative evidence of a three-year cumulative loss and a projected loss for 2013.

As of June 30, 2013 and December 31, 2012, the Company’s liability for unrecognized tax benefits (including penalties and interest) was approximately $2.4 million and $2.6 million, respectively. The Company does not expect that the total amount of unrecognized tax benefits will change significantly during the next twelve months. See Note 8 to the audited consolidated financial statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 26, 2013, for more detailed information regarding unrecognized tax benefits.

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

The following geographic data includes revenues generated by subsidiaries located within that geographic region. The Company’s revenues were generated in the following geographic regions for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
		(in thousands)

The Americas	$37,858	$28,931	$71,230	$54,894
Europe	57,990	48,634	111,666	94,654
Rest of world	12,159	8,236	21,659	15,408

	$108,007	$85,801	$204,555	$164,956

(8)	Stock-Based Compensation

The Company’s 2010 Equity Incentive Plan (“2010 Plan”) took effect on the effective date of the registration statement, July 16, 2010, for the Company’s initial public offering (“IPO”). The Company initially reserved 3,300,000 shares of its common stock for issuance under the 2010 Plan. The number of shares reserved for issuance under the 2010 Plan will be increased automatically on January 1st of each year by a number equal to the smallest of (i) 3,300,000 shares; (ii) 3.75% of the shares of common stock outstanding at that time; or (iii) a number of shares determined by the Company’s Board of Directors. In February 2013, the Board of Directors of the Company authorized an automatic increase to the 2010 Plan equal to 3,235,736 shares. As of June 30, 2013, there were 3,715,499 shares of common stock available for issuance under the 2010 Plan.

Common Stock Options

The following provides a summary of the common stock option activity for the Company for the six months ended June 30, 2013:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregrate Intrinsic Value (in thousands)

Outstanding as of January 1, 2013	10,416,358	$15.89	7.82
Granted	1,534,988	$26.88
Exercised	(1,331,246)	$7.48
Forfeited	(412,736)	$22.95

Outstanding as of June 30, 2013	10,207,364	$18.35	7.88	$104,067

Exercisable at June 30, 2013	4,145,659	$11.93	6.29	$68,492

Vested at June 30, 2013 and expected to vest in future periods	9,608,069	$18.09	7.81	$100,855

The grant date weighted-average fair value per common stock option for the six months ended June 30, 2013 and 2012 was $12.58 and $10.81, respectively.

Proceeds from the exercise of common stock options were $9.9 million and $3.6 million for the six months ended June 30, 2013 and 2012, respectively. The total intrinsic value of common stock options exercised during the six months ended June 30, 2013 and 2012 was $26.2 million and $29.8 million, respectively. As a result of expected full year taxable income in certain tax jurisdictions, the Company recorded an excess tax benefit from stock-based compensation of $6.5 million and $4.2 million for the six months ended June 30, 2013 and 2012, respectively.

The assumptions used in the Black-Scholes option pricing model are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.9% - 1.3%	0.9% - 1.2%	0.9% - 1.3%	0.9% - 1.2%
Expected volatility	47.5% - 47.7%	46.7% - 46.8%	47.5% - 47.7%	46.7% - 47.1%
Expected life (in years)	6.25	6.25	6.25	6.25

The Company uses the Black-Scholes option-pricing model to value common stock option awards. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected term of the stock-based compensation awards and stock price volatility. For stock options granted in 2013, the Company used a blended volatility to estimate expected volatility. The blended volatility includes a weighting of the Company’s historical volatility from the date of its IPO to the respective grant date and an average of the Company’s peer group historical volatility consistent with the expected term of the option. The Company’s peer group historical volatility includes the historical volatility of companies that are similar in revenue size, in the same industry or are competitors. The Company expects to continue to use a larger proportion of its historical volatility in future periods as it develops additional historical experience of its own stock price fluctuations considered in relation to the expected term of the option. The expected term for common stock options is based on the simplified method. The Company expects that its actual experience surrounding the expected term will replace its use of the simplified method once the Company has established a sufficient history of historical behavior patterns. The risk-free interest rate is based on U.S. Treasury yield curve with a remaining term equal to the expected term assumed at grant. The assumptions used in calculating the fair value of stock-based compensation awards represent management’s best estimate and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different in the future.

For the three months ended June 30, 2013 and 2012, the Company recorded stock-based compensation expenses of $5.5 million and $3.8 million, respectively, related to common stock option grants. For the six months ended June 30, 2013 and 2012, the Company recorded stock-based compensation expenses of $10.5 million and $7.2 million, respectively, related to common stock option grants.

As of June 30, 2013, there was $54.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested employee and non-employee director common stock options. The remaining cost is expected to be recognized over a weighted-average period of approximately 2.9 years.

Restricted Stock Units

The following provides a summary of the restricted stock unit activity for the Company for the six months ended June 30, 2013:

	Number of Shares Underlying Outstanding Restricted Stock Units	Weighted- Average Grant Date Fair Value

Outstanding as of January 1, 2013	249,798	$23.25
Granted	205,048	29.29
Vested	(73,275)	23.35
Forfeited	(7,419)	22.26

Unvested as of June 30, 2013	374,152	$26.56

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

For the three months ended June 30, 2013 and 2012, the Company recorded stock-based compensation expenses of $0.6 million and $0.3 million, respectively, related to restricted stock unit awards. For the six months ended June 30, 2013 and 2012, the Company recorded stock-based compensation expenses of $1.2 million and $0.7 million, respectively, related to restricted stock unit awards.

As of June 30, 2013, there was $8.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units. The remaining cost is expected to be recognized over a weighted-average period of approximately 3.1 years.

MVSSSARs

The following provides a summary of the MVSSSARs activity for the Company for the six months ended June 30, 2013:

	Number of Shares	Weighted- Average Grant Date Fair Value

Outstanding as of January 1, 2013	783,550	$25.01
Granted	270,469	25.68
Exercised	(12,936)	19.42
Forfeited	(27,288)	27.21

Outstanding as of June 30, 2013	1,013,795	$25.20

The Company grants MVSSSARs to its Swedish employees under the provisions of the 2010 Plan. MVSSSARs contain a predetermined cap on the maximum stock price at which point the instrument must be exercised. At exercise, employees holding MVSSSARs will receive shares of the Company’s common stock with a value equal to the difference between the exercise price and the current market price per share of the Company’s common stock, subject to a predetermined cap. The exercise price of MVSSSARs is determined by using the closing price of the Company’s common stock on the date of grant. Vesting is based on length of service. Stock-based compensation expense is amortized on a straight-line basis over the vesting period. The fair value of MVSSSARs is determined by utilizing a lattice model under the option pricing method. The key inputs to the lattice model are the current price of the Company’s common stock, the fair value of the Company’s common stock at date of grant, the maximum fair value at which the MVSSSARs must be exercised, the vesting period, the contractual term, the volatility, the risk-free interest rate, the employment termination rate and the assumptions with respect to early exercise behavior.

For the three months ended June 30, 2013 and 2012, the Company recorded stock-based compensation expenses of $0.5 million and $0.3 million, respectively, related to MVSSSARs. For the six months ended June 30, 2013 and 2012, the Company recorded stock-based compensation expenses of $0.9 million and $0.5 million, respectively, related to MVSSSARs.

As of June 30, 2013, there was $4.5 million of total unrecognized compensation cost related to unvested MVSSSARs. The remaining cost is expected to be recognized over a weighted-average period of approximately 2.8 years.

For the six months ended June 30, 2013, the Company settled 12,936 MVSSSARs by issuing 4,022 shares of the Company’s common stock. For the six months ended June 30, 2012, the Company did not settle any MVSSSARs. If settlement of all outstanding MVSSSARs had occurred on June 30, 2013 at the predetermined cap on the maximum stock price at which point the instrument must be exercised, the Company would have issued 369,835 shares of the Company’s common stock.

(9)	Commitments and Contingencies

There have been no material changes to the Company’s commitments and contingencies from the information provided in Note 10 of the Notes to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

•	Consolidated Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2013 and 2012.

•

Foreign Exchange Rates. This section discusses the impact of foreign exchange rate fluctuations for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012.

•	Seasonality. This section discusses the seasonality in the sale of our products and services.

•

Liquidity and Capital Resources. This section provides an analysis of our cash flows for the six months ended June 30, 2013 and 2012, a discussion of our capital requirements, and the resources available to us to meet those requirements.

•

Critical Accounting Policies and Estimates. This section discusses accounting policies that are considered important to our financial condition and results of operations. These accounting policies require significant judgment or require estimates on our part in applying them. Our significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 2 to the unaudited consolidated financial statements.

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

We currently operate in one business segment, namely, the development, commercialization and implementation of software products and related services. See Note 7 to our consolidated financial statements, Business and Geographic Segment Information, for information regarding our business and the geographies in which we operate. We have a diversified distribution model that consists of a direct sales force, a partner network of solution providers (or resellers), original equipment manufacturers (“OEM”) relationships and system integrators.

We have grown our customer base to approximately 29,000 active customers as of June 30, 2013 and increased our revenue at a 32% compound annual growth rate from January 1, 2009 through June 30, 2013. Our solution addresses the needs of a diverse range of customers from middle market customers to large enterprises such as Alliance Healthcare France, Avebe Group, Bell Helicopter, Cardinal Health, Colgate Palmolive Russia, Columbia University, Crossrail Limited, For Eyes Optical, Informatique Banque Populaire, Japan Steel Works, London Borough of Camden, London City Airport, Mazda North America, Moen Incorporated, NASDAQ-OMX, National Institutes of Health, Nationwide Mutual Insurance, NetConnect Germany GmbH & Co. KG, New York City Department of Design and Construction, Rockford Health System, Textron Systems Corporation, Toshiba America, Toyota Motor Corporation Australia, University of Exeter and Westminster City. We currently have customers in over 100 countries, and approximately 71% of our revenue for the three and six months ended June 30, 2013 and approximately 73% of our revenue for the three and six months ended June 30, 2012, was derived internationally.

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

We license QlikView under perpetual licenses which generally include one year of maintenance as part of the initial purchase price of the product. Our customers can renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. For the six months ended June 30, 2013, our total revenue was comprised of 55% license revenue, 36% maintenance revenue and 9% professional services revenue. For the six months ended June 30, 2012, our total revenue was comprised of 59% license revenue, 33% maintenance revenue and 8% professional services revenue. Total billings from our OEM relationships accounted for approximately 8% and 6% of our total billings during the six months ended June 30, 2013 and 2012, respectively. Additionally, our online QlikCommunity provides us with a loyal and growing network of users who promote our software, provide support for other users and contribute valuable insights and feedback for our product development efforts.

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

In evaluating our operating results, we focus on the productivity of our sales force, the effectiveness of our channel partners, the effectiveness of our local and corporate level marketing, our ability to close opportunities generated by our marketing leads and the competitiveness of our technology. In each of these areas, we have taken steps designed to improve our operating results, including undertaking additional sales training for our sales representatives, hiring more experienced regional sales management, making additional investments in marketing activities, developing a partner enablement program to focus on the results of our sales partners around the world and expanding our research and development staff with a focus on product enhancement, testing and quality assurance.

From a risk perspective, we have had to deal with the impact of the recessionary global environment during the past several years and the unsettled global economic environment could affect our operating results in future periods. Approximately 71% of our revenue during the six months ended June 30, 2013 was derived internationally, of which 55% was derived in Europe. Approximately 73% of our revenue during the six months ended June 30, 2012 was derived internationally, of which 57% was derived in Europe. We have faced pricing pressure from some of our competitors and we seek to minimize the impact by demonstrating the value delivered by QlikView in comparison to these other BI products. Also, the recent growth in our business has required the continued hiring of experienced staff across all of our geographic territories. To aid this effort we have focused on improving our local recruiting initiatives, as well as on developing further internal training programs to prepare employees for greater responsibilities.

We believe global economic conditions remain unstable and have resulted in an increase in the average length of time in our sales cycles. In addition, these conditions may result in an increase in the average length of time it takes to collect outstanding accounts receivable.

Key Financial Metrics and Trends

Revenues

Our revenue is comprised of license, maintenance and professional services. We license our software under perpetual licenses which generally include one year of maintenance as part of the initial purchase price of the product. License revenue reflects the revenue recognized from sales of licenses to new customers and additional licenses to existing customers. On an annual basis, the contribution of license and first year maintenance from existing customers has continued to increase. Going forward, we seek to continue to increase the contribution from existing customers based upon our “land and expand” sales strategy. Customers can renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. Current customers with maintenance agreements are entitled to receive unspecified upgrades and enhancements when and if they become available. We have experienced growth in maintenance revenue primarily due to increased license sales and growth in our customer base and high retention of those customers. During the six months ended June 30, 2013 and the year ended December 31, 2012, our annual maintenance renewal rates exceeded 90%. Professional services revenue is comprised of training, installation and other consulting revenues. Given the ease of implementation of our product and our relationship with our partners, professional services revenue was 9% and 8% of total revenues for the six months ended June 30, 2013 and 2012, respectively. We do not expect that proportion to change significantly during the near term. The contribution from our partner network has grown over time and we anticipate that revenues from partners will continue to be more than 50% of total revenues. Given the size of the United States (“U.S.”) market and our current limited penetration there, we expect that the U.S. will represent our largest growth opportunity in terms of absolute U.S. dollars during the near term and will likely be an important contributor to future revenue growth. Due to the global diversity of our customer base, our results are impacted by movements in the currencies of the major territories in which we operate. The primary foreign currencies generally impacting our results are the Swedish kronor, the euro and the British pound. Inflation and changing prices had no material effect on our revenue or loss from operations during the three and six months ended June 30, 2013 and 2012.

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

Operating Expenses

We classify our operating expenses into three categories: sales and marketing, research and development and general and administrative. Our operating expenses primarily consist of personnel costs, sales commissions, travel costs, marketing program costs, facilities, legal, accounting, outside contractors and consultants, the cost of our annual employee summit, other professional services costs and depreciation and amortization. Personnel costs include salaries, employee benefit and social costs, bonuses, stock-based compensation and direct overhead. Historically, we have focused on the continued growth of our license revenues, and as a result, sales and marketing has represented the largest amount of total expenses both in absolute dollar terms and as a percentage of total revenues. Going forward, we expect to drive greater efficiencies from this cost base and consequently expect that sales and marketing as a percentage of revenues will decline in the long term. Conversely, we project that research and development expenses will remain constant or grow as a percentage of total revenues as we continue to invest in future product enhancements and new products.

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

Research and Development. Research and development expenses primarily consist of personnel and facility costs for our research and development and product marketing employees and outside contractor costs. We have devoted our development efforts primarily to enhancing the functionality and expanding the capabilities of our software platform. We expect that our research and development expenses will continue to increase in absolute dollars and as a percentage of revenue in the long-term as we increase our research and development and product marketing headcount to further strengthen and enhance our software platform. The vast majority of our research and development staff is based in Lund, Sweden.

General and Administrative. General and administrative expenses primarily consist of personnel costs for our executive, finance, legal, human resources, information systems and administrative personnel, as well as the cost of facilities attributable to general and administrative operations, the cost of employee training programs, depreciation and amortization, legal, accounting, other professional services fees and other corporate expenses. We also expect that general and administrative expenses will continue to increase in absolute dollars because of our efforts to expand our global operations, but we believe over time general and administrative costs will decline as a percentage of revenues as we expect to derive greater efficiencies from the investments made in our corporate infrastructure.

Stock-Based Compensation. Stock-based compensation expense is based on the fair value of those awards at the date of grant. We use the Black-Scholes-Merton (“Black-Scholes”) option pricing model to determine the fair value of common stock option awards. The fair value of a restricted stock unit is determined by using the closing price of our common stock on the date of grant. The fair value of Maximum Value Stock-Settled Stock Appreciation Rights is determined by utilizing a lattice model under the option pricing method. The estimated fair value of stock-based compensation awards on the date of grant is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense is recorded within cost of revenue, sales and marketing, research and development and general and administrative expenses.

Other Income (Expense), net

Other income (expense), net primarily consists of net interest and foreign exchange gains (losses). Net interest represents interest income received on our cash and cash equivalents and interest expense associated with outstanding debt. Foreign exchange gains (losses) relate to our business activities in foreign countries and the re-measurement of intercompany transactions denominated in currencies other than our functional reporting currency, the U.S. dollar. As a result of our business activities in foreign countries, we expect that foreign exchange gains (losses) will continue to occur due to fluctuations in exchange rates in the countries where we do business.

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

Impact of Foreign Currency Translation

Approximately 69% of our revenues for the six months ended June 30, 2013 and 2012 were earned in foreign denominated currencies, including the euro, the British pound and the Swedish kronor. We continue to monitor our foreign exchange risk in part through operational means, including monitoring the proportion of same-currency revenues in relation to same-currency costs and the proportion of same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, changes in those currencies relative to the U.S. dollar will impact our revenues and expenses. If the U.S. dollar weakens against a specific foreign currency, our revenues will increase having a positive impact on net income, and our overall expenses will increase, having a negative impact on net income. Likewise, if the U.S. dollar strengthens against a specific foreign currency, our revenues will decrease having a negative impact on net income, and our overall expenses will decrease, having a positive impact on net income. Therefore, significant shifts in foreign currencies can impact our short-term results, as well as our long-term forecasts and targets.

Foreign currency exchange rate fluctuations positively impacted total revenue for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 by approximately 1%, principally driven by the weakening of the U.S. dollar relative to the Swedish kronor and the euro, partially offset by the strengthening of the U.S. dollar relative to the Japanese yen and the British pound. Total cost of revenue and operating expenses for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 were negatively impacted as a result of foreign currency exchange rate fluctuations by approximately $1.3 million, principally driven by the weakening of the U.S. dollar relative to the Swedish kronor and the euro, partially offset by the strengthening of the U.S. dollar relative to the Japanese yen and the British pound.

Foreign currency exchange rate fluctuations impacted total revenue for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 by less than 1%, principally driven by the weakening of the U.S. dollar relative to the Swedish kronor and the euro partially offset by the strengthening of the U.S. dollar relative to the Japanese yen and the British pound. Total cost of revenue and operating expenses for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 were negatively impacted as a result of foreign currency exchange rate fluctuations by approximately $2.4 million, principally driven by the weakening of the U.S. dollar relative to the Swedish kronor and the euro, partially offset by the strengthening of the U.S. dollar relative to the Japanese yen and the British pound.

Consolidated Results of Operations

Comparison of the Three Months Ended June 30, 2013 and 2012

Revenue

The following table sets forth revenue by source:

	Three Months Ended June 30,
	2013		2012
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period to Period Change
	(unaudited) (dollars in thousands)

Revenue:
License revenue	$60,501	56.0%	$50,048	58.3%	$10,453	20.9%
Maintenance revenue	38,420	35.6%	28,560	33.3%	9,860	34.5%
Professional services revenue	9,086	8.4%	7,193	8.4%	1,893	26.3%

Total revenue	$108,007	100.0%	$85,801	100.0%	$22,206	25.9%

Revenue was $108.0 million for the three months ended June 30, 2013 compared to $85.8 million for the three months ended June 30, 2012, an increase of $22.2 million, or 25.9%. Foreign currency exchange rate fluctuations positively impacted total revenue for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 by approximately 1% principally driven by the weakening of the U.S. dollar relative to the Swedish kronor and the euro partially offset by the strengthening of the U.S. dollar relative to the Japanese yen and the British pound. The increase in revenue from the prior year period was primarily driven by revenue growth in the Americas (includes

North America and South America), Rest of World (includes Asia-Pacific, Middle East and Africa), the Nordic region (includes Sweden, Denmark, Finland and Norway) and France, which grew by 31%, 48%, 24% and 41%, respectively, and contributed an incremental $17.5 million in total revenue. License revenue grew by approximately $10.5 million, or 20.9%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. There was no material change in the pricing for our product from the three months ended June 30, 2012 to the three months ended June 30, 2013. Revenue growth was achieved primarily due to volume growth as new customers acquired our product for the first time, along with additional license purchases by our existing customers. During the three months ended June 30, 2013, we closed 104 contracts that had total license and first year’s maintenance exceeding $100,000, compared to 86 contracts for the same period last year. Included in the deals exceeding $100,000, we closed 27 contracts that had total license and first year’s maintenance exceeding $250,000, compared to 19 contracts for the same period last year. Included in the deals exceeding $250,000, we closed two contracts that had total license and first year’s maintenance exceeding $1.0 million, compared to one contract for the same period last year. Amounts invoiced to existing customers during the three months ended June 30, 2013 compared to the three months ended June 30, 2012 represented a larger share of total billings, approximately 74%, resulting from our “land and expand” sales strategy. During the three months ended June 30, 2012, amounts invoiced to existing customers represented approximately 72% of total billings. Billings from our indirect partner channel for license and first year maintenance were 57% of total license and first year maintenance billings for the three months ended June 30, 2013 compared to 56% for the three months ended June 30, 2012. Maintenance revenues grew by approximately 34.5% during the three months ended June 30, 2013 compared to the three months ended June 30, 2012 driven by an increase in our customer base and annual maintenance renewal rates of greater than 90%. Professional services revenue grew by 26.3% in the three months ended June 30, 2013 compared to the three months ended June 30, 2012 due to growth in consulting and training revenue, resulting primarily from an increase in our customer base and continued investment in our services organization. The revenue growth in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 may not be indicative of our future revenue growth, if any.

Cost of Revenue and Gross Profit

The following table sets forth cost of revenue and gross profit for each revenue source:

	Three Months Ended June 30,
	2013		2012
	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Period to Period Change
	(unaudited) (dollars in thousands)

Cost of Revenue:
Cost of license revenue	$1,523	2.5%	$778	1.6%	$745	95.8%
Cost of maintenance revenue	2,546	6.6%	2,027	7.1%	519	25.6%
Cost of professional services revenue	10,525	115.8%	7,012	97.5%	3,513	50.1%

Total cost of revenue	$14,594	13.5%	$9,817	11.4%	$4,777	48.7%

Gross Profit:
License revenue	$58,978	97.5%	$49,270	98.4%	$9,708	19.7%
Maintenance revenue	35,874	93.4%	26,533	92.9%	9,341	35.2%
Professional services revenue	(1,439)	–15.8%	181	2.5%	(1,620)	–895.0%

Total gross profit	$93,413	86.5%	$75,984	88.6%	$17,429	22.9%

Cost of revenue was $14.6 million for the three months ended June 30, 2013 compared to $9.8 million for the three months ended June 30, 2012, an increase of $4.8 million, or 48.7%. Total cost of revenue for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was negatively impacted as a result of foreign currency exchange rate fluctuations by approximately $0.2 million, principally driven by the weakening of the U.S. dollar relative to the Swedish kronor and the euro, partially offset by the strengthening of the U.S. dollar relative to the Japanese yen and the British pound. Cost of license revenue largely consists of referral fees paid to third parties in connection with software license sales and the amortization of technology related intangible assets. The amortization of intangible assets increased by $0.4 million and referral fees increased by $0.3 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. Cost of maintenance revenue increased by $0.5 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. In anticipation of continued growth in our current customer base, we increased headcount in our support organization during 2012 and the six months ended June 30, 2013, which increased personnel costs by $0.4 million for the three months ended June 30, 2013 as compared to the same period in 2012. In addition, we had an increase in other cost of maintenance revenue of $0.1 million for the three months ended June 30, 2013 as compared to the same period in 2012. Cost of professional services revenue increased by $3.5 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The increase was largely due to increased personnel costs of $2.0 million (including a $0.3 million increase in stock-based compensation) and an increase in outside contractor cost and other cost of professional services of $1.0 million. In addition, we had an increase of $0.3 million in travel expenses and an increase in facility and infrastructure costs of $0.2 million as we continue to invest in our services organization.

Total gross profit increased by $17.4 million, or 22.9%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 largely due to the $22.2 million, or 25.9%, increase in total revenue. The increase in our total gross profit during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 may not be indicative of our future gross profit. For the three months ended June 30, 2013, total gross margin decreased to 86.5% from 88.6% for the three months ended June 30, 2012. The decrease in our total gross margin from the prior year period is largely due to a $4.8 million, or 48.7%, increase in our total cost of revenues described in the previous paragraph. The decrease in our total gross margin during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 may not be indicative of our future gross margin.

Operating Expenses

The following table sets forth operating expenses as a percentage of revenue:

	Three Months Ended June 30,
	2013		2012
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period to Period Change
	(unaudited) (dollars in thousands)

Operating expenses:
Sales and marketing	$64,447	59.6%	$51,565	60.1%	$12,882	25.0%
Research and development	16,070	14.9%	8,160	9.5%	7,910	96.9%
General and administrative	21,988	20.4%	18,613	21.7%	3,375	18.1%

Total operating expenses	$102,505	94.9%	$78,338	91.3%	$24,167	30.8%

Sales and Marketing. Sales and marketing expenses increased by $12.9 million, or 25.0%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, reflecting increased personnel costs related to higher employee headcount and higher variable compensation resulting from increased license revenue. Sales and marketing expenses for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 were negatively impacted as a result of foreign currency exchange rate fluctuations by approximately $0.2 million, principally driven by the weakening of the U.S. dollar relative to the Swedish kronor and the euro, partially offset by the strengthening of the U.S. dollar relative to the Japanese yen and the British pound. The increase in sales and marketing expenses for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was primarily attributable to an increase in personnel and commission costs of $10.3 million (including a $0.7 million increase in stock-based compensation). In addition, we had an increase in outside consulting costs and other sales and marketing costs of $1.5 million, an increase in travel expenses of $0.9 million and an increase in facility and infrastructure costs of $0.2 million to support global expansion.

Research and Development. Research and development expenses grew by approximately $7.9 million, or 96.9%, during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. Research and development expenses for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 were negatively impacted as a result of foreign currency exchange rate fluctuations by approximately $0.6 million, principally driven by the weakening of the U.S. dollar relative to the Swedish kronor. The period over period increase in research and development expenses was primarily attributable to higher personnel costs of $4.2 million (including a $0.4 million increase in stock-based compensation) as a result of the increase in our headcount. We had an increase in outside contractor costs of $3.5 million related to the development of the next generation of QlikView. In addition, the increase in research and development expenses also reflects an increase in travel costs of $0.1 million as well as an increase in facility and infrastructure costs of $0.1 million.

General and Administrative. General and administrative expenses were $22.0 million for the three months ended June 30, 2013 compared to $18.6 million for the three months ended June 30, 2012, an increase of $3.4 million, or 18.1%. General and administrative expenses for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 were negatively impacted as a result of foreign currency exchange rate fluctuations by approximately $0.3 million, principally driven by the weakening of the U.S. dollar relative to the Swedish kronor and the euro, partially offset by the strengthening of the U.S. dollar relative to the Japanese yen and the British pound. The increase in general and administrative expenses for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was largely due to an increase in personnel costs of $2.4 million (including a $0.7 million increase in stock-based compensation) and an increase of $0.9 million in information technology costs as we continue to expand our infrastructure to support anticipated global growth. The increase was also due to an increase in travel expenses of $0.2 million largely due to the increase in our general and administrative personnel. These increases were offset by a decrease of $0.1 million in legal, accounting and other general and administrative costs.

Other Income (Expense), net

Other expense, net was $0.5 million for the three months ended June 30, 2013 compared to other income, net of $0.1 million for the three months ended June 30, 2012. During the three months ended June 30, 2013, other expense, net consisted of foreign exchange losses and net interest income. During the three months ended June 30, 2012, other income, net consisted of foreign exchange gains and net interest income.

Benefit for Income Taxes

The effective tax rate for the three months ended June 30, 2013 was 15.8% compared to 8.8% in the prior-year period. Our benefit for income taxes for the period is based on our estimated annual effective tax rate adjusted for the recognition of discrete items. Our estimated annual effective tax rate principally includes foreign income taxed at the local jurisdictions rates and the recognition of certain valuation allowances. We operate in a global environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting our income (loss) and the applicable tax rate in the various locations where we operate. During the three months ended June 30, 2013 and 2012, our Swedish operations had a significant impact on our effective tax rate, as our intellectual property is held by our Swedish holding company, QlikTech International AB (“QTIAB”), which results in a significant portion of our pre-tax income (loss) being taxed at the Swedish corporate tax rate.

Due to the relative difference in the projected annual distribution of income and losses in jurisdictions in which we operate compared to our actual results for the three months ended June 30, 2013, including the recognition of certain discrete items in the period, and due to losses incurred in a jurisdiction for which the tax benefit cannot be recognized, the year-to-date effective rate may differ significantly from our full year effective rate. Our effective tax rate is also impacted significantly by non-deductible stock-based compensation incurred in various jurisdictions. As the projection and distribution of income changes throughout 2013, the year-to-date effective rate will change from quarter to quarter.

The income tax benefit for the three months ended June 30, 2013 is primarily attributable to our Swedish holding company, QTIAB, which generated a pre-tax loss during the period. We believe that the analysis of positive and negative evidence, including a three-year cumulative profit and projected taxable income for future periods, provides a basis to record the related income tax receivable included within current assets on the consolidated balance sheet as of June 30, 2013. With the exception of QTIAB, and our consolidated group of U.S. entities, all other entities were profitable for the three months ended June 30, 2013. For the year ended December 31, 2013, we expect to be profitable in all taxing jurisdictions in which we operate, with the exception of the U.S. Accordingly, a full valuation allowance is recorded against the U.S. deferred tax assets as of June 30, 2013 based upon the negative evidence of a three-year cumulative loss and a projected loss for 2013.

As of June 30, 2013 and December 31, 2012, our liability for unrecognized tax benefits (including penalties and interest) was approximately $2.4 million and $2.6 million, respectively. We do not expect that the total amount of unrecognized tax benefits will change significantly during the next twelve months. See Note 8 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2012 included in our Annual Report on Form 10-K, filed with the SEC on February 26, 2013, for more detailed information regarding unrecognized tax benefits.

Comparison of the Six Months Ended June 30, 2013 and 2012

Revenue

The following table sets forth revenue by source:

	Six Months Ended June 30,
	2013		2012
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period to Period Change
		(unaudited) (dollars in thousands)

Revenue:
License revenue	$113,153	55.3%	$96,367	58.4%	$16,786	17.4%
Maintenance revenue	74,136	36.2%	55,002	33.4%	19,134	34.8%
Professional services revenue	17,266	8.5%	13,587	8.2%	3,679	27.1%

Total revenue	$204,555	100.0%	$164,956	100.0%	$39,599	24.0%

Revenue was $204.6 million for the six months ended June 30, 2013 compared to $165.0 million for the six months ended June 30, 2012, an increase of $39.6 million, or 24.0%. Foreign currency exchange rate fluctuations impacted total revenue for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 by less than 1%, principally driven by the weakening of the U.S. dollar relative to the Swedish kronor and the euro partially offset by the strengthening of the U.S. dollar relative to the Japanese yen and the British pound. The increase in revenue from the prior year period was primarily driven by revenue growth in the Americas (includes North America and South America), the Nordic region (includes Sweden, Denmark, Finland and Norway), Rest of World (includes Asia-Pacific, Middle East and Africa) and France, which grew by 30%, 33%, 41% and 41%, respectively, and contributed an incremental $33.5 million in total revenue. License revenue grew by approximately $16.8 million, or 17.4%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. There was no material change in the pricing for our product from the six months ended June 30, 2012 to the six months ended June 30, 2013. Revenue growth was achieved primarily due to volume growth as new customers acquired our product for the first time, along with additional license purchases by our existing customers. During the six months ended June 30, 2013, we closed 192 contracts that had total license and first year’s maintenance exceeding $100,000, compared to 195 contracts for the same period last year. Included in the deals exceeding $100,000, we closed 59 contracts that had total license and first year’s maintenance exceeding $250,000, compared to 44 contracts for the same period last year. Included in the deals exceeding $250,000, we closed five contracts that had total license and first year’s maintenance exceeding $1.0 million, compared to two contracts for the same period last year. Amounts invoiced to existing customers during the six months ended June 30, 2013 represented a larger share of total billings, approximately 76% resulting from our “land and expand” sales strategy. During the six months ended June 30, 2012, amounts invoiced to existing customers represented approximately 75% of total billings. Billings from our indirect partner channel for license and first year maintenance were 60% of total license and first year maintenance billings for the six months ended June 30, 2013 compared to 56% for the six months ended June 30, 2012. Maintenance revenues grew by approximately 34.8% during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 driven by an increase in our customer base and annual maintenance renewal rates of greater than 90%. Professional services revenue grew by 27.1% in the six months ended June 30, 2013 compared to the six months ended June 30, 2012 due to growth in consulting and training revenue, resulting primarily from an increase in our customer base and continued investment in our services organization. The revenue growth in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 may not be indicative of our future revenue growth, if any.

Cost of Revenue and Gross Profit

The following table sets forth cost of revenue and gross profit for each revenue source:

	Six Months Ended June 30,
	2013		2012
	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Period to Period Change
	(unaudited) (dollars in thousands)

Cost of Revenue:
Cost of license revenue	$3,170	2.8%	$1,354	1.4%	$1,816	134.1%
Cost of maintenance revenue	5,418	7.3%	4,146	7.5%	1,272	30.7%
Cost of professional services revenue	20,362	117.9%	13,778	101.4%	6,584	47.8%

Total cost of revenue	$28,950	14.2%	$19,278	11.7%	$9,672	50.2%

Gross Profit:
License revenue	$109,983	97.2%	$95,013	98.6%	$14,970	15.8%
Maintenance revenue	68,718	92.7%	50,856	92.5%	17,862	35.1%
Professional services revenue	(3,096)	–17.9%	(191)	–1.4%	(2,905)	1520.9%

Total gross profit	$175,605	85.8%	$145,678	88.3%	$29,927	20.5%

Cost of revenue was $29.0 million for the six months ended June 30, 2013 compared to $19.3 million for the six months ended June 30, 2012, an increase of $9.7 million, or 50.2%. Total cost of revenue for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was negatively impacted as a result of foreign currency exchange rate fluctuations by approximately $0.3 million, principally driven by the weakening of the U.S. dollar relative to the Swedish kronor and the euro, partially offset by the strengthening of the U.S. dollar relative to the Japanese yen and the British pound. Cost of license revenue largely consists of referral fees paid to third parties in connection with software license sales and the amortization of technology related intangible assets. Referral fees increased by $1.1 million and amortization of intangible assets increased by $0.7 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. Cost of maintenance revenue increased by $1.3 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. In anticipation of continued growth in our current customer base, we increased headcount in our support organization during 2012 and the six months ended June 30, 2013 which increased personnel costs by $0.9 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. In addition, we had an increase of $0.2 million related to travel expenses and an increase in other cost of maintenance revenue of $0.2 million. Cost of professional services revenue increased by $6.6 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The increase was largely due to increased personnel costs of $3.9 million (including a $0.6 million increase in stock-based compensation) and an increase in outside contractor costs and other cost of professional services revenue of $1.4 million. In addition, we had an increase in travel expenses of $1.1 million and an increase in facility and infrastructure costs of $0.2 million as we continue to invest in our services organization.

Total gross profit increased by $29.9 million, or 20.5%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 largely due to the $39.6 million, or 24.0%, increase in total revenue. The increase in our total gross profit during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 may not be indicative of our future gross profit. For the six months ended June 30, 2013, total gross margin decreased to 85.8% from 88.3% for the six months ended June 30, 2012. The decrease in our total gross margin from the prior year period is largely due to a $9.7 million, or 50.2%, increase in our total cost of revenues described in the previous paragraph. The decrease in our total gross margin during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 may not be indicative of our future gross margin.

Operating Expenses

The following table sets forth operating expenses as a percentage of revenue:

	Six Months Ended June 30,
	2013		2012
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period to Period Change
	(unaudited) (dollars in thousands)

Operating expenses:
Sales and marketing	$125,427	61.3%	$101,617	61.6%	$23,810	23.4%
Research and development	31,550	15.4%	15,967	9.7%	15,583	97.6%
General and administrative	44,481	21.8%	38,226	23.2%	6,255	16.4%

Total operating expenses	$201,458	98.5%	$155,810	94.5%	$45,648	29.3%

Sales and Marketing. Sales and marketing expenses increased by $23.8 million, or 23.4%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, reflecting increased personnel costs related to higher employee headcount and higher variable compensation resulting from increased license revenue. Sales and marketing expenses for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 were negatively impacted as a result of foreign currency exchange rate fluctuations by approximately $0.7 million, principally driven by the weakening of the U.S. dollar relative to the Swedish kronor and the euro, partially offset by the strengthening of the U.S. dollar relative to the Japanese yen and the British pound. The increase in sales and marketing expenses for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily attributable to an increase in personnel and commission costs of $17.5 million (including a $1.4 million increase in stock-based compensation) and an increase in outside consulting costs and other sales and marketing costs of $2.7 million. In addition, we had an increase of $1.6 million in travel expenses, an increase of $1.6 million related to our annual employee summit and an increase in facility and infrastructure costs of $0.4 million to support global expansion.

Research and Development. Research and development expenses grew by approximately $15.6 million, or 97.6%, during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. Research and development expenses for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 were negatively impacted as a result of foreign currency exchange rate fluctuations by approximately $1.0 million, principally driven by the weakening of the U.S. dollar relative to the Swedish kronor. The period over period increase in research and development expenses was primarily attributable to higher personnel costs of $7.6 million (including a $0.7 million increase in stock-based compensation) as a result of the increase in our headcount. In addition, we had an increase in outside contractor costs of $6.9 million related to the development of the next generation of QlikView. The increase in research and development expenses also reflects an increase in travel costs of $0.8 million, which is mainly attributable to our annual employee summit, as well as an increase in facility costs of $0.3 million.

General and Administrative. General and administrative expenses were $44.5 million for the six months ended June 30, 2013 compared to $38.2 million for the six months ended June 30, 2012, an increase of $6.3 million, or 16.4%. General and administrative expenses for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 were negatively impacted as a result of foreign currency exchange rate fluctuations by approximately $0.4 million, principally driven by the weakening of the U.S. dollar relative to the Swedish kronor and the euro, partially offset by the strengthening of the U.S. dollar relative to the Japanese yen and the British pound. The increase in general and administrative expenses for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was largely due to an increase in personnel costs of $4.2 million (including a $1.4 million increase in stock-based compensation) and an increase of $1.8 million in information technology costs as we continue to expand our infrastructure to support anticipated global growth. We had an increase in travel expenses of $1.0 million largely due to the increase in the number of our general and administrative personnel and an increase of $0.6 million related to our annual employee summit. In addition, we had an increase in facility and infrastructure costs of $0.3 million to support global expansion. These increases were offset by a decrease of $1.6 million in legal, accounting and other general and administrative costs.

Other Income (Expense), net

Other expense, net was $1.9 million for the six months ended June 30, 2013 compared to other expense, net of $1.3 million for the six months ended June 30, 2012. During the six months ended June 30, 2013, other expense, net primarily consisted of foreign exchange losses of $2.0 million offset by net interest income of $0.1 million. During the six months ended June 30, 2012, we had foreign exchange losses of $1.4 million offset by net interest income of $0.1 million.

Benefit for Income Taxes

The effective tax rate for the six months ended June 30, 2013 was 23.5% compared to 16.1% in the prior-year period. Our benefit for income taxes for the period is based on our estimated annual effective tax rate adjusted for the recognition of discrete items. Our estimated annual effective tax rate principally includes foreign income taxed at the local jurisdictions rates and the recognition of certain valuation allowances. We operate in a global environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting our income (loss) and the applicable tax rate in the various locations where we operate. During the six months ended June 30, 2013 and 2012, our Swedish operations had a significant impact on our effective tax rate, as our intellectual property is held by our Swedish holding company, QTIAB, which results in a significant portion of our pre-tax income (loss) being taxed at the Swedish corporate tax rate.

Due to the relative difference in the projected annual distribution of income and losses in jurisdictions in which we operate compared to our actual results for the six months ended June 30, 2013, including the recognition of certain discrete items in the period, and due to losses incurred in a jurisdiction for which the tax benefit cannot be recognized, the year-to-date effective rate may differ significantly from our full year effective rate. Our effective tax rate is also impacted significantly by non-deductible stock-based compensation incurred in various jurisdictions. As the projection and distribution of income changes throughout 2013, the year-to-date effective rate will change from quarter to quarter.

The income tax benefit for the six months ended June 30, 2013 is primarily attributable to our Swedish holding company, QTIAB, which generated a pre-tax loss during the period. We believe that the analysis of positive and negative evidence, including a three-year cumulative profit and projected taxable income for future periods, provides a basis to record the related income tax receivable included within current assets on the consolidated balance sheet as of June 30, 2013. With the exception of QTIAB, and our consolidated group of U.S. entities, all other entities were profitable for the six months ended June 30, 2013. For the year ended December 31, 2013, we expect to be profitable in all taxing jurisdictions in which we operate, with the exception of the U.S. Accordingly, a full valuation allowance is recorded against the U.S. deferred tax assets as of June 30, 2013 based upon the negative evidence of a three-year cumulative loss and a projected loss for 2013.

As of June 30, 2013 and December 31, 2012, our liability for unrecognized tax benefits (including penalties and interest) was approximately $2.4 million and $2.6 million, respectively. We do not expect that the total amount of unrecognized tax benefits will change significantly during the next twelve months. See Note 8 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2012 included in our Annual Report on Form 10-K, filed with the SEC on February 26, 2013, for more detailed information regarding unrecognized tax benefits.

Foreign Exchange Rates

We conduct business in our foreign operations in local currencies. Accordingly, our consolidated results of operations presented above are affected by fluctuations in foreign exchange rates. Income and expense accounts are translated at the average monthly exchange rates during the period.

Foreign currency exchange rate fluctuations positively impacted total revenue for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 by approximately 1%, principally driven by the weakening of the U.S. dollar relative to the Swedish kronor and the euro, partially offset by the strengthening of the U.S. dollar relative to the Japanese yen and the British pound. Total cost of revenue and operating expenses for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 were negatively impacted as a result of foreign currency exchange rate fluctuations by approximately $1.3 million, principally driven by the weakening of the U.S. dollar relative to the Swedish kronor and the euro, partially offset by the strengthening of the U.S. dollar relative to the Japanese yen and the British pound.

Foreign currency exchange rate fluctuations impacted total revenue for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 by less than 1%, principally driven by the weakening of the U.S. dollar relative to the Swedish kronor and the euro, partially offset by the strengthening of the U.S. dollar relative to the Japanese yen and the British pound. Total cost of revenue and operating expenses for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 were negatively impacted as a result of foreign currency exchange rate fluctuations by approximately $2.4 million, principally driven by the weakening of the U.S. dollar relative to the Swedish kronor and the euro, partially offset by the strengthening of the U.S. dollar relative to the Japanese yen and the British pound.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents and the on-going collection of our accounts receivable. As of June 30, 2013, we had cash and cash equivalents totaling $223.5 million, net accounts receivable of $94.3 million and working capital of $199.8 million. Our cash and cash equivalents held domestically were $131.9 million as of June 30, 2013. We believe that our cash and cash equivalents balances in the U.S. are currently sufficient to fund our U.S. operations. As of June 30, 2013, cash and cash equivalents held by foreign subsidiaries were $91.6 million, which include undistributed earnings of foreign subsidiaries indefinitely invested outside of the U.S. of $38.0 million. Except as required under U.S. tax law, we do not accrue for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to continue to invest such undistributed earnings outside of the U.S. If these funds are needed for our operations in the U.S., we would be required to accrue and, subsequent to the full utilization of our existing net operating loss carryforwards, pay U.S. taxes to repatriate these funds.

Our capital expenditures for the six months ended June 30, 2013 were $4.5 million, comprised primarily of additional leasehold improvements, furniture and fixtures and computer equipment, as well as investments made in a new enterprise resource planning system.

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

The following table shows selected balance sheet data as well as our cash flows from operating activities, investing activities and financing activities for the stated periods:

	June 30, 2013	December 31, 2012
	(unaudited)
	(in thousands)

Cash and cash equivalents	$223,549	$195,803
Accounts receivable, net	94,335	144,475
Deferred revenue	88,159	85,942
Working capital	199,756	197,264

	Six Months Ended June 30,
	2013	2012
	(unaudited)
	(in thousands)
Cash flow activities
Net cash provided by operating activities	$23,846	$29,265
Net cash used in investing activities	(8,887)	(16,167)
Net cash provided by financing activities	16,203	7,204

Cash and Cash Equivalents

Our cash and cash equivalents at June 30, 2013 were held for working capital purposes and were invested primarily in bank deposits and money market accounts having less than 90 day maturities. We do not enter into investments for trading or speculative purposes. These balances could be impacted if the underlying depository institutions or the guarantors fail or could be subject to adverse conditions in the financial markets. We can provide no assurances that access to our funds will not be impacted by adverse conditions in the financial markets.

Cash Flows

Operating Activities

Net cash provided by operating activities was $23.8 million for the six months ended June 30, 2013. We incurred non-cash expenses totaling $22.2 million for the six months ended June 30, 2013. Non-cash expenses primarily consisted of stock-based compensation expense, provisions for bad debt, foreign currency gains and losses and depreciation and amortization expense. In addition, we incurred an excess tax benefit from stock-based compensation of $6.5 million for the six months ended June 30, 2013.

The change in certain assets and liabilities resulted in a net source of cash of $29.4 million for the six months ended June 30, 2013. Net cash provided by operating activities is driven by sales of our products. Collection of accounts receivable from the product sales is a significant component of our cash flows from operating activities, as is the change in deferred revenue related to these sales. In addition, net cash provided by operating activities reflects income tax payments made of $7.9 million.

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

The change in certain assets and liabilities resulted in a net source of cash of $29.8 million for the six months ended June 30, 2012. Net cash provided by operating activities is driven by sales of our software offerings. Collection of accounts receivable from the sales of our software offerings is a significant component of our cash flows from operating activities, as is the change in deferred revenue related to these sales. In addition, net cash provided by operating activities includes income tax payments made of $3.7 million.

Investing Activities

Net cash used in investing activities was $8.9 million for the six months ended June 30, 2013. Cash used in investing activities for the six months ended June 30, 2013 included $4.5 million for capital expenditures related to leasehold improvements, furniture and fixtures, computer equipment and investments made in a new enterprise resource planning system as we continued to expand our infrastructure and workforce. In addition, during the six months ended June 30, 2012, we acquired all of the outstanding shares of NComVA AB which resulted in a use of cash of approximately $4.4 million.

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

Financing Activities

Net cash provided by financing activities was $16.2 million for the six months ended June 30, 2013. Net cash provided by financing activities included proceeds from the exercise of common stock options of $9.9 million and an excess tax benefit from stock-based compensation of $6.5 million. These proceeds were offset by payments on contingent consideration of $0.2 million for the achievement of certain financial targets related to the acquisition of Syllogic Corporation in January 2010.

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

For the three and six months ended June 30, 2013 and 2012, Non-GAAP income (loss) from operations is determined by taking loss from operations and adding back stock-based compensation expense, employer payroll taxes related to stock transactions and amortization of intangible assets. Non-GAAP net income (loss) is determined by taking loss before benefit for income taxes and adding back stock-based compensation expense, employer payroll taxes on stock transactions and amortization of intangible assets and the result is tax affected at an estimated long-term effective tax rate of 30%. We believe that our Non-GAAP adjustments provide useful information to both management and investors for the following factors:

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

The following is a reconciliation of Non-GAAP income (loss) from operations, Non-GAAP net income (loss) and Non-GAAP net income (loss) per common share to the most comparable U.S. generally accepted accounting principles (“U.S. GAAP”) measure for the periods indicated (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
		(unaudited)
Reconciliation of Non-GAAP income (loss) from operations:
GAAP loss from operations	$(9,092)	$(2,354)	$(25,853)	$(10,132)
Stock-based compensation expense	6,592	4,425	12,581	8,448
Employer payroll taxes on stock transactions	261	280	469	1,730
Amortization of intangible assets	584	—	934	—

Non-GAAP income (loss) from operations	$(1,655)	$2,351	$(11,869)	$46

Reconciliation of Non-GAAP net income (loss):
GAAP net loss	$(8,049)	$(2,041)	$(21,255)	$(9,577)
Stock-based compensation expense	6,592	4,425	12,581	8,448
Employer payroll taxes on stock transactions	261	280	469	1,730
Amortization of intangible assets	584	—	934	—
Income tax adjustment (1)	(874)	(938)	(2,381)	(1,464)

Non-GAAP net income (loss)	$(1,486)	$1,726	$(9,652)	$(863)

Reconciliation of Non-GAAP income (loss) per share:
Non-GAAP net income (loss) per common share - basic	$(0.02)	$0.02	$(0.11)	$(0.01)

Non-GAAP net income (loss) per common share - diluted	$(0.02)	$0.02	$(0.11)	$(0.01)

GAAP net income (loss) per common share - basic and diluted	$(0.09)	$(0.02)	$(0.24)	$(0.11)

Non-GAAP weighted average number of common shares outstanding - basic	87,280,678	85,416,641	86,900,901	85,024,843

Non-GAAP weighted average number of common shares outstanding - diluted	87,280,678	88,167,281	86,900,901	85,024,843

GAAP weighted average number of common shares outstanding - basic and diluted	87,280,678	85,416,641	86,900,901	85,024,843

(1)	Income tax adjustment is used to adjust the U.S. GAAP benefit for income taxes to a Non-GAAP benefit (provision) for income taxes utilizing an estimated long-term tax rate of 30%.

The following table reflects the impact of changes in foreign currency exchange rates from the prior year periods on the reported amounts of total revenue for the three and six months ended June 30, 2013. To determine the revenue growth rates on a constant currency basis for the three and six months ended June 30, 2013, revenue from entities reporting in foreign currencies was translated into U.S. dollars using the comparable prior year period’s foreign currency exchange rates.

	Three months ended June 30,			Six Months ended June 30,
	2013	2012	% change	2013	2012	% change
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Constant currency reconciliation:
Total revenue, as reported	$108,007	$85,801	26%	$204,555	$164,956	24%
Estimated impact of foreign currency fluctuations			–1%			0%

Total revenue constant currency growth rate			25%			24%

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements, as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K, as of June 30, 2013 and December 31, 2012.

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

Interest Rate Sensitivity

We had cash and cash equivalents of $223.5 million at June 30, 2013 and $195.8 million at December 31, 2012. We held these amounts in cash or money market funds.

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

Foreign exchange risk exposures arise from transactions denominated in a currency other than our functional currency and from foreign denominated revenue and profit translated into U.S. dollars. Approximately 69% of our operating revenues for the six months ended June 30, 2013 and 2012 were earned in foreign denominated currencies other than the U.S. dollar. The principal foreign currencies in which we conduct business are the euro, the Swedish kronor and the British pound. The translation of currencies in which we operate into the U.S. dollar may affect our consolidated revenues and gross profit margins as expressed in U.S. dollars. We monitor our foreign exchange risk in part through operational means, including the evaluation of the proportion of same-currency revenues to same-currency costs and the proportion of same-currency assets to same-currency liabilities. As we operate in multiple foreign currencies, changes in those currencies relative to the U.S. dollar will impact our revenues and expenses. If the U.S. dollar weakens against a specific foreign currency, our revenues will increase having a positive impact on net income, and our overall expenses will increase, having a negative impact on net income. Likewise, if the U.S. dollar strengthens against a specific foreign currency, our revenues will decrease having a negative impact on net income, and our overall expenses will decrease, having a positive impact on net income. Therefore, significant shifts in foreign currencies can impact our short-term results, as well as our long-term forecasts and targets.

Our actual future gains and losses may differ materially due to the inherent limitations with the timing and amount of changes in foreign currency exchange rates and our actual exposure and positions.

Item 4.	Controls and Procedures

Evaluation of Disclosure and Control Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information require to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriated to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2013, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our intellectual property is an essential element of our business. We own registered trademarks for “Qlik,” “QlikTech,” “QlikView” and our logo. We rely on a combination of copyright, trademark, trade dress and trade secrecy laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights both domestically and abroad. These laws, procedures and restrictions provide only limited protection. As of June 30, 2013, we had seven issued U.S. patents and had six pending applications for U.S. patents. In addition, as of June 30, 2013, we had 19 issued and 16 pending applications for foreign patents. Any future patents issued to us may be challenged, invalidated or circumvented. Any patents that might be issued in the future, with respect to pending or future patent applications may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. We endeavor to enter into agreements with our employees and contractors and with parties with whom we do business in order to limit access to and disclosure of our proprietary information.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Document

10.45†**	Form of Indemnification Agreement

10.46†**	Employment Offer Letter, dated August 23, 2011, by and between the Registrant and Paul Farmer

10.47†**	Employment Offer Letter, dated May 31, 2013, by and between the Registrant and Diane Adams

10.48†**	Employment Offer Letter, dated June 2, 2013, by and between the Registrant and Timothy J. MacCarrick

10.49†**	Separation and Release Agreement, dated February 28, 2013, by and between the Registrant and Paul Farmer

10.50(1)	Separation and Release Agreement, dated July 29, 2013, by and between the Registrant and William G. Sorenson

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2013, furnished in XBRL (eXtensible Business Reporting Language)).

*	The certification attached as Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.
**	Filed herewith
†	Compensation arrangement
(1)	Incorporated by reference to Exhibit 10.45 to the Registrant’s Current Report on Form 8-K (SEC File No. 001-34803) filed on July 29, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 2, 2013.

QLIK TECHNOLOGIES INC.

By:	/s/ LARS BJÖRK
Lars Björk President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ TIMOTHY J. MACCARRICK
Timothy J. MacCarrick Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ DENNIS E. JOHNSON
Dennis E. Johnson Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.45†**	Form of Indemnification Agreement

10.46†**	Employment Offer Letter, dated August 23, 2011, by and between the Registrant and Paul Farmer

10.47†**	Employment Offer Letter, dated May 31, 2013, by and between the Registrant and Diane Adams

10.48†**	Employment Offer Letter, dated June 2, 2013, by and between the Registrant and Timothy J. MacCarrick

10.49†**	Separation and Release Agreement, dated February 28, 2013, by and between the Registrant and Paul Farmer

10.50(1)	Separation and Release Agreement, dated July 29, 2013, by and between the Registrant and William G. Sorenson

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2013, furnished in XBRL (eXtensible Business Reporting Language)).

*	The certification attached as Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.
**	Filed herewith
†	Compensation arrangement
(1)	Incorporated by reference to Exhibit 10.45 to the Registrant’s Current Report on Form 8-K (SEC File No. 001-34803) filed on July 29, 2013.