Form 10-K
period 2013-12-31
QLIK TECHNOLOGIES INC
filed 2014-02-28
CIK 1305294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-34803

Qlik Technologies Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-1643718
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 N. Radnor Chester Road, Suite E-220 Radnor, Pennsylvania	19087
(Address of principal executive offices)	(Zip Code)

(888) 828-9768

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, $0.0001 par value	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates of the registrant was approximately $2.4 billion based on the number of shares held by non-affiliates and based on the last reported sale price of the registrant’s common stock on the NASDAQ Stock Market LLC. For purposes of this disclosure, shares of common stock held by persons who held more than 10% of the outstanding shares of common stock at such time and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of February 19, 2014, there were 89,117,282 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement to be used in connection with the registrant’s 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated. That Proxy Statement will be filed within 120 days of registrant’s fiscal year ended December 31, 2013.

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, except for historical financial information contained herein, contains forward-looking statements, including, but not limited to, statements regarding the value and effectiveness of our products, the introduction of product enhancements or additional products and our growth, expansion and market leadership, that involve risks, uncertainties, assumptions and other factors which, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements containing the words “predicts,” “plan,” “expects,” “focus,” “design,” “anticipates,” “believes,” “goal,” “target,” “estimate,” “potential,” “may,” “will,” “might,” “momentum,” “could,” “seek” and similar words. We intend all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected in such statements due to various factors, including but not limited to:

•	risk and uncertainties inherent in our business;

•	our ability to attract new customers and retain existing customers;

•	our ability to effectively sell, service and support our products;

•	our ability to adapt to changing licensing and go to market business models;

•	our ability to manage our international operations;

•	our ability to compete effectively;

•	our ability to develop and introduce new products and add-ons or enhancements to existing products;

•	our ability to continue to promote and maintain our brand in a cost-effective manner;

•	our ability to manage growth;

•	our ability to attract and retain key personnel;

•	currency fluctuations that affect our revenue and expenses;

•	our ability to successfully integrate acquisitions into our business;

•	the scope and validity of intellectual property rights applicable to our products;

•	adverse economic conditions in general and adverse economic conditions specifically affecting the markets in which we operate; and

•	other risks discussed in the section titled “Risk Factors,” set forth in Part I, Item 1A of this Annual Report on Form 10-K and elsewhere in this report.

Any statements regarding our products are intended to outline our general product direction and should not be relied on in making a purchase decision, as the development, release and timing of any features or functionality described for our products remains at its sole discretion. Past performance is not necessarily indicative of future results. There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

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

Overview

Qlik Technologies Inc. (“We”, “Qlik” or the “Company”) has pioneered a powerful, user-driven Business Intelligence (“BI”) solution that enables our customers to make better and faster business decisions, wherever they are. Our Business Discovery platform helps people create and share insights and analysis in groups and across organizations. Business users can explore data, ask and answer their own stream of questions and follow their own path to insight on their own and in teams and groups.

Our Business Discovery platform is powered by our in-memory engine which maintains associations in data and calculates aggregations rapidly, as business users interact with our software. Our software platform is designed to give our customers significant improvements in usability, flexibility and performance at lower costs compared to traditional BI solutions.

For the years ended December 31, 2013, 2012 and 2011, our revenue was approximately $470.5 million, $388.5 million and $320.6 million, representing year-over-year growth of approximately 21% in 2013 and 2012. In addition, we generated income from operations of approximately $3.4 million, $14.6 million and $19.7 million for the years ended December 31, 2013, 2012 and 2011. For the years ended December 31, 2013, 2012 and 2011, software license revenue and maintenance revenue comprised approximately 92% of our total revenue and professional services revenue comprised approximately 8% of our total revenue.

We currently operate in one business segment, namely, the development, commercialization and implementation of software products and related services. See Note 10 to our consolidated financial statements, Business and Geographic Segment Information, for information regarding our business and the geographies in which we operate. We have a diversified distribution model that consists of a direct sales force, a partner network of solution providers (or resellers), original equipment manufacturers (“OEM”) relationships and system integrators.

Who Uses Our Software?

Our customer base consisted of approximately 31,000 active customers of our flagship product QlikView as of December 31, 2013. Our products address the needs of a diverse range of customers from small businesses to middle market customers to large enterprises. During 2013, QlikView was licensed by customers such as American Apparel, Coca-Cola HBC AG Group of Companies, Connecticut Children’s Medical Center, Danone SA, Dreyer Clinic, Fox Head, Inc., Harman International Industries, Inc., Hartford Healthcare Corp, Healthfirst, Humana Italia SPA, MedAmerica, Michelin Tyre Co Ltd, Mitsubishi Chemical, Omnicare, Inc., Red Hat, Inc., Sixt GmbH & Co., Swissphone Telecom AG, Taylor Wimpey PLC, TELUS International, Toys “R” Us GmbH, the U.S. Food and Drug Administration, Unum Group, Virgin Australia, WM Morrison Supermarkets Plc. and Waffle House. We have customers in over 100 countries and approximately 70% of our revenue for the year ended December 31, 2013 was derived internationally. For the year ended December 31, 2012 and 2011, approximately 72% and 73%, respectively, of our revenue was derived internationally.

The use of our products empowers business users to:

•	Discover new insights by rapidly accessing and understanding data in ways that fit how people naturally think and ask questions.

•	Decide on best actions by collaborating with others, discussing insights and persuading others through data presented in an interactive application (“app”) rather than in a static view.

•	Do what is best at each decision point with confidence, based on the consensus that develops when new data is analyzed and explored with multiple associations and different points of view. Teams can take action more rapidly and move projects forward more effectively when everyone understands the data underlying decisions.

The ease of use and flexibility of our Business Discovery platform empowers a broad set of business users in the roles of sales, marketing, human resources and finance; executive leadership and other management; operations, support and IT; and business and data analysts. Examples of QlikView users include:

•	Pharmaceutical Sales Representative — uses QlikView on an iPad to access current industry sales trends and doctor prescription history while on a sales call with a busy physician.

•	Police Sergeant — uses QlikView to maintain a consolidated view of crime levels and optimize staffing allocations to dispatch police into high crime areas.

•	Data Scientist — uses QlikView to visualize and extend statistical models built in “R”, an open source programming language used primarily for statistical modeling, to understand traffic flows and congestion patterns and advise on options to improve travel times.

•	Healthcare Chief Medical Information Officer — uses QlikView to analyze all aspects of hospital performance including population management, emergency room effectiveness and Affordable Care Act compliance.

•	Retail Store Manager — uses QlikView to analyze which products are selling best which impacts store assortments and which products get featured vs which ones get discontinued.

•	Telecom Customer Service Agent — uses QlikView to monitor call center statistics and how it translates into customer satisfaction and retention.

What Differentiates Our Business Discovery Platform?

Most BI products can only help people answer questions that are understood in advance. In contrast, our Business Discovery platform is designed to enable users to explore live data, and uncover insights they can use to see hidden trends, make discoveries and solve problems in new ways.

Our Business Discovery platform empowers non-technical users to explore data freely, with just clicks, learning at each step along the way and coming up with next steps based on those findings naturally. We describe this way of working as Natural Analytics™ — a proprietary technology and design approach that utilizes people’s innate ability to detect patterns, compare, sort and categorize information, anticipate outcomes and collaborate on decisions. Specifically, Natural Analytics™:

•	enables all users to explore complex data, making and sharing discoveries using natural human abilities rather than being taught advanced techniques;

•	optimizes data structures, the analytical query engine, the interactive user experience, visualizations and collaboration;

•	encourages browsing and exploration, categorization and other decision making processes, tapping into our natural human ability to process complex information; and

•	replicates the way the human brain searches for information, makes connections between various findings and uncovers insights through association, comparison and anticipation.

Technically, four main factors, when taken together, enable our products to address the challenge of getting the maximum value from information:

•	Patented core technology. At the heart of our Business Discovery platform is our patented core technology, which generates views of information for non-technical users as needed. This does not require development of reports or visualizations by those users — users just click and learn. Every time a user clicks, the engine responds, updating every object in the app with a newly calculated set of data and visualizations specific to the user’s latest selections.

•	The associative experience. Unlike traditional BI tools that only offer pre-defined data drill paths and interactions, our Business Discovery platform allows users to explore data in an ad hoc manner. Our Business Discovery platform engine automatically manages all the relationships in the data and presents information to the user using a “green/white/gray” interface. User selections are highlighted in green, associated data is represented in white, and excluded (unassociated) data appear in gray. This instant feedback encourages users to think of new questions and continue on their path of exploration and discovery. Users are given guidance to lead them down a relevant path, without limiting them to a pre-defined one.

•	Interactive Visualization. Our products support a wide range of visualizations that assist decision makers in the understanding and assimilation of data. Many of the newer BI vendors provide similar charting capabilities. What differentiates our Business Discovery platform is its combination of visualization with powerful backend processing capabilities and associative navigation approach, which provides a greater level of interactivity and insight. Alone, visualization tools provide a narrower analytic value than that provided by our use of visualization in context.

•	Collaboration and mobility. Our Business Discovery platform further drives flexibility and value by enabling users to incorporate people and place, in addition to data, into decision making. Users can communicate with each other in the context of their decision making through annotations, real-time collaborative sessions and shared bookmarks. The full set of our platform’s capabilities, including the associative experience and collaboration, are available on most mobile devices. With our platform, people can ask and answer their questions and follow-up questions, with their colleagues, wherever they are.

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

In seeking to empower people with information and to gain a competitive advantage, many organizations have implemented a range of solutions, including BI and data analysis tools. We believe that these traditional BI tools often fail to provide timely and critical insights to business professionals due to inflexible data architecture, poor usability and substantial implementation time and costs. As a result of these limitations, many business users have turned to alternative tools like spreadsheets to help them perform data analysis. However, these general productivity tools were not specifically designed to facilitate interactivity, collaboration and aggregation and exploration of data for decision making. Furthermore, lacking a centralized infrastructure, users of these tools often end up with different answers resulting from a “dueling spreadsheets” problem.

Trends Driving the Growth of Business Discovery

According to a large independent IT research and advisory company, the “Data Discovery” market, which focuses on user-driven analysis like that provided by our platform, is growing at three times the speed of the traditional BI market and will do so for some years to come. We believe this change is being driven by a number of trends, including:

Unbound human and computer interaction: Increasingly, the barriers between humans and technology are being removed. An example is the rise of touch devices. Users do not want to simply view the data presented to them in static reports. Instead, they want to feel the data and interact with it. They want to use it to build a case, persuade others, and reach consensus based on facts. And this interaction is untethered — allowing access to data anywhere and from any device. With traditional BI, static reports are the norm. But our Business Discovery platform empowers users to explore their data and uncover hidden insights, naturally.

The Ongoing, Accelerating Data Boom: Intel estimates that by the year 2020, more than 31 billion devices will be connected to the internet, many of them creating sensor data, as the ‘internet of things’ becomes a fact of life. With vast amounts of data available, users need a way to sort the signal from the noise. Users have unprecedented access to computing storage and power, but it is only useful if they have the ability to analyze the stored data. Users are demanding better, greater access to all of their data, regardless of where it comes from. That is where Business Discovery offers value. It gives users the self-service access to data that they want, while giving IT the governance and control that they need.

Rise of Information Activism: A new, tech-savvy generation is entering the workforce, and their expectations are different than those of past generations. This new generation of workers grew up with the internet and is less likely to be passive with data. They tend to bring their own devices everywhere they go, and expect it to be easy to mash-up data, communicate, and collaborate with their peers. We believe that our Business Discovery platform enables this active use of data.

The Evolution and Elevation of the Role of IT: Chief Information Officers strive to drive innovation. IT must transform from being gatekeepers to storekeepers, providing business users with the tools they need to be successful. However, to achieve this transformation, they need to stock helpful tools and provide consumable “information products” or apps.

Differentiation via Information Exploitation: In today’s IT environments, companies are shifting to differentiating based on information exploitation. That means the focus is changing from enterprise resource planning (“ERP”) apps to analytics. Analytics apps, like those delivered by our Business Discovery platform, help companies access the data they need to set themselves apart from the competition.

The Need for Speed and Agility: To get maximum return from information, analysis must be delivered fast enough to be in sync with the operational tempo people need for the decision at hand. Traditional, system-of-record BI tools cannot change fast enough to deliver on time — they just cannot cope with the demands for speed and agility of modern business.

Transformation of Analytics: It is no longer good enough for BI to report what happened in the past, but rather it must actively monitor and understand what is happening today, why it is happening and how this will develop. This requires a shift in BI efforts to connect things that are seemingly unrelated, and to discover hidden insights in the data that help anticipate what comes next. With our Business Discovery platform, organizations are doing just that.

Other Software Tools May Not Meet Customer Needs

Although organizations are increasing their adoption of BI and data analytics tools, we believe that both traditional BI tools and newer data visualization tools are inadequate to meet the needs of business users because of the following limitations:

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

Data Visualization Tools Do Not Meet IT Requirements. The newer breed of data visualization tools offer data analysts easier, and less complex tools for creating compelling data visualizations. However, these tools require more technical sophistication than the typical business user possesses, and delivers a business user experience that may be visually appealing, but is quite limited in scope, lacking the associative query and powerful backend found in our platform. Business users still need to go back to the data analysts or IT staff whenever new views need to be created, limiting the ability for the business user to uncover new insights, or follow their own paths to discovery.

Our Solution: The Business Discovery platform

Qlik has led a shift in the BI market towards user-driven solutions. A large independent IT research and advisory company describes the new user-driven segment of the BI platforms market as “Data Discovery”. We call it Business Discovery to reflect who uses our platform, what they do with it and the value they get from it. Business Discovery is user-driven BI that enables people to create and share knowledge and analysis in groups and across organizations. Our Business Discovery platform helps users ask and answer their own stream of questions and follow their own path to insight on their own and in teams and groups. Our Business Discovery platform is designed to deliver:

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

An App Model. We believe most organizations would prefer to avoid the cost and limited value of deploying and managing monolithic business applications. Our Business Discovery platform empowers users of varying skill levels to contribute to the creation and deployment of straightforward, purpose-built, intuitive apps that can be more easily reused and discarded when no longer needed. Along with our partner ecosystem, we provide services to develop apps for our customers when needed. We believe that our apps can enable innovation to flourish at the edges of the organization and spread inward.

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

Our Business Model

We have developed a differentiated business model that features:

Broad User Focus. We market and sell directly to the business user by providing an intuitive software platform that can be installed and used with limited training. The ease by which business users can evaluate and benefit from our platform substantially expands our addressable market by allowing us to target a wide range of users, generate incremental business from existing customers and expand our footprint within those organizations. Unlike most existing BI tools, our Business Discovery platform is purpose-built for business users and does not require substantial IT support to install, integrate and maintain. However, as customers expand their deployments and we sell our products into larger organizations, we increasingly sell to IT departments, as well as business users.

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

Globally Diversified Distribution Model. We seek to maximize the reach of our Business Discovery platform by employing a multi-pronged sales approach that leverages a direct sales force and partner network which includes solution providers, OEM relationships and systems integrators. We typically enter new markets through partnerships and solution provider agreements to minimize cost and risk while we assess demand in the new market. For example, we successfully grew our initial sales in Spain, France, Italy and Japan without maintaining a local direct sales office and plan to use this strategy to target additional international regions. As of December 31, 2013, we had distribution capabilities in over 100 countries and a network of over 1,700 channel partners worldwide to help generate demand for our Business Discovery platform.

Community-Based Marketing and Support. The user-driven culture and collaboration of our user community, called Qlik Community, begins with us and extends out to broader communities within our customers’ organizations, further driving the Qlik brand. This community of over 100,000 registered users as of December 31, 2013 promotes the use of our software within customer and partner organizations, as well as from one organization to another. We utilize the Qlik Community to provide low-cost support and obtain valuable insights used by our product management team for product development. Qlik Community provides our members with a low-cost, user-friendly product support resource that includes discussion forums where they can share their Business Discovery platform experiences and to find answers to questions about the product and its features; user groups based on location, industry and job function; blogs written by our employees; an opportunity to submit, rate, and review product ideas; and user-generated content, including best practices, how-to’s, and documentation.

Our Growth Strategy

Our mission is “Simplifying Decisions for Everyone, Everywhere.” To that end, we aim to make our Business Discovery platform the primary platform on which business users in organizations of all sizes and shapes make decisions. The key elements of our growth strategy include:

Increase Our Global Market Penetration. We intend to continue to expand our presence in targeted geographies by growing our direct sales force and global partner network. We began our operations in Sweden, have established a substantial foothold in Western Europe and continue to expand globally. We continue to increase our presence in North America by continuing to expand our direct sales force and grow our indirect channel in the region. We also plan to continue to seek to enter new international markets by establishing distribution partnerships to drive sales. We are leveraging our prior experience in Europe and the United States (“U.S.”) with distribution partners and master solution providers to further penetrate international regions, such as Asia-Pacific, Latin America, Eastern Europe, Middle East and Africa.

Further Penetrate Our Existing Customer Base. We intend to increase penetration of existing customers by capitalizing on current users’ satisfaction to promote our Business Discovery platform to other users and departments within their organizations. We believe a substantial opportunity exists to increase our sales to these customers. Historically, we have migrated new customers from single project and departmental deployments to multi-department deployments by building on the satisfaction and benefits that our customers experience using our platform.

Expand Our OEM Alliances and Strategic Relationships. We believe we have a significant opportunity to expand the use of our Business Discovery platform through our OEM relationships, which accounted for approximately 8% of our total billings in 2013, as well as through other distribution relationships. We have an ongoing effort to increase our number of OEM alliances with other independent software vendors that license our technology to embed within and enhance their solutions. In addition, we seek to grow the number of relationships with systems integrators and consultants and to use this channel to generate additional inbound customer prospects.

Expand the Adoption of Business Discovery. We have been a pioneer in what we call Business Discovery, or user driven BI. We plan to enhance our current platform by adding new functionality that extends our analytics, visualization and search capabilities to broader use cases. Today, BI is primarily used for internally focused decision-making by data analysts and other quantitative professionals. Due to its capabilities, our Business Discovery platform can be extended to adjacent areas where data-driven decisions are critical, including web site navigation, content search and information management, external data communication, product configuration and e-commerce applications.

Increase Adoption of Our Business Discovery Platform with Mobile and Social Business Discovery. Our Business Discovery platform helps people make better business decisions more quickly and easily. QlikView has helped people derive insights from data since we first began shipping software in the late 1990s. The addition of our mobile Business Discovery capabilities in 2009 enabled business users to help make decisions “on location” and derive insights from people being in a particular place at a particular time. We re-launched mobile Business Discovery in 2011 with our support for tablets and smartphones running HTML5 browsers. The HTML5 approach enables us to support a wide variety of mobile devices, and enables our customers to build applications once and deploy them to any platform. With the introduction of our social Business Discovery capabilities in 2011, we now enable users to more easily derive insights not just from data and place but also from people. With annotations and collaborative sessions, users can collaboratively create QlikView apps, communicate with each other in the context of their decision apps, and explore their business data in real time with others.

Our Software Products

Our Business Discovery platform can be deployed in a variety of configurations.

QlikView

Our flagship product is QlikView. At the simplest level, a single user can download and install a desktop version of QlikView and run the entire product on a single machine. That user can manually share their work with other users or they can acquire a QlikView server to more easily share information and collaborate in their discoveries. As deployments scale, companies typically have multiple servers serving large user communities who are accessing those servers with a mixture of desktop and web clients, on a wide array of mobile and desktop computing devices. A typical scenario is for a company to start with one or more individuals using the product independently and over time scaling up to large enterprise-wide deployments.

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

QlikView Expressor

QlikView Expressor provides a rich graphical studio for designing and managing data integration for QlikView apps. The product allows designers and developers to centrally define and manage data definitions, transformations and other design artifacts in business terms, thus establishing a comprehensive semantic framework for their QlikView environment. These definitions can be abstracted from specific data sources, insulating the Business Discovery system from changes in the underlying data systems and providing clear lineage into the definitions and usage of data.

The QlikView Governance Dashboard uses QlikView Expressor to capture and integrate metadata about a QlikView deployment into a common data model and QlikView app. IT staff can use this app to understand how QlikView is being used across their organization.

QlikView.Next

We have been developing our next-generation platform to enable better decision making. The name of this new platform has not been announced so we currently refer to it as QlikView.Next. QlikVew.Next is designed to expand on Qlik’s focus of filling the gap between visualization or dashboard solutions and complex BI platforms tied to report-centric ways of doing business. As Business Discovery is being adopted as an alternative BI platform, QlikView.Next is designed to give users the immediate insights they need and IT professionals the enterprise manageability and governance they require. Fundamental to making next-generation BI accessible and useful for a broad range of users is QlikView’s Natural Analytics™ approach, which taps into the natural human ability to process complex information. It supports the way human curiosity naturally searches, filters, questions, and finds associations in data to find meaning in information – more easily revealing insights and enabling decisions in the process.

In November 2013, we made QlikView.Next available to a limited number of early adopter customers. We will work closely with these customers as they use this next-generation product before making it generally available later in 2014.

Our Technology

Our in-memory technology benefits from two important computer hardware trends: 64-bit computing, which increases the amount of memory available on computers, and multi-core central processing units, or CPUs, which allow for parallel processing of complex calculations. Because of these capabilities, our Business Discovery platform is able to store data in memory and perform real-time calculations sourced from disparate systems. It is our expectation that the amount of available memory and number of CPU cores and processing speed will continue to increase in the future. These expected improvements will drive our platform’s future performance with minimal incremental investment because we perform calculations in memory and on multiple cores in parallel. Our platform integrates with nearly all data sources and can scale from a single user to enterprise deployments without requiring significant additional infrastructure.

Qlik’s Core Technology: the Basics

Our primary architectural principles are to provide business user simplicity, iterative development and rapid deployment. In developing our solution, we endeavor to obscure the underlying technical complexity from the user while providing powerful, easy-to-use functionality. In-memory technology is important for BI, since it helps speed performance. Our Business Discovery platform:

Holds data in memory for multiple users, for a fast user experience. Our Business Discovery platform holds all the data needed for analysis in memory, where it is available for immediate exploration by users. Users experience zero wait time as our software performs the calculations needed to deliver the aggregations users request quickly. Our software is a multi-user, distributed environment; it stores common calculations and shares them among users, so the calculations do not have to be redone every time someone needs them.

Compresses data to approximately 10% of its original size. Our software achieves a significant reduction in the size of the data used for analysis using a data dictionary (a hash table) and by using only the number of bits required. For example, the “day of the week” field has only seven possible field values, and these values are stored only once in memory, regardless of how many records contain each value.

Optimizes the power of the processors. Our Business Discovery platform has the ability to perform real-time calculations enables it to handle the calculation of complex measures and metrics quickly. Our software is designed to spread the calculation load across all available CPU cores and to manage this workload across many concurrent users. Our software can cache results across users so that the most commonly used calculations are performed the least number of times. Unlike technologies that simply support multi-processor hardware, our software is optimized to take advantage of the power of multi-processor hardware, with the goal of maximizing performance and the potential return from hardware investment.

Connects to Big Data sources in real time as needed. In situations where users wish to view and analyze very large data sets that cannot fit in memory. QlikView Direct Discovery can be used to dynamically connect to a Big Data source, such as Hadoop. This flexibility gives users a “relief valve” to extend the user experience of our software beyond simply the data held in-memory.

Maintains associations in the data automatically. Our software’s inference engine enables our associative experience. This engine maintains the associations among every piece of data in the entire data set used in an application; neither developers nor end users have to maintain the associations. As a result, users are not limited to static reports, pre-determined drill paths or pre-configured dashboards. Instead, they can navigate their data up, down and sideways, exploring it in any way they want.

Calculates aggregations as needed. Our software’s inference engine calculates aggregations based on selections the user makes, which we call the “state” of the app. As a result, users are not limited to predefined calculations or preconceived insights based on data joins made by IT. Users can define whatever view or type of insight they want and our software dynamically calculates the answer. Our software only calculates the aggregations for which the user asks for; it does not pre-calculate aggregations as often seen in traditional BI approaches.

The Qlik Associative Experience

People process information in non-hierarchical ways when making decisions. Faced with a decision, each person uses a different path to reach a conclusion. We designed our products to support this type of decision-making by allowing users to explore data according to their own thought processes, seeing updated calculations and relationships with each interaction. Our software is designed to mirror the fluid, associative nature of human thought. With our Business Discovery platform, users explore data, make discoveries and uncover insights that can be used to help them solve business problems in new ways. Users can gain unexpected insights because our Business Discovery platform:

Is Designed to Work the Way Peoples’ Minds Work. With our Business Discovery platform, discovery is flexible. Users can navigate and interact with data any way they want. They are not limited to just following predefined drill paths or using preconfigured dashboards. Users ask and answer streams of questions on their own and in groups and teams, forging new paths to insight and decision. With our software, business users can see hidden trends and make discoveries to help speed up business decision making.

Showcases Data Relationships. Traditional BI query tools filter data that is not part of the current query. In contrast, users of our Business Discovery platform can see relationships in the data. They can see not just which data is associated with their selections; they can just as easily see which data is not associated. The user’s selections are highlighted in green. Field values related to the selection are highlighted in white. Unrelated data is highlighted in gray. The result is new insights and unexpected discoveries.

Provides Direct — and Indirect — Search. With our software search, users type relevant words or phrases in any order and get associative results. With a global search bar, users can search across the entire data set. With search boxes on individual list boxes, users can confine the search to just that field. Users can conduct both direct and indirect searches.

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

In many cases, business users can build apps themselves and can often take over maintenance of apps that developers have built. In contrast, traditional BI solutions require IT or specialized users to get involved whenever new questions arise. Our products are designed to make it easier for business users to remix and reassemble data in new views and create new visualizations for deeper understanding.

With our Business Discovery platform, the cycle time between data collection and deployment of analysis to the business user can be as short as a few weeks and sometimes as little as a few days. Neither users nor developers must manage the associations in the data, as our software maintains the associations automatically. As a result, our customers can go very quickly from prototyping to deployment to refinement. Our Business Discovery platform facilitates the development of all common types of business analysis, including dashboards, analytic applications or reports, on a single platform with a common user interface. And by moving all data in-memory, our software does not require the use of data warehouses for high performance analyses, and this shortens the time to value. At the same time, customers that have already implemented a data warehouse can use our software to derive more value from this existing investment.

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

As of December 31, 2013, we had 275 people in our R&D organization. Our R&D organization is located in Lund, Sweden and Boston, Massachusetts, with the vast majority of our R&D organization located in Lund, Sweden. The core members of our R&D team have been with our company since as early as 1996. We believe that the tenure of our core development organization provide us with a competitive advantage.

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

For our flagship product, QlikView, we typically deliver service releases every two to four months.

With QlikView.Next, we intend to introduce a significant change to how we ship software. Enterprise software customers generally balance between two choices: the need for mission critical, enterprise-class stability and predictability and the desire to continuously adopt new functionality for advantage. QlikView.Next will ship on a new release cadence designed to suit both of these often contradictory requirements. Customers with lengthy internal processes or other enterprise requirements can select a major upgrade annually. Customers who like to see new functionality more frequently can enjoy three feature releases a year.

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

To validate the product during development, specific customers and partners are identified to provide detailed feedback on product design. Then, a broad set of customers and partners are involved in beta testing major releases of our products.

Within our operations, we are extensive users of our own product. We install, upgrade and use our product internally in a pre-release and beta state before allowing it to be made generally available. Consequently, this process allows us to identify and resolve many deployment issues prior to making the product available to customers.

Innovation is a critical factor in our success, and identifying and incubating innovation is built into our R&D process. The Qlik Labs department continually pushes the boundaries of our products, looking for innovative uses of our Business Discovery platform, or innovative ways to extend the capabilities and value of the platform. We invest time and money in identifying and nurturing new product concepts with the intention of incorporating successful ideas into the platform as new product modules or as entirely new products.

In May 2013, we acquired NComVA AB, a Swedish company specializing in advanced visualization technology. Our technology partner since 2011, NComVA’s interactive visualization solutions already leverage the associative data discovery of QlikView. This acquisition further expands our expertise and capabilities in advanced visualization and analysis.

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

Our global partner network includes master resellers, elite solution providers and solution providers. These partners are authorized to sell licenses and to implement and provide first line support for our software platform. A master reseller is generally appointed to extend geographic sales into a territory where we have no direct sales presence. Designation of elite solution providers versus solution providers is driven by the amount of sales volume that they derive from the sale of our product. Additionally, we work with global, national and local system integrators and other technological consulting firms who provide complementary skills, domain or industry experience, as well as geographic coverage.

Our global partner network also includes OEM partners and technology partners, OEM partners use our technology as a bundled or add-on feature in their products and services. Typically OEM partners include software companies, SaaS vendors and information providers. More broadly, this category applies to any organization seeking to leverage our Business Discovery platform to power the analytics in an existing or new product or in a service offering. Technology partners include providers of data management and analytics engines, and other business applications, operating systems, integration and development tools, as well as hardware platforms. We invest both development and business resources in an attempt to ensure that our platform is optimized and certified for common technology platforms, allowing our customers to benefit from these expanded solutions with seamless integration.

We support our global partner network through a program that provides a structured framework to effectively recruit, enable and support partners who sell and deliver complementary solutions using our software. Our team provides a complete lifecycle of support to partners, based on three fundamental principles:

•	enable partners through technical support, education, training and certification

•	market with and for partners through branding, awareness, customer marketing and lead generation programs

•	sell our products and “Powered by QlikView” products with effective sales tools and sales support.

As of December 31, 2013, our global partner network was comprised of more than 1,700 partners in over 100 countries. No individual partner represented more than 2% of our revenues in the fiscal year ended December 31, 2013 and no individual partner represented more than 3% of our revenues in the fiscal years ended December 31, 2012 and 2011.

We focus our marketing efforts on increasing brand awareness, communicating product advantages and generating qualified leads for our sales force and channel partners. We rely on a variety of marketing vehicles, including trade shows, advertising, public relations, industry research, our website, Qlik Community and collaborative relationships with technology vendors. In addition, we work closely with a number of our global partners on co-marketing and lead-generation activities in an effort to broaden our marketing reach.

Global Services

To support customers’ path to progressively optimize how they use data more strategically, we have developed an ecosystem of people, services, and technology. This Qlik Customer Success Framework™ surrounds our Business Discovery platform to optimize effectiveness and accelerate time to value. This can optimize each customer’s journey, starting with foundational system design and progressing through development, enterprise integration, education and adoption and on-going support.

We complement our core product with a complete range of services to ensure successful deployment and usage of our Business Discovery platform. This includes educational services for customers ramping up and learning about our products; maintenance and support, and consulting services to provide in-depth technical assistance for more complex implementations.

Education Services. Education Services offers a number of training choices to our customers and partners to support the knowledge and skills development needed to build, design, deploy and administer our Business Discovery platform. Education Services accelerates the path to full business discovery by training users on how to use our products. We offer an array of live classroom, virtual classroom and on-demand training courses, as well as tailored, private onsite classroom training. Our courses include training on all aspects of the product, from introductory on-demand mini-courses to multi-day hands-on deep technical classroom sessions.

Maintenance and Support. Our customers generally receive one year of software maintenance and support as part of their initial license of our software platform and have the option to annually renew their maintenance agreements. These annual maintenance agreements provide customers the right to receive unspecified software updates, maintenance releases and patches, and access to our support services. We offer two levels of support – standard support and premium support which provides extended telephone support coverage. We provide support from our support offices in Lund, Sweden; Raleigh, North Carolina; Dusseldorf, Germany; Tokyo, Japan; and Sydney, Australia. We also utilize and promote Qlik Community as a supplemental support resource for our customers.

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

Customers

As of December 31, 2013, we had approximately 31,000 active customers in over 100 countries. Our customers conduct their respective businesses in numerous industry verticals, including consumer packaged goods, financial services, pharmaceuticals, retail, manufacturing, technology and healthcare. We do not believe our business is substantially dependent on any particular customer as no customer represented more than 2% of our revenue for fiscal years ended December 31, 2013, 2012 or 2011. Our target markets are not confined to certain industries and geographies as we are focused on providing a solution that generally meets the needs of business users.

Brand and Intellectual Property

Our intellectual property is an essential element of our business. We own trademarks for the “Qlik,” “QlikTech” and “QlikView,” “Data Dialogs,” “Natural Analytics,” “Customer Success Framework” and our logo. We rely on a combination of copyright, patent, trademark, trade dress and trade secrecy laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights both domestically and abroad. These laws, procedures and restrictions provide only limited protection. As of December 31, 2013, we had seven issued U.S. patents and had eight pending applications for U.S. patents. In addition, as of December 31, 2013, we had 21 issued and 13 pending applications for foreign patents. Any future patents issued to us may be challenged, invalidated or circumvented. Any patents that might be issued in the future, with respect to pending or future patent applications, may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. We endeavor to enter into agreements with our employees and contractors and with parties with whom we do business in order to limit access to and disclosure of our proprietary information.

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

See Part I, Item 1A of this Annual Report on Form 10-K entitled “Risk Factors” for further discussion regarding our competition.

Culture and Employees

As of December 31, 2013, we had 1,721 employees, of which 474 were employed in the U.S. and 1,247 were employed outside the U.S. We believe that having a strong company culture and set of values is critical to our success. Our corporate culture provides us with a competitive advantage by supporting our ability to keep our market offering consistent despite a globally diverse employee base. To communicate and reinforce our culture, we have a set of corporate values which provide a framework for guiding employees in implementation of our business model without direct managerial control. Our values are:

•	challenge the conventional

•	move fast, but be thorough

•	open and straightforward

•	take responsibility

•	teamwork yields the best results.

Our values are taught and reinforced from the moment new employees join our company. Shortly after being hired, each employee attends QlikAcademy, an intensive four-day training program in Lund, Sweden, to learn our corporate strategy, our organization, our product, our sales model and our cultural values. Our values form the fabric of our work ethic, and we believe they enable us to recruit, properly develop and manage our highly talented employees. Our culture encourages innovation and idea generation to address complex technical challenges. In addition, we embrace individual thinking and creativity. Despite our growth, we constantly seek to maintain a small-company feel that promotes interaction and the exchange of ideas among employees. We try to minimize company hierarchy to facilitate meaningful communication among employees at all levels and across all departments. This openness extends to our partners and customers, as well as allowing us to establish strong relationships that contribute to our growth.

Every year since 2000, we have hosted an annual Qlik summit (“Summit”) where we bring together all of our employees in one location to build cross-border relationships and to facilitate communications. During the Summit we update employees on our progress, provide training around new initiatives, host presentations by industry speakers and key customers and allow open interaction between employees from around the world. Our Summit is a critical mechanism for promoting consistent and efficient execution of the year’s strategic plan. Having the Summit at a single time and in a single location provides our globally distributed organization with an opportunity to share ideas and best practices. We believe that the Summit is one of the key elements in maintaining our unique company culture.

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

In addition, our company website can be found on the internet at http://www.qlik.com. The website contains information about us, our products and our operations. Copies of each of our filings with the SEC on Form 10-K, Form 10-Q and Form 8-K and all amendments to those reports, can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. To view the reports, access http://investor.qlik.com and click on “Financial Information.” References to our company website address in this report are intended to be inactive textual references only, and none of the information contained on our website is part of this report or incorporated in this report by reference.

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

We target the global business intelligence, or BI, marketplace, which is an industry characterized by rapid technological innovation, changing customer needs, substantial competition, evolving industry standards and frequent introductions of new products, enhancements and services. Any of these factors can render our existing software products and services obsolete or unmarketable. We believe that our future success will depend in large part on our ability to successfully:

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

Our operating results have varied in the past and are expected to continue to do so in the future. In addition to other risk factors listed in this “Risk Factors” section, factors that may affect our quarterly operating results, business and financial condition include the following:

•	demand for our software products and services and the size and timing of orders

•	market acceptance of our current and future products

•	a slowdown in spending on information technology, or IT, and software by our current and/or prospective customers

•	sales cycles and performance of our indirect channel partners and original equipment manufacturers (known as OEMs)

•	budgeting cycles of our current or potential customers

•	the management, performance and expansion of our domestic and international operations

•	the rate of renewals of our maintenance agreements

•	changes in the competitive dynamics of our markets

•	our ability to control and predict costs, including our operating expenses

•	customers delaying purchasing decisions in anticipation of new products or product enhancements by us or our competitors

•	the outcome or publicity surrounding any pending or threatened lawsuits

•	the timing of recognizing revenue in any given quarter as a result of revenue recognition rules

•	the timing and amount of our tax benefits or tax expenses as a result of, among other things, complex tax laws and any changes to such tax laws in the jurisdictions in which we operate

•	an increase in the rate of product returns

•	foreign currency exchange rate fluctuations

•	the seasonality of our business

•	failure to successfully manage or integrate any acquisitions

•	general economic and political conditions in our domestic and international markets.

In addition, we may in the future experience fluctuations in our gross and operating margins due to changes in the mix of our direct and indirect sales, domestic and international revenues, and license, maintenance and professional services revenues.

We may implement changes to our license pricing and licensing model structure for any or all of our products including increased prices, changes to the types and terms of our licensing structure and maintenance parameters. If these changes are not accepted by our current or future customers, our business, operating results and financial condition could be harmed.

Based upon the factors described above and those described elsewhere in this section entitled “Risk Factors”, we have a limited ability to forecast the amount and mix of future revenues and expenses, which may cause our operating results to fall below our estimates or the expectations of public market analysts and investors.

Product enhancement and new product introductions involve inherent risks.

We compete in a market characterized by rapid technological advances in software development, evolving standards in software technology and frequent new product introductions and enhancements. To succeed, we must continually expand and refresh our product offerings to include newer features or products, and enter into agreements allowing integration of third-party technology into our products. The introduction of new products or updated versions of continuing products has inherent risks, including, but not limited to:

•	product quality, including the possibility of software defects

•	delays in releasing new products

•	customers delaying purchase decisions in anticipation of new products to be released

•	customer confusion and extended evaluation and negotiation time

•	the fit of the new products and features with the customer’s needs

•	the successful adaptation of third-party technology into our products

•	educating our sales, marketing and consulting personnel to work with new products and features

•	competition from earlier and more established entrants

•	market acceptance of initial product releases

•	marketing effectiveness, including challenges in distribution

•	the accuracy of assumptions about the nature of customer demand.

If we are unable to successfully introduce, market, and sell new products and technologies, enhance and improve existing products in a timely manner, and properly position and/or price our products, our business, results of operations, or financial position could be materially impacted.

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

The emergence of new industry standards in related fields may adversely affect the demand for our existing software products. Our business and results of operations may be adversely affected if new technologies emerged that were incompatible with customer deployments of our software products. We currently support Open Database Connectivity, or ODBC, and Object Linking and Embedding Database, or OLEDB, standards in database access technology. If we are unable to adapt our software products on a timely basis to new standards in database access technology, the ability of our software products to access customer databases could be impaired. In addition, the emergence of new server operating systems standards could adversely affect the demand for our existing software products. Our software products currently require the Windows Server operating system when deployed on a server, as used in most multi-user deployments. If customers are unwilling to use a Windows Server, we may not be able to achieve compatibility on a timely basis or without substantial research and development and support expense. We currently support all generally available client operating systems that run industry standard web browsers, but we cannot provide assurance that we will be able to support future client operating systems and web browsers in a timely and cost-effective manner, if at all.

The markets for our software products and services are also characterized by rapid technological and customer requirement changes. In particular, our technology is optimized for servers utilizing the x86 and x64 families of microprocessors. If the speed and performance of these microprocessor families do not continue to increase at the rates we anticipate, our software may not attain the performance speed and capabilities that we expect. Also, if different microprocessor architecture were to gain widespread acceptance in server applications, we may not be able to achieve compatibility on a timely basis or without substantial research and development and support expense. Difficulty by us in achieving compatibility with different microprocessor architecture or other technological change or in satisfying changing customer requirements could render our existing and future products obsolete and unmarketable. As a result, we may not be able to accurately predict the lifecycle of our software products and services, and they may become obsolete before we receive the amount of revenues that we anticipate from them.

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

We depend on revenue from a single software product platform.

Despite our planned release of QlikView.Next, we are and we may continue to be heavily dependent on our QlikView product. Our business would be harmed by a decline in demand for, or in the price of, our software products as a result of, among other factors:

•	any change in our pricing model

•	any change in our licensing model

•	any change in our go to market model

•	increased competition

•	support, research and development or other expenditures undertaken in attempts, whether or not successful, to develop new products

•	maturation in the markets for our products.

Our financial results would suffer if the market for BI software does not continue to grow or if we are unable to further penetrate this market.

Nearly all of our revenues to date have come from sales of BI software and related maintenance and professional services. We expect these sales to account for substantially all of our revenues for the foreseeable future. Although demand for BI software has grown in recent years, the market for BI software applications is still evolving. We cannot be sure that this market will continue to grow or, even if it does grow, that customers will purchase our software products or services. We have spent, and intend to keep spending, considerable resources to educate potential customers about BI software in general and our Business Discovery platform in particular. However, we cannot be sure that these expenditures will help our software products achieve any additional market acceptance or enable us to attract new customers or new users at existing customers. A reduction in the demand for our software products and services could be caused by, among other things, lack of customer acceptance, weakening economic conditions, competing technologies and services or decreases in software spending. If the market and our market share fail to grow or grow more slowly than we currently expect, our business, operating results and financial condition would be harmed.

Our operating income could fluctuate and may decline as a percentage of revenue as we make further expenditures to expand our operations in order to support additional growth in our business.

We have continued to make significant investments in our operations to support additional growth, such as hiring substantial numbers of new personnel, investing in research and development, investing in new facilities, acquiring other companies or their assets and establishing and broadening our international operations in order to expand our business. We intend to make additional investments in research and development, systems, infrastructure, marketing and personnel and to continue to expand our operations to support anticipated future growth in our business. As a result of these investments, our operating income could fluctuate and may decline as a percentage of revenue.

We use indirect channel partners and if we are unable to maintain successful relationships with them, our business, operating results and financial condition could be harmed.

In addition to our direct sales force, we use indirect channel partners, such as distribution partners, value-added resellers, system integrators and OEMs to license and support our software products. For the year ended December 31, 2013, transactions by indirect channel partners accounted for more than 50% of our total product licenses and first year maintenance billings. We expect to continue to rely substantially on our channel partners in the future.

Our channel partners may offer customers the products of several different companies, including products that compete with ours. Our channel partners generally do not have an exclusive relationship with us; thus, we cannot be certain that they will prioritize or provide adequate resources for selling our products. Divergence in strategy or contract defaults by any of these channel partners may harm our ability to develop, market, sell or support our software products. In addition, establishing and retaining qualified indirect sales channel partners and training them in our software products and services requires significant time and resources. In order to develop and expand our distribution channel, we must continue to scale and improve our processes and procedures that support our channel partners, including investment in systems and training. These processes and procedures may become increasingly complex and difficult to manage as we grow our organization.

Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our current and future channel partners and their ability to license and support our software products. There can be no assurance that our channel partners will continue to cooperate with us when our distribution agreements expire, change or are up for renewal. If we are unable to maintain our relationships with these channel partners, our business, operating results and financial condition could be harmed. Also, in a number of regions we rely on a limited number of resellers, and our business may be harmed if any of these resellers were to fail to effectively license our software in their specified geographic territories.

In addition, we rely on our channel partners to operate in accordance with the terms of their contractual agreements with us. For example, our agreements with our channel partners limit the terms and conditions pursuant to which they are authorized to resell or distribute our software products and offer technical support and related services. We also typically require our channel partners to provide us with the dates and details of product license transactions sold to end user customers. If our channel partners do not comply with their contractual obligations to us, our business, results of operations and financial condition may be harmed.

If we are unable to expand our direct sales capabilities and increase sales productivity, we may not be able to generate increased revenues.

We may be required to expand our direct sales force in order to generate increased revenue from new and existing customers. We have and intend to continue to increase our number of direct sales professionals. New hires require training and take time to achieve full productivity. We cannot be certain that recent and future new hires will become as productive as necessary or that we will be able to hire enough qualified individuals in the future. Failure to hire qualified direct sales personnel and increase sales productivity will preclude us from expanding our business and growing our revenue.

As we pursue new enterprise customers, additional OEM opportunities or more complicated deployments, our sales cycle, forecasting processes and deployment processes may become more unpredictable and require greater time and expense.

Our sales cycle may lengthen as we pursue new enterprise customers. Enterprise customers may undertake a significant evaluation process in regard to enterprise software which can last from several months to a year or longer. If our sales cycle were to lengthen in this manner, events may occur during this period that affect the size or timing of a purchase or even cause cancellations, and this may lead to more unpredictability in our business and operating results. Additionally, sales cycles for sales of our software products tend to be longer, ranging from three to 12 months or more which may make forecasting more complex and uncertain. We may spend substantial time, effort and money on our sales efforts without any assurance that our efforts will produce any sales. We may spend substantial time, effort, and money in our sales efforts without being successful in generating any sales. In addition, product purchases by large enterprises are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing, and other delays. Finally, large enterprises typically have longer implementation cycles, require greater product functionality and scalability and a broader range of services, demand that vendors take on a larger share of risks, sometimes require acceptance provisions that can lead to a delay in revenue recognition, and expect greater payment flexibility from vendors. All of these factors can add further risk to business conducted with these end-customers. If we fail to realize an expected sale from a large end-customer in a particular quarter or at all, our business, operating results, and financial condition could be materially and adversely affected.

In addition, we may face unexpected deployment challenges with enterprise customers or more complicated installations of our software products. It may be difficult to deploy our software products if the customer has unexpected database, hardware or software technology issues. Additional deployment complexities may occur if a customer hires a third party to deploy our software products or if one of our indirect channel partners leads the implementation of our solution. Any difficulties or delays in the initial implementation could cause customers to reject our software or lead to the delay or non-receipt of future orders, in which case our business, operating results and financial condition would be harmed.

Managing our international operations is complex and our failure to do so successfully could harm our business, operating results and financial condition.

We receive a significant portion of our total revenues from international sales from foreign direct and indirect operations. International revenues accounted for approximately 70% of our total revenues for the year ended December 31, 2013, approximately 72% of our total revenues for the year ended December 31, 2012 and approximately 73% of our total revenues for the year ended December 31, 2011. We have facilities located in Australia, Austria, Belgium, Brazil, Canada, China, Denmark, Finland, France, Germany, Hong Kong, India, Italy, Japan, the Netherlands, Norway, Poland, Portugal, Russia, Singapore, Spain, Sweden, Switzerland, the United Arab Emirates and the United Kingdom. We expect to continue to add personnel in these and additional countries. Our international operations require significant management attention and financial resources.

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

Any decline in maintenance renewals could harm our future operating results. We currently sell our software products pursuant to a perpetual license with a fixed upfront fee which ordinarily includes one year of maintenance as part of the initial price. Our customers have no obligation to renew their maintenance agreements after the expiration of this initial period, and they may not renew these agreements. We may be unable to predict future customer renewal rates accurately. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our software products, the prices of our software products, the prices of products and services offered by our competitors, reductions in our customers’ spending levels or general, industry-specific or local economic conditions. If our customers do not renew their maintenance arrangements or if they renew them on less favorable terms, our revenues may decline and our business will suffer. A substantial portion of our quarterly maintenance revenue is attributable to maintenance agreements entered into during previous quarters. As a result, if there is a decline in renewed maintenance agreements in any one quarter, only a small portion of the decline will be reflected in our maintenance revenue recognized in that quarter and the rest will be reflected in our maintenance revenue recognized in the following four quarters or more. In addition, we may have difficulties collecting renewal fees from our customers, especially in regards to customers located in emerging international markets or markets experiencing slowed growth, recessions or other adverse economic conditions. If we are unable to collect renewal fees from customers, our business, results of operations and financial condition will be harmed.

Our software products could contain undetected errors, or bugs, which could cause problems with product performance and which could in turn reduce demand for our software products, reduce our revenue and lead to product liability claims against us.

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

The markets for BI software, analytical applications and information management are intensely competitive and subject to rapidly changing technology and evolving standards. In addition, many companies in these markets are offering, or may soon offer, products and services that may compete with our software products.

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

Current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others. By doing so, these competitors may increase their ability to meet the needs of our current or potential customers. Our current or prospective indirect channel partners may establish cooperative relationships with our current or future competitors. These relationships may limit our ability to sell our software products through specific distribution channels. Accordingly, new competitors or alliances among current and future competitors may emerge and rapidly gain significant market share. These developments could limit our ability to obtain revenues from new customers and to sustain maintenance revenues from our installed customer base. If we are unable to compete successfully against current and future competitors, our business, operating results and financial condition would be harmed.

If customers demand BI software to be provided via a “software as a service” business model, our business could be harmed.

Software as a service, or SaaS, is a model of software deployment where a software provider typically licenses an application to customers for use as a service on demand through web browser technologies. A SaaS business model can require a vendor to undertake substantial capital investments and related sales and support resources and personnel. If customers were to require BI software like ours to be provided via a SaaS deployment, we would need to undertake significant investments in order to implement this alternative business model. If the prevalence of cloud-based data increases, current and prospective customers may increasingly demand SaaS-based BI software platforms. In addition, we would be obligated to apply new revenue recognition policies. Even if we undertook these investments, we may be unsuccessful in implementing a SaaS business model. These factors could harm our business, operating results and financial condition.

If we fail to develop and maintain our brand cost-effectively, our business may be harmed.

We believe that developing and maintaining awareness and integrity of our brand in a cost-effective manner are important to achieving widespread acceptance of our Business Discovery platform and our existing and future products and are important elements in attracting new customers and maintaining existing customers. We believe that the importance of brand recognition will increase as competition in our market further intensifies. In January 2014, we rebranded our company under the name “Qlik.” Successful promotion of our brand will depend on the effectiveness of our marketing efforts and on our ability to provide reliable and useful products and services at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in building and maintaining our brand. We also rely on our customer base and community of end-users in a variety of ways, including to give us feedback on our products and to provide user-based support to our other customers. If we fail to promote and maintain our brand successfully or to maintain loyalty among our customers and Qlik Community, our user community, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract new customers or retain our existing customers and our business may be harmed.

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

We plan to continue to expand our operations and employee headcount significantly, and we anticipate that further significant expansion will be required. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Sustaining our growth will place significant demands on our management as well as on our administrative, operational and financial resources. To manage our growth, we must continue to improve our operational, financial and management information systems and expand, motivate and manage our workforce. If we are unable to manage our growth successfully without compromising our quality of service or our profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our revenues and profits could be harmed. Risks that we face in undertaking future expansion include:

•	training new personnel to become productive and generate revenue

•	enabling partners to sell our software products

•	controlling expenses and investments in anticipation of expanded operations

•	implementing and enhancing our administrative, operational and financial infrastructure, systems and processes

•	addressing new markets

•	expanding operations in the U.S. and international regions.

A failure to manage our growth effectively could harm our business, operating results, financial condition and ability to market and sell our software products and maintenance services.

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

The success of our business is also heavily dependent on the leadership of key management personnel, including Lars Björk, Chief Executive Officer, and other members of our senior management team. The loss of one or more key employees could adversely affect our continued operations.

Our future success depends in a large part upon the continued service of key members of our senior management team. In particular, Lars Björk, our Chief Executive Officer, is critical to the overall management of our organization, as well as the development of our brand, our technology, our culture and our strategic direction.

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

In order to remain competitive, we must continue to develop new products, applications and enhancements to our existing software products. This is particularly true as we strive to further expand our Business Discovery platform and product capabilities. Maintaining adequate research and development resources, such as the appropriate personnel, talent and development technology, to meet the demands of the market is essential. Our research and development organization is primarily located in Lund, Sweden, and we may have difficulty hiring suitably skilled personnel in this region or expanding our research and development organization to facilities located in other geographic locations. In addition, many of our competitors expend a considerably greater amount of resources on their respective research and development programs. Our failure to maintain adequate research and development resources or to compete effectively with the research and development programs of our competitors would present an advantage to such competitors.

If we fail to offer high quality customer support, our business would suffer.

Once our software products are deployed to our customers, our customers rely on our support services to resolve any related issues. High quality customer support is important for the successful marketing and sale of our software products and services and for the renewal of existing customers. The importance of high quality customer support will increase as we expand our business and pursue new enterprise customers. If we do not help our customers quickly resolve post-deployment issues and provide effective ongoing support, our ability to sell our software products and professional services to existing customers would suffer and our reputation with existing or potential customers would be harmed.

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

Our revenues are difficult to forecast and are likely to fluctuate significantly from period to period. We base our operating expense budgets on expected revenue trends, and many of our expenses, such as office and equipment leases and personnel costs, will be relatively fixed in the short term and will increase as we continue to make investments in our business and hire additional personnel. In the event we alter our licensing model, our ability to forecast revenue and expenses may be further hampered. Our estimates of sales trends may not correlate with actual revenues in a particular quarter or over a longer period of time. Variations in the rate and timing of conversion of our sales prospects into actual licensing revenues could cause us to plan or budget inaccurately and those variations could adversely affect our financial results. In particular, delays or reductions in amount or cancellation of customers’ purchases of our software products would adversely affect the overall level and timing of our revenues, and our business, results of operations and financial condition could be harmed. Due to the relatively fixed nature of many of our expenses, we may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall.

In the course of our sales to customers, we may encounter difficulty collecting accounts receivable and could be exposed to risks associated with uncollectible accounts receivable. In the event we are unable to collect on our accounts receivable, it could negatively affect our cash flows, operating results and business.

Our methodologies and software products may infringe the intellectual property rights of third parties or be found to contain unexpected open source software, and this may create liability for us or otherwise harm our business.

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

In addition, software products like ours that contain hundreds of thousands of lines of software code at times incorporate open source software code. The use of open source software code is typically subject to varying forms of software licenses, called copyleft or open source licenses. These types of licenses may require that any person who creates a software product that redistributes or modifies open source software that was subject to an open source license must also make their own software product subject to the same open source license. This can lead to a requirement that the newly created software product be provided free of charge or be made available or distributed in source code form. Although we do not believe our software includes any open source software that would result in the imposition of any such requirement on portions of our software products, our software could be found to contain this type of open source software.

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

In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or assurance of title, non-infringement or controls on origin of the software. In addition, many of the risks associated with usage of open source software, such as the lack of warranties or assurances of title, cannot be eliminated, and could, if not properly addressed, negatively affect our business. We have established processes to help alleviate these risks, including a review process for screening requests from our development organizations for the use of open source software, but we cannot be sure that all open source software is submitted for approval prior to use in our products.

Responding to any infringement claim, regardless of its validity, or discovering open source software code in our products could harm our business, operating results and financial condition, by, among other things:

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

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our software products, services and brand.

As of December 31, 2013, we had seven issued U.S. patents and eight pending applications for U.S. patents expiring at various times ranging from 2015 through 2033 and 21 issued and 13 pending applications for foreign patents expiring at various times ranging from 2015 through 2031. We rely on a combination of copyright, trademark, patent, trade secrets, confidentiality procedures and contractual commitments to protect our proprietary information. For example, we license our software products pursuant to click-wrap or signed license agreements that impose certain restrictions on a licensee’s ability to utilize the software. We also seek to avoid disclosure of our intellectual property, including by requiring those persons with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code.

Despite our efforts, these measures can only provide limited protection. Unauthorized third parties may try to copy or reverse engineer portions of our software products or may otherwise obtain and use our intellectual property. Any patents owned by us may be invalidated, circumvented or challenged. Any of our pending or future patent applications, whether or not being currently challenged, may not be issued with the scope of the claims we seek, if at all. Legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in other countries are uncertain and may afford little or no effective protection for our services, software, methodology and other proprietary rights. Consequently, we may be unable to prevent our intellectual property rights from being exploited abroad, which could require costly efforts to protect them. Policing the unauthorized use of our proprietary rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management resources, either of which could harm our business. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. If we cannot protect our proprietary technology against unauthorized copying or use, we may not remain competitive.

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

Computer programmers and hackers may be able to penetrate our network security and misappropriate our confidential information or that of third parties, create system disruptions or cause interruptions or shutdowns of our internal systems and services. If successful, any of these events could damage our computer systems or those of our customers and could disrupt or prevent us from providing timely maintenance and support for our software products. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. The costs to us to eliminate or alleviate security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and the efforts to address these problems could result in interruptions, delays, cessation of service and loss of existing or potential customers and may impede our sales and other critical functions.

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

We have a significant number of customers in the consumer products and services, healthcare, retail, manufacturing and financial services industries. A substantial downturn in these industries may cause organizations to react to worsening conditions by reducing their capital expenditures in general or by specifically reducing their spending on IT. Customers in these industries may delay or cancel IT projects or seek to lower their costs by renegotiating vendor contracts. Also, customers with excess IT resources may choose to develop in-house software solutions rather than obtain those solutions from us. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our products.

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

We have experienced rapid growth over the last several years. We rely heavily on information technology systems to help manage critical functions, such as order processing, sales forecasts and employee data. Our ability to successfully implement our business plan and comply with regulations, including the Sarbanes-Oxley Act, requires an effective planning and management process. We expect that we will need to continue to improve existing, and implement new, operational and financial systems, procedures and controls to manage our business effectively in the future. In 2014, we plan to transition from legacy systems and implement a SaaS enterprise resource planning software. If we experience a significant deficiency, material weakness or any other delay in the implementation of, or disruption in the transition to, new or enhanced system, procedures or controls, our ability to record and report financial and management information on a timely and accurate basis could be impaired. In addition, if one or more of our technology-related hardware or software providers suffer an interruption in their business, or experience delays, disruptions or quality control problems in their operations, or we have to change or add additional systems and services, our ability to manage our business would suffer.

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

We prepare our consolidated financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting standards. It is possible that future requirements, including the recently proposed implementation of International Financial Reporting Standards (“IFRS”), could change our current application of U.S. GAAP, resulting in a material adverse impact on our financial position or results of operations. Our accounting policies that recently have been or may be affected by changes in the accounting rules are as follows:

•	software revenue recognition

•	accounting for income taxes

•	accounting for leases

•	accounting for business combinations and related goodwill

•	accounting for stock-based awards issued to employees

•	assessing fair value of financial and non-financial assets

•	application, if any, of IFRS.

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

As of December 31, 2013, we held approximately $33.6 million, or approximately 15%, of our cash and cash equivalents, outside of the United States (after consideration of intercompany settlements). We use our foreign held cash by reinvesting it in our foreign operations. Our current intention is to continue to reinvest our foreign earnings in our foreign operations. Our current plans do not anticipate a need to repatriate cash to fund our domestic operations. In the event cash from foreign operations is needed to fund operations in the U.S. or our foreign cash balance continues to grow such that we are unable to reinvest such cash outside of the U.S., it may become increasingly likely that we would repatriate some of our foreign cash balances to the U.S. In such event, we would be subject to additional income taxes in the U.S.

Additionally, if we were to repatriate foreign held cash to the U.S., we would use a portion of our domestic net operating loss carryforward which could result in us being subject to cash income taxes on the earnings of our domestic business sooner than would otherwise have been the case.

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

The market price of our common stock could be highly volatile and may fluctuate substantially due to the following factors (in addition to the other risk factors described in this section):

•	quarterly variations in our results of operations or those of our competitors

•	announcements by us or our competitors of acquisitions, new products, significant contracts or commercial relationships

•	our ability to respond to changing industry standards, technological developments or customer requirements on a timely basis

•	commencement of, or our involvement in, litigation

•	any major change in our board of directors or management

•	financial guidance or business updates we may provide

•	recommendations by securities analysts or changes in earnings estimates

•	announcements about our earnings that are not in line with analyst expectations or guidance we may provide

•	changes in our licensing or go to business models

•	announcements by our competitors of their earnings that are not in line with analyst expectations

•	the volume of shares of our common stock available for public sale

•	sales of stock by us or by our stockholders

•	short sales, hedging and other derivative transactions involving shares of our common stock

•	adoption of new accounting standards or tax laws or regulations

•	general economic conditions in the U.S. and abroad and slow or negative growth of related markets

•	general political conditions in the U.S. and abroad, including terrorist attacks, war or threat of terrorist attacks or war.

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

Our global corporate headquarters and principal executive offices are located in Radnor, Pennsylvania. In August 2013, we entered into amendments to the lease for our global corporate headquarters and principal executive offices which increased the aggregate rentable square footage to approximately 43,420 square feet. We have corporate and development offices located in Lund, Sweden. We have corporate and sales and marketing offices located in Winnersh, United Kingdom. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commitments.”

Location	Type of Facility	Size (sq. ft)	Ownership Status	Lease Expiration Date
Radnor, Pennsylvania	Global Headquarters	43,420	Leased	October 31, 2021
Lund, Sweden	Corporate and Research & Development	121,100	Leased	April 30, 2019
Winnersh, United Kingdom	Corporate and Sales & Marketing	21,259	Leased	January 2, 2022

We maintain other leased locations in the U.S. and throughout the world. In the U.S., we lease additional office space in Irving, Texas, Itasca, Illinois, Newton, Massachusetts, New York, New York, Raleigh, North Carolina and Burlingame, California. Throughout the world, we lease offices in Australia, Austria, Belgium, Brazil, Canada, China, Denmark, Finland, France, Germany, Hong Kong, India, Italy, Japan, the Netherlands, Norway, Poland, Portugal, Russia, Singapore, Spain, Sweden, Switzerland, the United Arab Emirates and the United Kingdom. We believe our current facilities and planned expansion facilities will be adequate for the foreseeable future; however, we will continue to seek additional space as needed to satisfy any growth.

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

Our intellectual property is an essential element of our business. We own trademarks for the “Qlik,” “QlikTech,” “QlikView,” “Data Dialogs,” “Natural Analytics,” “Customer Success Framework” and our logo. We rely on a combination of copyright, trademark, trade dress and trade secrecy laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights both domestically and abroad. These laws, procedures and restrictions provide only limited protection. As of December 31, 2013, we had seven issued U.S. patents and had eight pending applications for U.S. patents. In addition, as of December 31, 2013, we had 21 issued and 13 pending applications for foreign patents. Any future patents issued to us may be challenged, invalidated or circumvented. Any patents that might be issued in the future, with respect to pending or future patent applications may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. We endeavor to enter into agreements with our employees and contractors and with parties with whom we do business in order to limit access to and disclosure of our proprietary information.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on NASDAQ under the symbol “QLIK.” The following table sets forth, for the period indicated, the high and low sales prices of our common stock as reported by NASDAQ.

	Common Stock Price
	2013		2012
	High	Low	High	Low
First quarter	$28.12	$19.60	$32.94	$21.83
Second quarter	$31.33	$23.37	$33.59	$20.80
Third quarter	$37.57	$27.99	$25.71	$17.26
Fourth quarter	$35.49	$23.23	$22.69	$16.71

As of February 14, 2014, there were approximately 24 holders of record of our common stock. The number of holders of record of our common stock does not reflect the number of beneficial holders whose shares are held by depositors, brokers or other nominees.

Dividend Policy

We have never declared or paid any cash or stock dividends on our common stock. It is our policy to retain earnings to finance the growth and development of our business and, therefore, we do not anticipate declaring or paying any cash or stock dividends in the foreseeable future.

Stock Performance Graph

The following graph compares the total cumulative shareholder return on our common stock since July 16, 2010, the date our stock commenced public trading, through December 31, 2013 to two indices: the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Index. The graph assumes an initial investment of $100 in our common stock and in each of the indices (including reinvestment of dividends). The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

	7/16/2010	12/31/2010	6/30/2011	12/31/2011	6/30/2012	12/31/2012	6/30/2013	12/31/2013
Qlik Technologies Inc.	$100.00	$202.11	$266.09	$189.06	$172.81	$169.69	$220.86	$208.05
NASDAQ Composite	$100.00	$125.74	$132.11	$126.26	$142.29	$147.41	$168.35	$208.88
NASDAQ Computer & Data Processing	$100.00	$129.84	$129.89	$128.34	$137.01	$138.12	$164.23	$209.71

Recent Sales of Unregistered Securities

None.

Use of Proceeds

In July 2010, we completed the initial public offering of shares of our common stock. The offer and sale of all of the shares in the initial public offering (“IPO”) were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-165844), which was declared effective by the SEC on July 15, 2010. Our portion of the net proceeds from the IPO was approximately $115.1 million after deducting underwriting discounts of approximately $9.0 million and offering costs of approximately $4.7 million.

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

The consolidated statement of operations data for the three years ended December 31, 2013 and the consolidated balance sheet data as of December 31, 2013 and 2012 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011, 2010 and 2009 have been derived from our audited consolidated financial statements that do not appear in this Annual Report on Form 10-K. The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” set forth below and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except share and per share data)
Consolidated statement of operations data:
Revenue:
License revenue	$270,769	$238,674	$204,414	$145,225	$99,864
Maintenance revenue	160,552	120,490	89,129	59,846	41,390
Professional services revenue	39,129	29,373	27,076	21,450	16,105

Total revenue	470,450	388,537	320,619	226,521	157,359
Cost of revenue:
License revenue	7,345	5,058	3,540	3,670	3,663
Maintenance revenue	10,585	8,526	6,787	4,089	1,709
Professional services revenue	43,893	29,705	24,020	16,319	12,017

Total cost of revenue	61,823	43,289	34,347	24,078	17,389

Gross profit	408,627	345,248	286,272	202,443	139,970
Operating expenses:
Sales and marketing	255,010	211,314	178,456	125,059	95,655
Research and development	60,400	39,995	24,870	13,798	8,947
General and administrative	89,795	79,309	63,287	36,018	22,202

Total operating expenses	405,205	330,618	266,613	174,875	126,804

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except share and per share data)
Income from operations	3,422	14,630	19,659	27,568	13,166
Other income (expense), net	(2,522)	(2,891)	(795)	(6,854)	(4,529)

Income before provision for income taxes	900	11,739	18,864	20,714	8,637
Provision for income taxes	(10,879)	(7,900)	(9,820)	(7,198)	(1,776)

Net income (loss)	$(9,979)	$3,839	$9,044	$13,516	$6,861

Net income (loss) per common share:
Basic	$(0.11)	$0.04	$0.11	$0.24	$0.07
Diluted	$(0.11)	$0.04	$0.11	$0.21	$0.06
Weighted average number of common shares:
Basic	87,702,222	85,423,074	82,043,958	45,232,782	16,267,186
Diluted	87,702,222	87,640,844	85,574,414	52,061,916	20,778,448

The chart above includes the following stock-based compensation expense:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Cost of revenue	$2,854	$1,651	$701	$188	$82
Sales and marketing	13,374	10,337	5,672	1,572	733
Research and development	3,386	2,058	710	96	79
General and administrative	9,304	5,269	3,123	1,162	585

	$28,918	$19,315	$10,206	$3,018	$1,479

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$227,693	$195,803	$177,413	$158,712	$24,852
Working capital	224,485	197,264	182,020	151,175	14,829
Total assets	467,922	390,373	317,708	265,064	102,967
Deferred revenue, including current portion	102,321	85,942	67,116	50,024	35,575
Long-term debt, including current portion	—	—	—	—	11,436
Total liabilities	195,752	164,811	128,173	105,874	88,169
Convertible preferred stock	—	—	—	—	23,901
Total stockholders’ equity (deficit)	272,170	225,562	189,535	159,190	(9,103)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations are provided to help provide an understanding of our financial condition and results of operations. This item of our Annual Report on Form 10-K is organized as follows:

•	Overview including Key Financial Metrics and Trends. This section provides a general description of our business, the key financial metrics that we use in assessing our performance, and anticipated trends that we expect to affect our financial condition and results of operations.

•	Consolidated Results of Operations. This section provides a comparison of our results of operations for the years ended December 31, 2013 and 2012 and the years ended December 31, 2012 and 2011.

•	Foreign Exchange Rates. This section discusses the impact of foreign exchange rate fluctuations for the year ended December 31, 2013 compared to the year ended December 31, 2012.

•	Seasonality. This section discusses the seasonality in the sale of our products and services.

•	Acquisitions. This section discusses recent acquisitions and how we account for them.

•	Liquidity and Capital Resources. This section provides an analysis of our cash flows for the years ended December 31, 2013 and 2012, a discussion of our capital requirements and the resources available to us to meet those requirements.

•	Critical Accounting Policies and Estimates. This section discusses accounting policies that are considered important to our financial condition and results of operations. The accounting policies require significant judgment or require estimates on our part in applying them. Our significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 2 to the consolidated financial statements.

•	Contractual Obligations & Commitments. This section discusses contractual obligations and commitments expected to have an effect on our liquidity and cash flow in future periods.

•	Off-Balance Sheet Arrangements. This section discusses off-balance sheet arrangements expected to have an effect on our liquidity and cash flow in future periods.

•	Inflation. This section discusses how inflation could impact our financial condition and results of operations.

•	Recent Accounting Pronouncements. This section provides for recent accounting pronouncements that could impact our financial condition and results of operations.

Overview

We have pioneered a powerful, user-driven Business Intelligence (“BI”) solution that enables our customers to make better and faster business decisions, wherever they are. Our Business Discovery platform helps people create and share insights and analysis in groups and across organizations. Business users can explore data, ask and answer their own stream of questions and follow their own path to insight on their own and in teams and groups.

Our Business Discovery platform is powered by our in-memory engine which maintains associations in data and calculates aggregations rapidly, as business users interact with our software. Our software platform is designed to give our customers significant improvements in usability, flexibility and performance at lower costs compared to traditional BI solutions.

For the years ended December 31, 2013, 2012 and 2011, our revenue was approximately $470.5 million, $388.5 million and $320.6 million, representing year-over-year growth of approximately 21% in 2013 and 2012. In addition, we generated income from operations of approximately $3.4 million, $14.6 million and $19.7 million for the years ended December 31, 2013, 2012 and 2011. For the years ended December 31, 2013, 2012 and 2011, software license revenue and maintenance revenue comprised approximately 92% of our total revenue and professional services revenue comprised approximately 8% of our total revenue.

We currently operate in one business segment, namely, the development, commercialization and implementation of software products and related services. See Note 10 to our consolidated financial statements, Business and Geographic Segment Information, for information regarding our business and the geographies in which we operate. We have a diversified distribution model that consists of a direct sales force, a partner network of solution providers (or resellers), original equipment manufacturers (“OEM”) relationships and system integrators.

We have grown our customer base to approximately 31,000 active customers as of December 31, 2013 and increased our revenue at approximately a 31% compound annual growth rate from 2009 through 2013. During 2013, our solution addressed the needs of a diverse range of customers from middle market customers to large enterprises such as American Apparel, Coca-Cola HBC AG Group of Companies, Connecticut Children’s Medical Center, Danone SA, Dreyer Clinic, Fox Head, Inc., Harman International Industries, Inc., Hartford Healthcare Corp, Healthfirst, Humana Italia SPA, MedAmerica, Michelin Tyre Co Ltd, Mitsubishi Chemical, Omnicare, Inc., Red Hat, Inc., Sixt GmbH & Co., Swissphone Telecom AG, Taylor Wimpey PLC, TELUS International, Toys “R” Us GmbH, the U.S. Food and Drug Administration, Unum Group, Virgin Australia, WM Morrison Supermarkets Plc. and Waffle House. We currently have customers in over 100 countries, and approximately 70%, 72% and 73% of our revenue for the years ended December 31, 2013, 2012 and 2011, respectively, were derived internationally.

We have a differentiated business model designed to accelerate the adoption of our product to reduce the time and cost to purchase and implement our software platform. Our low risk approach to product sales provides a needed alternative to costly, all-or-nothing traditional BI models. We initially focus on specific business users or departments within a prospective customer’s organization and seek to solve a targeted business need. After demonstrating our product’s benefits to initial adopters within an organization, we work to expand sales of our product to other business units, geographies and use cases with the long-term goal of broad organizational deployment.

We license QlikView under perpetual licenses which generally include one year of maintenance as part of the initial purchase price of the product. Our customers can renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. For the year ended December 31, 2013, our total revenue was comprised of approximately 58% license revenue, 34% maintenance revenue and 8% professional services revenue. For the year ended December 31, 2012, our total revenue was comprised of approximately 61% license revenue, 31% maintenance revenue and 8% professional services revenue. For the year ended December 31, 2011, our total revenue was comprised of approximately 64% license revenue, 28% maintenance revenue and 8% professional services revenue. Total billings from our OEM relationships accounted for approximately 8% and 7% of our total billings during the year ended December 31,

2013 and 2012, respectively. Additionally, our online Qlik Community provides us with a loyal and growing network of users who promote our software, provide support for other users and contribute valuable insights and feedback for our product development efforts.

To complement our Business Discovery platform, we have developed a differentiated business model that has the following attributes:

•	Broad User Focus — marketing and selling our software products directly to the business user by providing an easy-to-use platform that can be used with minimal training.

•	Low Risk Rapid Product Adoption — providing a low risk alternative to costly, all-or-nothing, enterprise-wide deployment requirements.

•	“Land and Expand” Customer Approach — initially targeting specific business users or departments in an organization to create a loyal user base that promotes broad adoption of our software products across an organization.

•	Globally Diversified Distribution Model — employing a multi-pronged international sales approach that leverages a direct sales force and partner network.

•	Community-Based Marketing and Support — augmenting our development, marketing and support efforts through our online Qlik Community.

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

From a risk perspective, we have had to deal with the impact of the recessionary global environment during the past several years, and the unsettled global economic environment could affect our operating results in future periods. Approximately 70% of our revenue during the year ended December 31, 2013 was derived internationally, of which approximately 53% was derived in Europe. During the year ended December 31, 2012, approximately 72% of our revenue was derived internationally, of which approximately 56% was derived in Europe. During the year ended December 31, 2011, approximately 73% of our revenue was derived internationally, of which approximately 59% was derived in Europe. We have faced pricing pressure from some of our competitors and we seek to minimize the impact by demonstrating the value delivered by QlikView in comparison to these other BI products. In addition, as we continue to further penetrate the enterprise and the size and complexity of our sales opportunities continue to expand, we have seen an increase in the average length of time in our sales cycles. As a result, we seek to continue to improve the management of our sales pipeline in response to these dynamics. Also, the recent growth in our business has required the continued hiring of experienced staff across all of our geographic territories. To aid this effort we have focused on improving our local recruiting initiatives, as well as on developing further internal training programs to prepare employees for greater responsibilities.

We believe global economic conditions remain unstable and have contributed to an increase in the average length of time in our sales cycles. In addition, these conditions may result in an increase in the average length of time it takes to collect outstanding accounts receivable.

Key Financial Metrics and Trends

Revenues

Our revenue is comprised of license, maintenance and professional services. We license our software under perpetual licenses which generally include one year of maintenance as part of the initial purchase price of the product. License revenue reflects the revenue recognized from sales of licenses to new customers and additional licenses to existing customers. Approximately 63% of total license and first year maintenance billings during 2013 were generated from existing customers compared to 62% during 2012. Based upon our land and expand sales strategy, we expect that on an annual basis the contribution of license and first year maintenance from existing customers will continue to exceed the contribution of license and first year maintenance from new customers. Customers can renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. Current customers with maintenance agreements are entitled to receive unspecified upgrades and enhancements when and if they become available. We have experienced growth in maintenance revenue primarily due to increased license sales and growth in our customer base and high retention of those customers. In each of the years ended December 31, 2013 and 2012, our annual maintenance renewal rates were approximately 90%. Professional services revenue is comprised of training, installation and other consulting revenues, and represented approximately 8% of total revenues for each of the years ended December 31, 2013, 2012 and 2011. We do not expect that proportion to change significantly during the near term. The contribution from our partner network has grown over time and we anticipate that revenues from partners will continue to be more than 50% of total revenues. Given the size of the U.S. market and our current penetration there, we expect that the U.S. will represent our largest growth opportunity in terms of absolute U.S. dollars during the near term and will likely be an important contributor to future revenue growth. Due to the global diversity of our customer base, our results are impacted by movements in the currencies of the major territories in which we operate. The primary foreign currencies generally impacting our results are the Swedish kronor, the euro and the British pound. Inflation and changing prices had no material effect on our revenue or income from operations during the years ended December 31, 2013, 2012 and 2011.

Cost of Revenue

Cost of revenue primarily consists of personnel costs, fees paid to subcontractors providing technical support services, referral fees paid to third parties in connection with software license sales, amortization of technology related intangible assets acquired and other discrete professional services. Personnel costs include salaries, employee benefit and social costs, bonuses, and stock-based compensation.

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

Sales and Marketing. Sales and marketing expenses primarily consist of personnel costs for our sales, marketing and business development employees and executives; commissions earned by our sales related personnel; travel costs; facilities costs attributable to our sales and marketing personnel; the cost of marketing programs; the cost of employee training programs; and the cost of business development programs. We expect to make incremental investments in sales and marketing in 2014, including the hiring of additional sales personnel in both the U.S. and our international locations as well as holding our first global user event.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is more-likely-than-not that such assets will not be realized in the near term. The factors used to assess the likelihood of realization are the forecast of future taxable income, the remaining time period to utilize any tax operating losses and tax credits and available tax planning strategies that could be implemented to realize deferred tax assets.

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

The effective tax rates for 2013, 2012 and 2011 were 1208.8%, 67.3% and 52.1%, respectively. The effective tax rate for 2013 and 2012 reflects approximately $6.4 million and $3.6 million of charges related to valuation allowances and other reserves against tax related assets.

Impact of Foreign Currency Translation

Approximately 70% of our operating revenues for the years ended December 31, 2013, 2012 and 2011 were earned in foreign denominated currencies, including the euro, the British pound and the Swedish kronor. We continue to monitor our foreign exchange risk in part through operational means, including monitoring the proportion of same-currency revenues in relation to same-currency costs and the proportion of same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, changes in those currencies relative to the U.S. dollar will impact our revenues and expenses. If the U.S. dollar weakens against a specific foreign currency, our revenues will increase having a positive impact on net income, and our overall expenses will increase, having a negative impact on net income. Likewise, if the U.S. dollar strengthens against a specific foreign currency, our revenues will decrease having a negative impact on net income, and our overall expenses will decrease, having a positive impact on net income. Therefore, significant shifts in foreign currencies can impact our short-term results, as well as our long-term forecasts and targets.

Foreign currency exchange rate fluctuations positively impacted total revenue for the year ended December 31, 2013 compared to the year ended December 31, 2012 by approximately $2.2 million, principally driven by the weakening of the U.S. dollar relative to the Swedish kronor and the euro, partially offset by the strengthening of the U.S. dollar relative to the Japanese yen, the British pound, the Australian dollar and the Brazilian real. Total cost of revenue and operating expenses for the year ended December 31, 2013 compared to the year ended December 31, 2012 were negatively impacted as a result of foreign exchange rate fluctuations by approximately $3.7 million, principally driven by the weakening of the U.S. dollar relative to the Swedish kronor and the euro, partially offset by the strengthening of the U.S. dollar relative to the Japanese yen, the British pound, the Australian dollar and the Brazilian real.

Total revenue for the year ended December 31, 2012 compared to the year ended December 31, 2011 was negatively impacted by approximately $13.9 million due to the general strengthening of the U.S. dollar relative to the euro, the British pound and the Swedish kronor. Total cost of revenue and operating expenses for the year ended December 31, 2012 compared to the year ended December 31, 2011 were positively impacted by approximately $11.2 million due to the general strengthening of the U.S. dollar relative to the euro, the British pound and the Swedish kronor.

Consolidated Results of Operations

The following table sets forth a summary of our consolidated statements of operations for the periods indicated as a percentage of total revenue:

	Year Ended December 31,
	2013	2012	2011
Revenue:
License revenue	57.6%	61.4%	63.8%
Maintenance revenue	34.1	31.0	27.8
Professional services revenue	8.3	7.6	8.4

Total revenues	100.0	100.0	100.0
Cost of revenue:
License revenue	1.6	1.3	1.1
Maintenance revenue	2.2	2.2	2.1
Professional services revenue	9.3	7.6	7.5

Total cost of revenue	13.1	11.1	10.7

Gross profit	86.9	88.9	89.3
Operating expenses:
Sales and marketing	54.2	54.4	55.7
Research and development	12.9	10.3	7.8
General and administrative	19.1	20.4	19.7

Total operating expenses	86.2	85.1	83.2

Income from operations	0.7	3.8	6.1
Other expense, net	(0.5)	(0.8)	(0.2)

Income before provision for income taxes	0.2	3.0	5.9
Provision for income taxes	(2.3)	(2.0)	(3.1)

Net income (loss)	(2.1)%	1.0%	2.8%

Comparison of the Years Ended December 31, 2013 and 2012

Revenue

The following table sets forth revenue by source:

	Year Ended December 31,
	2013		2012
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period to Period Change
	(dollars in thousands)
Revenue
License revenue	$270,769	57.6%	$238,674	61.4%	$32,095	13.4%
Maintenance revenue	160,552	34.1%	120,490	31.0%	40,062	33.2%
Professional services revenue	39,129	8.3%	29,373	7.6%	9,756	33.2%

Total revenue	$470,450	100.0%	$388,537	100.0%	$81,913	21.1%

Revenue was approximately $470.5 million for the year ended December 31, 2013 compared to approximately $388.5 million for the year ended December 31, 2012, an increase of 21.1%. Total revenue for the year ended December 31, 2013 was positively impacted by approximately $2.2 million by foreign currency rate fluctuations, principally driven by the weakening of the U.S. dollar relative to the Swedish kronor and the euro, partially offset by the strengthening of the U.S. dollar relative to the Japanese yen, the British pound, the Australian dollar and the Brazilian real. The increase in revenue from the prior year period was primarily driven by revenue growth in the Americas (includes North America and South America), Rest of World (includes Asia-Pacific, Middle East and Africa), the Nordic region (includes Sweden, Denmark, Finland and Norway) and France, which grew by 29.3%, 26.7%, 17.9% and 24.5%, respectively, and contributed approximately $63.9 million in incremental total revenue. License revenue grew by approximately $32.1 million, or 13.4%. There was no material change in the pricing for our product during the year. Revenue growth was achieved primarily due to volume growth as new customers acquired our product for the first time, along with additional license purchases by our existing customers. During the year ended December 31, 2013, we closed 511 contracts that had total license and first year’s maintenance exceeding $100,000, compared to 458 contracts for the same period last year. Included in the deals exceeding $100,000, we closed 141 contracts that had total license and first year’s maintenance exceeding $250,000, compared to 114 contracts for the same period last year. Included in the deals exceeding $250,000, we closed 15 contracts that had total license and first year’s maintenance exceeding $1.0 million, compared to 11 contracts for the same period last year. Amounts invoiced to existing customers represented a larger share of total billings in 2013, approximately 75%, resulting from our “land and expand” sales strategy, compared to approximately 74% in 2012. Billings from our indirect partner channel for license and first year maintenance were approximately 57% of total license and first year maintenance billings for the year ended December 31, 2013 compared to approximately 54% for the same period in 2012. Maintenance revenues grew by 33.2% in the year ended December 31, 2013 compared to the year ended December 31, 2012 driven by annual maintenance renewal rates of approximately 90% and an increase in our customer base. Professional services revenue grew 33.2% in the year ended December 31, 2013 compared to the year ended December 31, 2012 due to growth in consulting and training revenue, resulting primarily from an increase in our customer base. The revenue growth in the year ended December 31, 2013 as compared to the year ended December 31, 2012 may not be indicative of our future revenue growth, if any.

Cost of Revenue and Gross Profit

The following table sets forth cost of revenue for each revenue source:

	Year Ended December 31,
	2013		2012
	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Period to Period Change
	(dollars in thousands)
Cost of Revenue:
Cost of license revenue	$7,345	2.7%	$5,058	2.1%	$2,287	45.2%
Cost of maintenance revenue	10,585	6.6%	8,526	7.1%	2,059	24.1%
Cost of professional services revenue	43,893	112.2%	29,705	101.1%	14,188	47.8%

Total cost of revenue	$61,823	13.1%	$43,289	11.1%	$18,534	42.8%

Gross Profit:
License revenue	$263,424	97.3%	$233,616	97.9%	$29,808	12.8%
Maintenance revenue	149,967	93.4%	111,964	92.9%	38,003	33.9%
Professional services revenue	(4,764)	-12.2%	(332)	-1.1%	(4,432)	1334.9%

Total gross profit	$408,627	86.9%	$345,248	88.9%	$63,379	18.4%

Cost of revenue was approximately $61.8 million for the year ended December 31, 2013 compared to approximately $43.3 million for the year ended December 31, 2012, an increase of approximately $18.5 million, or 42.8%. Total cost of revenue for the year ended December 31, 2013 compared to the year ended December 31, 2012 was negatively impacted as a result of foreign currency exchange rate fluctuations by approximately

$0.6 million. Cost of license revenue largely consists of referral fees paid to third parties in connection with software license sales and the amortization of technology related intangible assets acquired. Referral fees increased approximately $1.5 million and amortization of intangible assets increased approximately $0.8 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. Cost of maintenance revenue increased approximately $2.0 million for the year ended December 31, 2013 as compared to the same period in 2012. In anticipation of continued growth in our current customer base, we increased headcount in our support organization which increased personnel costs by approximately $1.6 million (including a $0.1 million increase in stock-based compensation). In addition, we had an increase in other cost of maintenance revenue of approximately $0.4 million. Cost of professional services revenue increased approximately $14.2 million largely due to increased personnel costs of approximately $8.3 million (including a $1.0 million increase in stock-based compensation) for the year ended December 31, 2013 compared to the same period in 2012. In addition, we had an increase in outside contractor costs and other cost of professional services revenue of approximately $4.0 million, an increase in travel and entertainment costs of approximately $1.5 million and an increase in facility and infrastructure costs of approximately $0.4 million as we continue to invest in our services organization.

Total gross profit increased approximately $63.4 million, or 18.4%, for the year ended December 31, 2013 compared to the year ended December 31, 2012 largely due to an increase in total revenue of approximately $81.9 million, or 21.1%. The increase in our total gross profit during the year ended December 31, 2013 as compared to the year ended December 31, 2012 may not be indicative of our future gross profit. For the year ended December 31, 2013, total gross margin decreased to 86.9% from 88.9% for the year ended December 31, 2012. The decrease in our total gross margin from the prior year period is largely due to a decrease in the gross margin from professional services revenue compared to the prior year period as we continue to invest in our services organization. The total gross margin during the year ended December 31, 2013 as compared to the year ended December 31, 2012 may not be indicative of our future gross margin.

Operating Expenses

The following table sets forth operating expenses as a percentage of revenue:

	Year Ended December 31,
	2013		2012
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period to Period Change
	(dollars in thousands)
Operating expenses:
Sales and marketing	$255,010	54.2%	$211,314	54.4%	$43,696	20.7%
Research and development	60,400	12.9%	39,995	10.3%	20,405	51.0%
General and administrative	89,795	19.1%	79,309	20.4%	10,486	13.2%

Total operating expenses	$405,205	86.2%	$330,618	85.1%	$74,587	22.6%

Sales and Marketing. Sales and marketing expenses increased approximately $43.7 million, or 20.7% for the year ended December 31, 2013 as compared to the year ended December 31, 2012. Sales and marketing expenses for the year ended December 31, 2013 compared to the year ended December 31, 2012 were negatively impacted as a result of foreign currency exchange rate fluctuations by approximately $1.0 million. The year over year increase in sales and marketing expenses was primarily attributable to an increase in personnel and commission costs of approximately $33.2 million (including a $3.1 million increase in stock-based compensation), reflecting higher employee headcount and higher variable compensation resulting from increased license revenue. In addition, we had an increase in outside consulting costs and other sales and marketing costs of approximately $6.9 million, an increase of approximately $3.1 million in travel and entertainment costs and an increase in facility and infrastructure costs of approximately $0.5 million to support global expansion.

Research and Development. Research and development expenses increased by approximately $20.4 million or 51.0% during the year ended December 31, 2013 as compared to the year ended December 31, 2012. Research and development expenses for the year ended December 31, 2013 compared to the year ended December 31, 2012 were negatively impacted as a result of foreign currency exchange rate fluctuations by approximately $1.5 million. The year over year increase in research and development expenses was primarily attributable to higher personnel costs of approximately $19.1 million (including a $1.4 million increase in stock-based compensation) as we continued the development of the next generation of our Business Discovery platform. The increase in research and development expenses also reflects an increase in travel and entertainment costs of approximately $0.8 million as well as an increase in facility costs of approximately $0.5 million.

General and Administrative. General and administrative expenses were approximately $89.8 million for the year ended December 31, 2013 compared to approximately $79.3 million for the year ended December 31, 2012, an increase of approximately $10.5 million, or 13.2%. General and administrative expenses for the year ended December 31, 2013 compared to the year ended December 31, 2012 were negatively impacted as a result of foreign currency exchange rate fluctuations by approximately $0.6 million. The increase in general and administrative expenses for the year ended December 31, 2013 compared to the year ended December 31, 2012 was largely due to an increase in personnel costs of approximately $8.9 million (including a $4.0 million increase in stock-based compensation). Included in the increase in stock-based compensation expense is a charge of approximately $0.9 million related to the modification of certain common stock option awards of a former executive. In addition, we had an increase of approximately $2.1 million in information technology costs as we continued to expand our infrastructure to support anticipated global growth, an increase of approximately $1.1 million related to travel and entertainment due to the increase in the number of our general and administrative personnel and an increase in facility and infrastructure costs of approximately $0.6 million to support global expansion. These increases were offset by a decrease of approximately $2.2 million in legal and accounting fees and other general and administrative costs.

Other Expense, net.

Other expense, net was approximately $2.5 million for the year ended December 31, 2013 compared to other expense, net of approximately $2.9 million for the year ended December 31, 2012. During the year ended December 31, 2013, we had foreign exchange losses and other expenses of approximately $2.7 million offset by net interest income of approximately $0.2 million. During the year ended December 31, 2012, we had foreign exchange losses of approximately $3.1 million offset by net interest income of approximately $0.2 million.

Provision for Income Taxes.

The effective tax rate for the year ended December 31, 2013 was 1208.8% compared to 67.3% in 2012. The effective tax rate increased primarily due to a decrease in pre-tax income from the prior year. Therefore, permanent differences and non-cash income tax charges, including the change in the valuation allowance and other reserves against tax assets, had a larger impact on the effective tax rate as a result of the lower level of pre-tax income in 2013. We operate in an international environment with significant operations in various locations outside the U.S.; accordingly, the consolidated income tax rate is a composite rate reflecting our income (loss) and the applicable tax rate in the various locations where we operate. During the years ended December 31, 2013 and 2012, the permanent differences and non-cash income tax charges related to changes in the valuation allowance and other reserves against tax assets increased the effective tax rate by 1071.9% and 45.6%, respectively.

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

Revenue was approximately $388.5 million for the year ended December 31, 2012 compared to approximately $320.6 million for the year ended December 31, 2011, an increase of approximately $67.9 million, or 21.2%. Total revenue for the year ended December 31, 2012 was negatively impacted by approximately $13.9 million due to the general strengthening of the U.S. dollar relative to the euro, the British pound and the Swedish kronor. The increase in revenue from the prior year period was primarily driven by revenue growth in the Americas (includes North America and South America), Rest of World (includes Asia-Pacific, Middle East, and Africa), the United Kingdom (includes the United Kingdom and Ireland) and the German region (includes Germany, Austria and Switzerland), which grew by 28.1%, 35.2%, 25.2% and 15.5%, respectively, and contributed incremental total revenue of approximately $53.6 million. License revenue grew by approximately $34.3 million, or 16.8%. There was no material change in the pricing for our product during the year. Revenue growth was achieved primarily due to volume growth as new customers acquired our product for the first time, along with additional license purchases by our existing customers. During the year ended December 31, 2012, we closed 458 contracts that had total license and first year’s maintenance exceeding $100,000, compared to 450 contracts for 2011. Included in the deals exceeding $100,000, we closed 114 contracts that had total license and first year’s maintenance exceeding $250,000, compared to 109 contracts for 2011. Amounts invoiced to existing customers represented a larger share of total billings in 2012, approximately 74%, resulting from our “land and expand” sales strategy, compared to approximately 68% in 2011. Billings from our indirect partner channel for license and first year maintenance were approximately 54% of total license and first year maintenance billings for the year ended December 31, 2012 compared to approximately 52% for the same period in 2011. Maintenance revenues grew 35.2% driven by annual maintenance renewal rates of approximately 90%. Professional services revenue grew 8.5% in the year ended December 31, 2012 compared to the year ended December 31, 2011 due to growth in consulting and training revenue, resulting primarily from an increase in our customer base. The revenue growth in the year ended December 31, 2012 as compared to the year ended December 31, 2011 may not be indicative of our future revenue growth, if any.

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

Cost of revenue was approximately $43.3 million for the year ended December 31, 2012 compared to approximately $34.3 million for the year ended December 31, 2011, an increase of approximately $8.9 million, or 26.0%. Total cost of revenue for the year ended December 31, 2012 was positively impacted by approximately $1.4 million due to the general strengthening of the U.S. dollar relative to the euro, the British pound and the Swedish kronor. Cost of license revenue largely consists of referral fees paid to third parties in connection with software license sales and the amortization of technology related intangible assets due to the acquisition of Expressor. Referral fees increased approximately $0.8 million and amortization of intangible assets increased approximately $0.7 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. Cost of maintenance revenue increased approximately $1.7 million for the year ended December 31, 2012 as compared to the same period in 2011. In anticipation of continued growth in our current customer base, we increased headcount in our support organization which increased personnel costs by approximately $1.6 million (including a $0.3 million increase in stock-based compensation). In addition, we had an increase in other cost of maintenance revenue of approximately $0.1 million. Cost of professional services revenue increased by approximately $5.7 million largely due to increased personnel costs of approximately $5.6 million (including a $0.7 million increase in stock-based compensation) for the year ended December 31, 2012 compared to the same period in 2011. In addition, we had an increase in other cost of professional services revenue of approximately $0.1 million. The decrease in our total gross profit during the year ended December 31, 2012 as compared to the year ended December 31, 2011 may not be indicative of our future gross profit.

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

Sales and Marketing. Sales and marketing expenses increased approximately $32.9 million, or 18.4% for the year ended December 31, 2012 as compared to the year ended December 31, 2011, reflecting increased personnel costs related to higher employee headcount and higher variable compensation resulting from increased license revenue. Sales and marketing expenses for the year ended December 31, 2012 was positively impacted by approximately $6.4 million due to the general strengthening of the U.S. dollar relative to the euro, the British pound and the Swedish kronor. The year over year increase in sales and marketing expenses was primarily attributable to an increase in personnel and commission costs of approximately $27.4 million (including a $4.6 million increase in stock-based compensation) and an increase in travel expenses of approximately $2.2 million, including an increase of approximately $0.7 million related to our annual employee summit. In addition, we had an increase in consulting and other sales and marketing costs of approximately $1.8 million and an increase in facility and infrastructure costs of approximately $1.5 million to support international expansion. The increase in marketing costs also included an increase of approximately $0.3 million related to our annual partner event, Qonnections.

Research and Development. Research and development expenses grew by approximately $15.1 million or 60.8% during the year ended December 31, 2012 as compared to the year ended December 31, 2011. Research and development expenses for the year ended December 31, 2012 were positively impacted by approximately $0.9 million due to the general strengthening of the U.S. dollar relative to the euro, the British pound and the Swedish kronor. The year over year increase in research and development expenses was primarily attributable to higher personnel costs of approximately $8.5 million (including a $1.3 million increase in stock-based compensation) and outside consulting costs of approximately $4.5 million as we invested in the next generation of our Business Discovery platform. The increase in research and development expenses also reflects the acquisition of Expressor which was completed in June 2012, as well increased facility costs and travel costs as a result of the increase in headcount from the prior year period.

General and Administrative. General and administrative expenses were approximately $79.3 million for the year ended December 31, 2012 compared to approximately $63.3 million for the year ended December 31, 2011, an increase of approximately $16.0 million, or 25.3%. General and administrative expenses for the year ended December 31, 2012 was positively impacted by approximately $2.5 million due to the general strengthening of the U.S. dollar relative to the euro, the British pound and the Swedish kronor. The year over year increase in general and administrative expenses was largely due to an increase in personnel costs of approximately $7.7 million (including a $2.2 million increase in stock-based compensation) and an increase of approximately $6.4 million in IT costs as we continued to expand our infrastructure to support anticipated global growth. In addition, we had an increase in travel expenses of approximately $2.1 million largely due to the increase in the number of our general and administrative personnel and in other general and administrative costs of approximately $2.0 million, primarily due to an increase in professional fees. These increases were offset by a decrease of approximately $2.2 million due to a lease termination fee incurred in the prior year period related to our previous leased facility in Lund, Sweden.

Other Expense, net.

Other expense, net was approximately $2.9 million for the year ended December 31, 2012 compared to other expense, net of approximately $0.8 million for the year ended December 31, 2011. During the year ended December 31, 2012, we had foreign exchange losses of approximately $3.1 million offset by net interest income of approximately $0.2 million. During the year ended December 31, 2011, we had foreign exchange losses and other expenses of approximately $1.1 million offset by net interest income of approximately $0.3 million.

Provision for Income Taxes.

The effective tax rate for the year ended December 31, 2012 was 67.3% compared to 52.1% in 2011. The effective tax rate increased due the fact that permanent differences and non-cash income tax charges, including the change in the valuation allowance, had a larger impact on the effective rate in 2012 due to a decrease in pre-tax income from the prior year. We operate in an international environment with significant operations in various locations outside the U.S.; accordingly, the consolidated income tax rate is a composite rate reflecting our income (loss) and the applicable tax rate in the various locations where we operate. During the year ended December 31, 2012 and 2011, our Swedish operations had a significant impact on our effective tax rate, as our intellectual property is held by our Swedish holding company, QTIAB, which results in a significant portion of our pre-tax income (loss) being taxed at the Swedish corporate tax rate.

Foreign Exchange Rates

We conduct business in our foreign operations in local currencies. Accordingly, our revenue and operating expense results presented above are affected by changes in foreign exchange rates. Income and expense accounts are translated at the average monthly exchange rates during the period.

Foreign currency exchange rate fluctuations positively impacted total revenue for the year ended December 31, 2013 compared to the year ended December 31, 2012 by approximately $2.2 million, principally driven by the weakening of the U.S. dollar relative to the Swedish kronor and the euro, partially offset by the strengthening of the U.S. dollar relative to the Japanese yen, the British pound, the Australian dollar and the Brazilian real. Total cost of revenue and operating expenses for the year ended December 31, 2013 compared to the year ended December 31, 2012 were negatively impacted as a result of foreign exchange rate fluctuations by approximately $3.7 million, principally driven by the weakening of the U.S. dollar relative to the Swedish kronor and the euro, partially offset by the strengthening of the U.S. dollar relative to the Japanese yen, the British pound, the Australian dollar and the Brazilian real.

Total revenue for the year ended December 31, 2012 compared to the year ended December 31, 2011 was negatively impacted by approximately $13.9 million due to the general strengthening of the U.S. dollar relative to the euro, the British pound and the Swedish kronor. Total cost of revenue and operating expenses for the year ended December 31, 2012 compared to the year ended December 31, 2011 were positively impacted by approximately $11.2 million due to the general strengthening of the U.S. dollar relative to the euro, the British pound and the Swedish kronor.

Seasonality

Our quarterly results reflect seasonality in the sale of our products and services. Historically, we have experienced a pattern of increased license sales in the fourth quarter which can make it difficult to achieve sequential revenue growth in the first quarter. In addition, our European operations occasionally provide lower revenues in the summer months because of the generally reduced level of economic activity in Europe during those months. Similarly, our gross margins and income (loss) from operations have been affected by these historical trends because the majority of our expenses are relatively fixed in the near-term. The timing of revenues in relation to our expenses, much of which does not vary directly with revenue, has an impact on the cost of revenue, sales and marketing expense, research and development expense and general and administrative expense as a percentage of revenue in each calendar quarter during the year. The majority of our expenses is personnel-related and includes salaries, stock-based compensation, benefits and incentive-based compensation plan expenses. As a result, we have not experienced significant seasonal fluctuations in the timing of expenses from period to period, other than an increase in total operating expenses during the first quarter of each year as a result of our annual employee summit and an increase in sales and marketing expenses in the second quarter of each year due to our annual partner event. On a quarterly basis, we have usually generated the majority of our revenues in the final month of each quarter and a significant amount in the last two weeks of a quarter. We believe this is due to customer buying patterns typical in this industry. Although these seasonal factors are common in the technology sector, historical patterns should not be considered a reliable indicator of our future sales activity or performance.

Acquisitions

QlikTech Italy

On October 3, 2013, we acquired the ongoing operations of our Italian master reseller (“QlikTech Italy”) that specializes in the distribution of QlikView software and provides maintenance and consulting services related to that software. We purchased QlikTech Italy for a total maximum purchase price of approximately 7.5 million euros (approximately $10.2 million based on an exchange rate of 1.355 on October 3, 2013). The total maximum purchase price included approximately $1.4 million of contingent consideration payable upon the achievement of certain revenue targets as set forth in the purchase agreement. At the purchase date, we estimated that only approximately $0.2 million of contingent consideration would be payable based upon the achievement of certain revenue targets, and therefore, this amount was included in the preliminary purchase price. The results of operations and financial position of QlikTech Italy are included in our consolidated financial statements from and after the date of acquisition. The inclusion of QlikTech Italy did not have a material impact on our consolidated financial results for the year ended December 31, 2013. Had the acquisition occurred as of the beginning of the periods presented in our consolidated financial statements, the pro forma statements of operations would not be materially different than the consolidated statements of operations presented.

We are in the process of determining the purchase price allocation including the valuation of intangible assets acquired and liabilities assumed related to the acquisition. The items pending finalization include the valuation of acquired intangible assets, the assumed deferred revenue and the evaluation of deferred income taxes. We expect to complete this purchase price allocation during the first quarter of 2014.

NComVA AB

On May 2, 2013, we acquired all of the outstanding shares of NComVA AB (“NComVA”), a Swedish software company that specializes in advanced visualization technology, for a purchase price of approximately 70.4 million Swedish kronor (approximately $10.9 million based on an exchange rate of 0.155 at May 2, 2013). The acquisition of NComVA is expected to expand the use of our Business Discovery platform by providing expertise and capabilities in advanced visualization and analysis to pair with our associative approach to delivering a deeper understanding of data, especially when multiple data sources are analyzed together. The results of operations and financial position of NComVA are included in our consolidated financial statements from and after the date of acquisition. The inclusion of NComVA did not have a material impact on our consolidated financial results for the year ended December 31, 2013. We allocated approximately $7.3 million of the purchase price to finite-lived intangible assets, which consisted primarily of developed technology. The value assigned to NComVA’s developed technology was determined by using the excess earnings method. Under this method, the value of the developed technology is a function of the estimated obsolescence curve of the developed technology as of the corresponding valuation date, the expected future net cash flows generated by the developed technology and the discount rate that reflects the level of risk associated with receiving future cash flows attributable to the developed technology. We amortize the developed technology on a straight-line basis over an estimated useful life of five years. After allocating the purchase price to the assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, we recorded goodwill of approximately $5.1 million related to this acquisition. Goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. We believe the goodwill related to the acquisition was a result of the expected synergies to be realized from combining operations and is not expected to be deductible for income tax purposes.

The purchase price for the acquisition of NComVA was approximately $10.9 million. We paid approximately $4.9 million of the purchase price to the sellers at closing. In addition, the purchase price includes approximately $2.7 million of deferred purchase price, which is expected to be paid in July 2015, and up to approximately $3.3 million of contingent cash consideration, approximately $1.2 million of which was payable in October 2013 upon achievement of certain product development milestones, and approximately $2.1 million of which is payable in July 2014 upon the achievement of certain product development milestones. The range of undiscounted amounts we may be required to pay for the contingent cash consideration is between zero and approximately $3.3 million. We estimated that the attainment of these product development milestones was considered highly probable on the purchase date. Accordingly, we included approximately $3.3 million of the contingent cash consideration within the purchase price. In October 2013, we determined that the criteria related to the first product development milestone had been attained and accordingly made the first contingent cash consideration payment of approximately $1.2 million to the sellers.

Expressor

On June 11, 2012, we acquired all of the outstanding shares of Expressor, a provider of data management software, for approximately $10.8 million, net of cash acquired. The acquisition of Expressor is expected to expand the use of our Business Discovery platform by providing a metadata intelligence solution designed to help companies know what data is being used and how it is being used, while ensuring consistency and appropriate reuse of common data definitions. The results of operations and financial position of Expressor are included in our consolidated financial statements from and after the date of acquisition. The inclusion of Expressor did not have a material impact on our consolidated financial results for the year ended December 31, 2012.

The tangible assets acquired and liabilities assumed in the Expressor acquisition were immaterial. We allocated approximately $6.3 million of the purchase price to definite-lived intangible assets, which consisted primarily of acquired technology. The value assigned to Expressor’s acquired technology was determined by using the excess earnings method. Under this method, the value of the acquired technology is a function of the estimated obsolescence curve of the acquired technology as of the corresponding valuation date, the expected future net cash flows generated by the acquired technology and the discount rate that reflects the level of risk associated with receiving future cash flows attributable to the acquired technology. We amortize the acquired technology on a straight-line basis over an estimated useful life of five years.

After allocating the purchase price to the assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, we recorded goodwill of approximately $4.7 million related to this acquisition. We believe the goodwill related to the acquisition was a result of the expected synergies to be realized from combining operations and is not expected to be deductible for income tax purposes.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents and the on-going collection of our accounts receivable. As of December 31, 2013, we had cash and cash equivalents totaling approximately $227.7 million, net accounts receivable of approximately $162.0 million and working capital of approximately $224.5 million. Our cash and cash equivalents held domestically were approximately $134.7 million as of December 31, 2013. We believe that our cash and cash equivalents balances in the U.S. are currently sufficient to fund our U.S.

operations. As of December 31, 2013, cash and cash equivalents held by foreign subsidiaries were approximately $93.0 million, which include undistributed earnings of foreign subsidiaries indefinitely invested outside of the U.S. of approximately $60.1 million. Except as required under U.S. tax law, we do not accrue for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to continue to invest such undistributed earnings outside of the U.S. If these funds are needed for our operations in the U.S., we would be required to accrue and, subsequent to the full utilization of our existing net operating loss carryforwards, pay U.S. taxes to repatriate these funds.

During 2013, we used approximately $13.4 million of cash for the acquisitions of NComVA and QlikTech Italy. Our capital expenditures for 2013 were approximately $9.6 million, comprised primarily of additional leasehold improvements, furniture and fixtures and computer equipment, as well as investments made in new enterprise resource planning system.

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

The following table shows selected balance sheet data as well as our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	December 31, 2013	December 31, 2012
	(dollars in thousands)
Cash and cash equivalents	$227,693	$195,803
Accounts receivable, net	162,009	144,475
Deferred revenue	102,321	85,942
Working capital	224,485	197,264

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Cash flow activities
Net cash provided by operating activities	$29,725	$27,692	$16,693
Net cash used in investing activities	(22,990)	(21,126)	(7,767)
Net cash provided by financing activities	25,722	9,684	12,124

Cash and Cash Equivalents

Our cash and cash equivalents at December 31, 2013 were held for working capital purposes and were invested primarily in bank deposits and money market accounts having less than 90 day maturities. We do not enter into investments for trading or speculative purposes. These balances could be impacted if the underlying depository institutions or the guarantors fail or could be subject to adverse conditions in the financial markets. We can provide no assurances that access to our funds will not be impacted by adverse conditions in the financial markets.

Cash Flows

Cash Provided by Operating Activities

Net cash provided by operating activities was approximately $29.7 million for the year ended December 31, 2013. We incurred non-cash expenses totaling approximately $37.6 million for the year ended December 31, 2013. Non-cash expenses primarily consisted of stock-based compensation expense, provisions for bad debt, foreign currency gains and losses, and depreciation and amortization expense. We realized an excess tax benefit from stock-based compensation of approximately $4.0 million for the year ended December 31, 2013.

The change in certain assets and liabilities resulted in a net source of cash of $6.1 million for the year ended December 31, 2013. Net cash provided by operating activities is driven by sales of our products. Collection of accounts receivable from product sales is a significant component of our cash flows from operating activities, as is the change in deferred revenue related to these sales. In addition, net cash provided by operating activities reflects income tax payments made of approximately $10.5 million.

Net cash provided by operating activities was approximately $27.7 million for the year ended December 31, 2012. We incurred non-cash expenses totaling approximately $26.6 million for the year ended December 31, 2012. Non-cash expenses primarily consisted of stock-based compensation expense, provisions for bad debt, foreign currency gains and losses, and depreciation and amortization expense. We realized an excess tax benefit from stock-based compensation of approximately $4.8 million for the year ended December 31, 2012.

The change in certain assets and liabilities resulted in a net source of cash of approximately $2.1 million for the year ended December 31, 2012. Net cash provided by operating activities is driven by sales of our products. Collection of accounts receivable from product sales is a significant component of our cash flows from operating activities, as is the change in deferred revenue related to these sales. In addition, net cash provided by operating activities reflects income tax payments made of approximately $2.7 million.

Net cash provided by operating activities was approximately $16.7 million for the year ended December 31, 2011. We incurred non-cash expenses totaling approximately $17.4 million for the year ended December 31, 2011. Non-cash expenses primarily consisted of stock-based compensation expense, provisions for bad debt, foreign currency gains and losses, and depreciation and amortization expense. We realized an excess tax benefit from stock-based compensation of approximately $2.4 million for the year ended December 31, 2011.

The change in certain assets and liabilities resulted in a net use of cash of approximately $7.3 million for the year ended December 31, 2011. Net cash provided by operating activities is driven by sales of our products. Collection of accounts receivable from product sales is a significant component of our cash flows from operating activities, as is the change in deferred revenue related to these sales. In addition, net cash provided by operating activities reflects income tax payments made of approximately $13.8 million.

Cash Used in Investing Activities

Net cash used in investing activities was approximately $23.0 million for the year ended December 31, 2013. Cash used in investing activities for the year ended December 31, 2013 included approximately $9.6 million for capital expenditures related to leasehold improvements, furniture and fixtures, computer equipment and investments made in a new enterprise resource planning system as we continued to expand our infrastructure and workforce. In addition, during the year ended December 31, 2013, we acquired the ongoing operations of QlikTech Italy which resulted in a use of cash of approximately $9.0 million and we acquired all of the outstanding shares of NComVA which resulted in a net use of cash of approximately $4.4 million.

Net cash used in investing activities was approximately $21.1 million for the year ended December 31, 2012. During the year ended December 31, 2012, we acquired Expressor which resulted in a use of cash of approximately $10.8 million. In addition, cash used in investing activities for the year ended December 31, 2012 included approximately $10.3 million for capital expenditures related to leasehold improvements and computer equipment as we continued to expand our infrastructure and workforce. During the year ended December 31, 2012, we began to occupy a new office in Winnersh, United Kingdom. During the year ended December 31, 2012, we incurred approximately $2.3 million of capital expenditures related to this new office space.

Net cash used in investing activities was approximately $7.8 million for the year ended December 31, 2011. Cash used in investing activities for the year ended December 31, 2011 was primarily for capital expenditures related to leasehold improvements and computer equipment as we continued to expand our infrastructure and workforce.

Cash Provided By Financing Activities

Net cash provided by financing activities was approximately $25.7 million for the year ended December 31, 2013. Net cash provided by financing activities included proceeds from the exercise of common stock options of approximately $23.1 million and an excess tax benefit from stock-based compensation of approximately $4.0 million. These proceeds were offset by payments on contingent consideration of approximately $1.2 million for the achievement of certain product development milestones related to the acquisition of NComVA and payments on contingent consideration of approximately $0.2 million for the achievement of certain financial targets related to the acquisition of Syllogic Corporation in January 2010.

Net cash provided by financing activities was approximately $9.7 million for the year ended December 31, 2012. Net cash provided by financing activities for the year ended December 31, 2012 primarily resulted from the proceeds from the exercise of common stock options of approximately $5.5 million and an excess tax benefit from stock-based compensation of approximately $4.8 million. These proceeds were offset by payments under our subsidiaries’ lines of credit of approximately $0.4 million and payments on contingent consideration of approximately $0.2 million for the achievement of certain financial targets related to the acquisition of Syllogic Corporation in January 2010.

Net cash provided by financing activities was approximately $12.1 million for the year ended December 31, 2011. Net cash provided by financing activities for the year ended December 31, 2011 primarily resulted from the proceeds from the exercise of common stock options of approximately $9.5 million, an excess tax benefit from stock-based compensation of approximately $2.4 million and borrowings under our subsidiaries’ lines of credit of approximately $0.4 million. These proceeds were offset by payments on contingent consideration of $0.2 million for the achievement of certain financial targets related to the acquisition of Syllogic Corporation in January 2010.

Non-GAAP Financial Measures

In order to supplement our consolidated financial statements presented in accordance with U.S. GAAP, we use measures of non-generally accepted accounting principles (“Non-GAAP”) income (loss) from operations, Non-GAAP net income (loss), Non-GAAP net income (loss) per basic and diluted common share and constant currency. We believe that the Non-GAAP financial information provided can assist investors in understanding and assessing our on-going core operations and prospects for the future. This Non-GAAP financial information provides an additional tool for investors to use in comparing our financial results with other companies in our industry, many of which present similar Non-GAAP financial measures to investors. In addition, we believe that these Non-GAAP financial measures are useful to investors because they allow for greater transparency into the indicators used as a basis for our internal budgeting and operational decision making.

For the years ended December 31, 2013 and 2012, Non-GAAP income from operations is determined by adding back stock-based compensation expense, employer payroll taxes related to stock transactions and amortization of intangible assets to U.S. GAAP income from operations. Non-GAAP net income is determined by adding back stock-based compensation expense, employer payroll taxes on stock transactions and amortization of intangible assets to U.S. GAAP income before provision for income taxes and the result is tax affected at an estimated long-term effective tax rate of 30%. We believe that the effective tax rate used in the Non-GAAP net income and related per diluted common share calculations is a reasonable estimate of the long-term normalized effective tax rate under our global structure. We believe that our Non-GAAP adjustments provide useful information to both management and investors for the following factors:

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

The following is a reconciliation of Non-GAAP income from operations, Non-GAAP net income and Non-GAAP net income per common share to the most comparable U.S. GAAP measure for the periods indicated (in thousands, except share and per share data):

	Year Ended December 31,
	2013	2012
Reconciliation of Non-GAAP Income from Operations:
GAAP income from operations	$3,422	$14,630
Stock-based compensation expense	28,918	19,315
Employer payroll taxes on stock transactions	1,410	1,948
Amortization of intangibles	2,485	730

Non-GAAP income from operations	$36,235	$36,623

Reconciliation of Non-GAAP Net Income:
GAAP net income (loss)	$(9,979)	$3,839
Stock-based compensation expense	28,918	19,315
Employer payroll taxes on stock transactions	1,410	1,948
Amortization of intangibles	2,485	730
Income tax adjustment (1)	765	(2,220)

Non-GAAP net income	$23,599	$23,612

	Year Ended December 31,
	2013	2012

Reconciliation of Non-GAAP Income per Share:
Non-GAAP net income per common share — basic	$0.27	$0.28

Non-GAAP net income per common share —diluted	$0.26	$0.27

GAAP net income (loss) per common share — basic	$(0.11)	$0.04

GAAP net income (loss) per common share —diluted	$(0.11)	$0.04

Non-GAAP weighted average number of common shares outstanding — basic	87,702,222	85,423,074

Non-GAAP weighted average number of common shares outstanding — diluted	89,272,353	87,640,844

GAAP weighted average number of common shares outstanding — basic	87,702,222	85,423,074

GAAP weighted average number of common shares outstanding — diluted	87,702,222	87,640,844

(1)	Income tax adjustment is used to adjust the U.S. GAAP provision for income taxes to a Non-GAAP provision for income taxes utilizing an estimated long-term effective tax rate of 30%.

The following table reflects the impact of changes in foreign currency exchange rates from the prior year periods on the reported amounts of total revenue for the year ended December 31, 2013. To determine the revenue growth rates on a constant currency basis for the year ended December 31, 2013, revenue from entities reporting in foreign currencies was translated into U.S. dollars using the comparable prior year period’s foreign currency exchange rates.

	Year Ended December 31,
	2013	2012	% change
	(unaudited)
Constant currency reconciliation:
Total revenue, as reported	$470,450	$388,537	21%
Estimated impact of foreign currency fluctuations			0%

Total revenue constant currency growth rate			21%

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. We believe that these accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. There were no material changes to our critical accounting policies and use of estimates during the year ended December 31, 2013.

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

Stock-Based Compensation

Our stock-based compensation is as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Cost of revenue	$2,854	$1,651	$701
Sales and marketing	13,374	10,337	5,672
Research and development	3,386	2,058	710
General and administrative	9,304	5,269	3,123

	$28,918	$19,315	$10,206

Common Stock Options

For the years ended December 31, 2013, 2012 and 2011, we calculated the fair value of common stock options granted using the Black-Scholes pricing model with the following assumptions:

	Year Ended December 31,
	2013	2012	2011
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	0.9 - 1.7%	0.8 - 1.2%	1.1 - 2.7%
Expected volatility	46.6 - 47.7%	46.7 - 47.5%	45.3% - 47.0%
Expected term (all other grants, in years)	5.19 - 6.25	6.25	6.25

We use the Black-Scholes option-pricing model to value our common stock option awards. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected term of the stock-based payment awards and stock price volatility. For common stock options granted in 2013, we used blended volatility to estimate expected volatility. Blended volatility includes a weighting of our historical volatility from the date of our IPO to the respective grant date and an average of our peer group historical volatility consistent with the expected term of the common stock option. Our peer group volatility includes the historical volatility of certain companies that share similar characteristics in terms of revenue size and industry. We expect to continue to use a larger proportion of our own stock price volatility in future periods as we develop additional experience of our own stock price fluctuations considered in relation to the expected term of the common stock option. For common stock options granted prior to the third quarter of 2013, we based the expected term on the simplified method. Beginning in the third quarter of 2013, we began using our own historical activity related to common stock option exercises and post-vesting forfeitures in order to estimate the expected term of our common stock option awards, as we believe we now have sufficient amount of experience to provide a reasonable basis for the calculation of the expected term. This change in estimate did not have a material impact on the results of operations for 2013. The risk-free interest rate used to value our common stock option awards is based on the U.S. Treasury yield curve with a remaining term equal to the expected term assumed at grant. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimate and involve inherent uncertainties and the application of management judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different in the future.

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

As of December 31, 2013, there was approximately $52.1 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested employee and non-employee director common stock option awards that we expect to recognize over a weighted-average period of approximately 2.7 years.

Based upon the closing price of our common stock on December 31, 2013 of $26.63, the aggregate intrinsic value of common stock options outstanding as of December 31, 2013 was approximately $67.8 million, of which approximately $50.7 million related to vested common stock options and approximately $17.1 million related to unvested common stock options.

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

As of December 31, 2013, there was approximately $7.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to the unvested restricted stock unit awards. The remaining cost is expected to be recognized over a weighted-average period of approximately 2.6 years.

Maximum Value Stock-settled Stock Appreciation Rights

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

As of December 31, 2013, there was approximately $4.2 million of total unrecognized compensation cost related to unvested MVSSSARs. The remaining cost is expected to be recognized over a weighted-average period of approximately 2.6 years.

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

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the respective financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. For the year ended December 31, 2013, our tax provision consists principally of foreign current income taxes and approximately $6.4 million of charges related to valuation allowances and other reserves against tax related assets. For the year ended December 31, 2012, our tax provision consists principally of foreign current income taxes and approximately $3.6 million of charges related to valuation allowances.

We continue to assess the realizability of our deferred tax assets. In assessing the realizability of these deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will be realized in the near term. We establish valuation allowances when necessary to reduce deferred tax assets to the amounts expected to be realized. The factors used to assess the likelihood of realization include our latest forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. As of December 31, 2013 and 2012, our deferred tax assets had a valuation allowance of approximately $15.3 million and approximately $18.7 million, respectively, as a result of the unrealizability of those assets.

As of December 31, 2013, we have approximately $12.7 million of U.S. federal net operating loss carry forwards, approximately $25.2 million of state net operating loss carry forwards and approximately $7.3 million of foreign net operating loss carry forwards. The majority of these net operating loss carry forwards will expire, if unused, between 2020 and 2032. We also have approximately $2.4 million of federal tax credits that will expire, if unused, in 2020.

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

In addition to the aforementioned net operating loss carry forwards, we have approximately $134.2 million in cumulative income tax deductions from the exercise of common stock options and the vesting of restricted stock units, which have expiration periods beginning in 2030. The income tax benefit for these carryforwards will be recorded in additional paid-in-capital when realized. Since we were able to reduce actual cash income taxes for U.S. federal and state purposes and in certain foreign jurisdictions, the realization of approximately $4.0 million, $4.8 million and $2.4 million of income tax savings was recognized as a benefit to additional paid-in-capital during the years ended December 31, 2013, 2012 and 2011, respectively.

We use a more-likely-than-not recognition threshold based on the technical merits of tax positions taken. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more-likely-than-not to be realized upon ultimate settlement in the financial statements. We recognize interest and penalties related to income tax matters in the provision for income taxes. At December 31, 2013 and 2012, our reserve for uncertain tax positions was approximately $2.3 million and $2.4 million, respectively.

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

We expect the earnings of our foreign subsidiaries will continue to be reinvested indefinitely. Accordingly, at December 31, 2013, no provision has been made for U.S. federal and state income taxes of these foreign earnings of approximately $60.1 million. Upon distribution of these earnings, in the form of dividends or otherwise, we may be subject to U.S. income taxes and foreign withholding taxes. The determination of the amount of unrecognized deferred U.S. income tax liability on these earnings is not practicable because of the complexities with the hypothetical calculations.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2013 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payment Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Thereafter
	(dollars in thousands)
Operating lease obligations	$71,913	$15,510	$22,455	$19,443	$14,505
Other obligations	22,838	10,573	12,265	—	—

Total contractual obligations	$94,751	$26,083	$34,720	$19,443	$14,505

We generally do not enter into long-term minimum purchase commitments. Our principal commitments consist of obligations under facility leases for office space.

In June 2012, we entered into a software licensing agreement with a third party vendor. The minimum term of the agreement continues through June 30, 2017. As of December 31, 2013, we made payments of approximately $1.7 million pursuant to the agreement. As of December 31, 2013, payments totaling approximately $4.4 million are payable under this software licensing agreement through December 2016. In December 2013, we entered into another software licensing agreement with a third party vendor. The minimum term of the agreement continues through January 14, 2017. As of December 31, 2013, we did not make any payments pursuant to this agreement. As of December 31, 2013, payments totaling approximately $11.1 million are payable under this software licensing agreement through January 2017. These amounts under both software licensing agreements are included in “other obligations” in the table above.

We have obligations related to unrecognized tax benefit liabilities totaling approximately $2.3 million, which have been excluded from the tables above as we do not think it is practicable to make reliable estimates of the periods in which payment for these obligations will be made. However, the following table estimates when these obligations will expire. See Note 7 of our notes to the consolidated financial statements.

	Expiration by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Thereafter
	(dollars in thousands)
Unrecognized Tax Benefit Liabilities	$2,376	$—	$333	$285	$1,758

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or consolidated results of operations upon adoption.

In July 2013, the FASB amended its guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. This guidance is effective for fiscal periods beginning after December 15, 2013. The adoption of this amendment is not expected to have a material impact on our consolidated financial statements.

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

Interest Rate Sensitivity

We had cash and cash equivalents of approximately $227.7 million at December 31, 2013 and approximately $195.8 million at December 31, 2012. We held these amounts in cash or money market funds.

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

Foreign exchange risk exposures arise from transactions denominated in a currency other than our functional currency and from foreign denominated revenue and profit translated into U.S. dollars. Approximately 70% of our operating revenues for each of the year ended December 31, 2013, 2012 and 2011 were earned in foreign denominated currencies other than the U.S. dollar. The principal foreign currencies in which we conduct business are the euro, the Swedish kronor and the British pound. The translation of currencies in which we operate into the U.S. dollar may affect consolidated revenues and gross profit margins as expressed in U.S. dollars. We seek to manage our foreign exchange risk in part through operational means, including managing same-currency revenues in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, changes in those currencies relative to the U.S. dollar will impact our revenues and expenses. If the U.S. dollar weakens against a specific foreign currency, our revenues will increase having a positive impact on net income, and our overall expenses will increase, having a negative impact on net income. Likewise, if the U.S. dollar strengthens against a specific foreign currency, our revenues will decrease having a negative impact on net income, and our overall expenses will decrease, having a positive impact on net income. Therefore, significant shifts in foreign currencies can impact our short-term results, as well as our long-term forecasts and targets.

Our actual future gains and losses may differ materially due to the inherent limitations with the timing and amount of changes in foreign currency exchange rates and our actual exposure and positions.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are submitted on pages F-1 through F-31 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROL AND PROCEDURES

(a)	Evaluation of Disclosure and Control Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2013, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

(b)	Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on that assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. GAAP, as of December 31, 2013.

Ernst & Young LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting which is included below.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders of Qlik Technologies Inc.:

We have audited Qlik Technologies Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Qlik Technologies Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Qlik Technologies Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Qlik Technologies Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stock and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013, and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

February 28, 2014

ITEM 9B.	OTHER INFORMATION

On February 26, 2014, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved a new Executive Severance Plan (“Plan”). The Plan will initially cover certain executive officers, including the Company’s named executive officers. Under the Plan, a participant who (i) in connection with or following a Change in Control (as defined in the Plan) is subject to (a) an Involuntary Termination Without Cause (as defined in the Plan) or (b) a Constructive Termination (as defined in the Plan), (ii) is not entitled to severance or similar benefits under any other plan, arrangement or individualized written agreement, that together provide benefits that the Company, in its sole and reasonable discretion, determines to be of greater value than the benefits provided under the Plan; (iii) has executed a general release of claims in favor of the Company in a form provided by the Company within the prescribed timeframe; and (iv) has agreed to comply with obligations set forth under the Company’s standard agreements relating to confidentiality, non-competition, non-solicitation, and non-interference, will be entitled to severance benefits. Generally, severance benefits under the Plan will consist of severance pay equal to: (x) the participant’s annual base salary, payable over twelve months, (y) annual bonus for the fiscal year in which the termination occurs based upon performance goals achieved (and prorated to reflect the participant’s actual period of participation), and (z) Consolidated Omnibus Budget Reconciliation Act of 1985, and analogous provisions of state law premiums for continuing medical, dental and vision coverage for up to twelve months under the Company’s plans. If the termination is within 12 months following a Change in Control, then an Applicable Percentage, as defined below, of the participant’s then-outstanding and unvested Equity Awards (as defined in the Plan) shall accelerate effective as of the date of the participant’s termination. For purpose of the Plan, “Applicable Percentage” means the percentage as set forth in the participant’s employment agreement or as otherwise approved by the Compensation Committee prior to a Change in Control.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this Item is incorporated by reference from our proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2013.

Executive Officers of the Registrant

The following table sets forth the name, age, and position of each of our executive officers as of February 21, 2014:

Name	Age	Positions Held
Lars Björk (1)	51	President, Chief Executive Officer and Director
Timothy MacCarrick	48	Chief Financial Officer and Treasurer
Leslie Bonney	55	Chief Operating Officer
Anthony Deighton	40	Chief Technology Officer and Senior Vice President, Products
Diane Adams	54	Chief People Officer
Dennis Johnson	40	Chief Accounting Officer
Deborah Lofton	46	Vice President and General Counsel and Secretary

(1)	Member of the Board of Directors

Lars Björk has served as our President and Chief Executive Officer since October 2007 and as a member of our board of directors since October 2004. From August 2006 to October 2007, he served as our Chief Financial Officer and Chief Operating Officer. From August 2000 to August 2006, Mr. Björk served as Chief Financial Officer of QlikTech International AB. From January 1999 to August 2000, he served as Chief Information

Officer of Resurs Finance. From May 1994 to January 1999, Mr. Björk served Chief Financial Officer of ScandStick, a manufacturer of adhesive material. Mr. Björk received an M.B.A. from the University of Lund, Sweden and a Degree in Engineering from the Technical College in Helsingborg, Sweden.

Timothy MacCarrick has served as our Chief Financial Officer and Treasurer since July 2013. Prior to joining the Company, Mr. MacCarrick served as Chief Operating Officer (“COO”) at De Lage Landen International B.V. from June 2010 to June 2013. Prior to DeLage, from July 2008 to May 2010, Mr. MacCarrick was Corporate Vice President and Chief Financial Officer (“CFO”) for Crane Co. Prior to Crane, Mr. MacCarrick was employed by Xerox from 1988 until June 2008, where he most recently served as Corporate Vice President and Vice President, Finance, Xerox North America and held a number of financial management positions, including Chief Financial Officer for Xerox Europe. Mr. MacCarrick holds an M.B.A. in Finance and a B.S. in Accounting and Law from Clarkson University. Mr. MacCarrick graduated from the INSEAD International Executive Program and is a Lean Six Sigma Certified Green Belt.

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

Diane Adams has served as our Chief People Officer since June 2013. Prior to joining the Company, Ms. Adams served as Executive Vice President, Culture and Talent, with Allscripts from August 2009 to January 2013. Prior to Allscripts, from June 1995 to August 2009, Ms. Adams served in a number of human resources leadership roles with Cisco Systems. During her last three years with Cisco, she held the dual role of Vice President, Human Resources, International; and Vice President, Human Resources, Worldwide Sales. Ms. Adams holds a B.A. in Business Administration from UNC Chapel Hill.

Dennis Johnson has served as our Chief Accounting Officer since January 2012. Mr. Johnson served as our Vice President, Finance from January 2011 to January 2012. He also served as our Director of Accounting and External Reporting from September 2009 to January 2011. Mr. Johnson held various positions at MEDecision, Inc. from 2002 to 2009 including Vice President, Finance and Corporate Controller. Mr. Johnson holds a B.S. in Accounting from La Salle University and an M.B.A. in Finance from Villanova University and is an active Certified Public Accountant in the Commonwealth of Pennsylvania.

Deborah Lofton has served as our Vice President and General Counsel and Secretary since January 2011. From January 2008 to January 2011, Ms. Lofton served as Counsel at McCausland Keen & Buckman. From 2005 to 2007, Ms. Lofton served as Senior Vice President, General Counsel and Secretary of InfraSource Services, Inc. Prior to that, Ms. Lofton held executive level positions at SunGard Availability Services, RMH Teleservices, Inc. and SunGard Data Systems, Inc. Ms. Lofton has a B.A. in American Government from the University of Virginia and a J.D. from the University of Virginia School of Law.

Code of Business Conduct

Our board of directors has adopted a code of business conduct that applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and directors. The full text of our code of business conduct is posted on our website at http://www.qlik.com under the Investor Relations section. We intend to disclose future amendments to certain provisions of our code of business conduct, or waivers of such provisions, applicable to our directors and executive officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) at the same location on our website identified above and also in a Current Report on Form 8-K within four business days following the date of such amendment or waiver. A copy of the code of business conduct is also available upon request to the Corporate Secretary at Qlik Technologies Inc., 150 N. Radnor-Chester Road, Suite E-220, Radnor, PA 19087.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information in our proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Other than with respect to the Securities Authorized for Issuance under Equity Compensation Plans below, the information required by this item is incorporated by reference from the information in our proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2013.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information regarding our equity compensation plans in effect as of December 31, 2013:

Plan Category	Number of Securities to be Issued Under Equity Compensation Plans		Weighted-Average Exercise Price Under Equity Compensation Plans		Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	10,526,135	(1)	$20.93	(2)	2,830,773	(3)
Equity compensation plans not approved by security holders	—		—		—

Total	10,526,135	(1)	$20.93	(2)	2,830,773	(3)

(1)	Includes 7,902,895 shares issuable upon exercise of outstanding options, 372,452 shares issuable upon settlement of restricted stock units and 356,867 MVSSSARs under the 2010 Equity Incentive Plan. Includes 1,170,124 shares issuable upon exercise of outstanding options under the 2007 Equity Incentive Plan. Includes 723,797 shares issuable upon exercise of outstanding options under the 2004 Equity Incentive Plan.
(2)	Does not take into account restricted stock units, which have no exercise price.
(3)	On January 1 of each year, the number of shares reserved under the 2010 Equity Incentive Plan is automatically increased by 3.75% of the total number of shares of Common Stock that are outstanding at that time, or, if less, by 3,300,000 shares (or such lesser number as may be approved by the Company’s board of directors).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information in our proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2013.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information in our proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2013.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements.

The list of consolidated financial statements and schedules set forth in accompanying Index to Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K, which is incorporated into this item by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on February 28, 2014.

QLIK TECHNOLOGIES INC.

By:	/s/ LARS BJÖRK
Lars Björk
President, Chief Executive Officer, and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ LARS BJÖRK Lars Björk	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 28, 2014

/s/ TIMOTHY MACCARRICK Timothy MacCarrick	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 28, 2014

/s/ DENNIS JOHNSON Dennis Johnson	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2014

/s/ BRUCE GOLDEN Bruce Golden	Chairman of the Board	February 28, 2014

/s/ JOHN GAVIN, JR. John Gavin, Jr.	Director	February 28, 2014

/s/ DEBORAH HOPKINS Deborah Hopkins	Director	February 28, 2014

/s/ ALEXANDER OTT Alexander Ott	Director	February 28, 2014

/s/ STEFFAN TOMLINSON Steffan Tomlinson	Director	February 28, 2014

/s/ PAUL WAHL Paul Wahl	Director	February 28, 2014

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm on the Consolidated Financial Statements

The Board of Directors and Stockholders of Qlik Technologies Inc.:

We have audited the accompanying consolidated balance sheets of Qlik Technologies Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Qlik Technologies Inc. as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Qlik Technologies Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

February 28, 2014

QLIK TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$227,693	$195,803
Accounts receivable, net	162,009	144,475
Prepaid expenses and other current assets	16,296	14,455
Deferred income taxes	1,886	1,211

Total current assets	407,884	355,944

Property and equipment, net	21,500	17,048
Intangible assets, net	12,695	5,625
Goodwill	21,233	7,367
Deferred income taxes	2,107	1,761
Deposits and other noncurrent assets	2,503	2,628

Total assets	$467,922	$390,373

Liabilities and stockholders’ equity
Current liabilities:
Income taxes payable	$2,634	$4,154
Accounts payable	5,262	7,128
Deferred revenue	98,684	84,197
Accrued payroll and other related costs	46,780	36,976
Accrued expenses	29,495	26,075
Deferred income taxes	544	150

Total current liabilities	183,399	158,680

Long-term liabilities:
Deferred revenue	3,637	1,745
Deferred income taxes	894	512
Other long-term liabilities	7,822	3,874

Total liabilities	195,752	164,811

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 authorized, none issued and outstanding at December 31, 2013 and December 31, 2012	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized; 88,989,091 issued and outstanding at December 31, 2013 and 86,286,292 issued and outstanding at December 31, 2012	9	9
Additional paid-in-capital	265,711	209,614
Retained earnings	3,037	13,016
Accumulated other comprehensive income	3,413	2,923

Total stockholders’ equity	272,170	225,562

Total liabilities and stockholders’ equity	$467,922	$390,373

QLIK TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2013	2012	2011
Revenue:
License revenue	$270,769	$238,674	$204,414
Maintenance revenue	160,552	120,490	89,129
Professional services revenue	39,129	29,373	27,076

Total revenue	470,450	388,537	320,619

Cost of revenue:
License revenue	7,345	5,058	3,540
Maintenance revenue	10,585	8,526	6,787
Professional services revenue	43,893	29,705	24,020

Total cost of revenue	61,823	43,289	34,347

Gross profit	408,627	345,248	286,272

Operating expenses:
Sales and marketing	255,010	211,314	178,456
Research and development	60,400	39,995	24,870
General and administrative	89,795	79,309	63,287

Total operating expenses	405,205	330,618	266,613

Income from operations	3,422	14,630	19,659

Other expense, net:
Interest income, net	231	250	263
Foreign exchange losses and other expense, net	(2,753)	(3,141)	(1,058)

Total other expense, net	(2,522)	(2,891)	(795)

Income before provision for income taxes	900	11,739	18,864
Provision for income taxes	(10,879)	(7,900)	(9,820)

Net income (loss)	$(9,979)	$3,839	$9,044

Net income (loss) per common share:
Basic	$(0.11)	$0.04	$0.11
Diluted	$(0.11)	$0.04	$0.11

Weighted average number of common shares:
Basic	87,702,222	85,423,074	82,043,958
Diluted	87,702,222	87,640,844	85,574,414

QLIK TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$(9,979)	$3,839	$9,044
Foreign currency translation gains (losses)	490	2,631	(829)

Comprehensive income (loss)	$(9,489)	$6,470	$8,215

QLIK TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Stockholders’ Equity
	Common		Additional Paid- in- Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Amount				Total
Balance at January 1, 2011	78,752,390	$8	$157,928	$133	$1,121	$159,190

Exercise of stock options	5,604,613	—	9,481	—	—	9,481
Vesting of restricted stock units	40,820	—	—	—	—	—
Stock-based compensation expense	—	—	10,206	—	—	10,206
Excess tax benefit from stock-based compensation	—	—	2,443	—	—	2,443
Net income	—	—	—	9,044	—	9,044
Foreign currency translation adjustment	—	—	—	—	(829)	(829)

Balance at December 31, 2011	84,397,823	$8	$180,058	$9,177	$292	$189,535

Exercise of stock options	1,833,377	1	5,452	—	—	5,453
Vesting of restricted stock units	55,092	—	—	—	—	—
Stock-based compensation expense	—	—	19,315	—	—	19,315
Excess tax benefit from stock-based compensation	—	—	4,789	—	—	4,789
Net income	—	—	—	3,839	—	3,839
Foreign currency translation adjustment	—	—	—	—	2,631	2,631

Balance at December 31, 2012	86,286,292	$9	$209,614	$13,016	$2,923	$225,562

Exercise of stock options	2,572,273	—	23,132	—	—	23,132
Vesting of restricted stock units	93,842	—	—	—	—	—
Exercise of MVSSSARs	36,684	—	—	—	—	—
Stock-based compensation expense	—	—	28,918	—	—	28,918
Excess tax benefit from stock-based compensation	—	—	4,047	—	—	4,047
Net loss	—	—	—	(9,979)	—	(9,979)
Foreign currency translation adjustment	—	—	—	—	490	490

Balance at December 31, 2013	88,989,091	$9	$265,711	$3,037	$3,413	$272,170

QLIK TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income (loss)	$(9,979)	$3,839	$9,044
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,228	5,255	2,971
Stock-based compensation expense	28,918	19,315	10,206
Excess tax benefit from stock-based compensation	(4,047)	(4,789)	(2,443)
Other non-cash items	517	2,005	4,189
Changes in assets and liabilities:
Accounts receivable	(18,667)	(32,591)	(29,442)
Prepaid expenses and other assets	(2,059)	(4,098)	(3,309)
Income taxes	(1,520)	2,516	(6,793)
Deferred revenue	15,625	17,403	18,552
Accrued expenses and other liabilities	12,709	18,837	13,718

Net cash provided by operating activities	29,725	27,692	16,693

Cash flows from investing activities
Acquisitions, net of cash acquired	(13,351)	(10,792)	—
Capital expenditures	(9,639)	(10,334)	(7,767)

Net cash used in investing activities	(22,990)	(21,126)	(7,767)

Cash flows from financing activities
Proceeds from exercise and issuance of common stock options and warrants	23,132	5,453	9,481
Excess tax benefit on stock-based compensation	4,047	4,789	2,443
Payments on contingent consideration	(1,456)	(202)	(179)
Borrowings (payments) on line of credit, net	(1)	(356)	379

Net cash provided by financing activities	25,722	9,684	12,124
Effect of exchange rates on cash	(567)	2,140	(2,349)

Net increase in cash and cash equivalents	31,890	18,390	18,701
Cash and cash equivalents, beginning of period	195,803	177,413	158,712

Cash and cash equivalents, end of period	$227,693	$195,803	$177,413

Supplemental cash flow information:
Cash paid during the period for income taxes	$10,505	$2,682	$13,803

Non-cash investing activities:
Tenant improvement allowance received under operating lease	$91	$542	$1,764

QLIK TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except percentages, share and per share data)

(1)	Description of Business

Qlik Technologies Inc. (“We”, “Qlik” or the “Company”) has pioneered a powerful, user-driven business intelligence (“BI”) solution that enables its customers to make better and faster business decisions, wherever they are. The Company’s Business Discovery platform helps people create and share insights and analysis in group and across organizations. Business users can explore data, ask and answer their own stream of questions and follow their own path to insight on their own and in teams and groups. Through its wholly owned subsidiaries, the Company sells software solutions that are powered by the Company’s in-memory engine which maintains associations in data and calculates aggregations rapidly, as needed. The Company’s Business Discovery platform is designed to give customers significant improvements in usability, flexibility and performance at lower costs compared to traditional BI solutions.

(2)	Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated. Prior year amounts have been reclassified where appropriate to conform to the current year classification for comparative purposes.

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

The Company evaluates its estimates, including those related to the accounts receivable allowance, useful lives of long-lived assets, the recoverability of goodwill and other intangible assets, assessing fair values of assets and liabilities acquired in and contingent consideration related to business acquisitions, and assumptions used for the purpose of determining stock-based compensation expense and income taxes, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying value of assets and liabilities as well as reported revenue and expenses during the periods presented.

Foreign Currency Translation

The financial statements of the Company’s foreign operations are measured using the local currency as the functional currency. The local currency assets and liabilities are translated at the rate of exchange to the United States (“U.S.”) dollar on the balance sheet date and the local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the reporting periods. Foreign currency transaction gains (losses) have been reflected as a component of other expense, net within the Company’s consolidated statements of operations and foreign currency translation gains (losses) have been included as a component of the Company’s consolidated statements of comprehensive income (loss) and accumulated other comprehensive income (loss) within the Company’s consolidated balance sheets.

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

The following table summarizes the changes in the Company’s allowance for doubtful accounts for the period indicated:

	Year Ended December 31,
	2013	2012	2011
Balance at the beginning of the period	$704	$891	$807
Amounts to expense	1,829	2,120	468
Accounts written off	(1,091)	(2,307)	(384)

Balance at the end of the period	$1,442	$704	$891

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

The Company does not believe its business is substantially dependent on any particular customer as no customer represented more than 2% of its revenue in 2013, 2012 or 2011. The Company’s target markets are not confined to certain industries and geographies as it is focused on providing a solution that generally meets the needs of all business users. As of December 31, 2013, the Company’s global partner network was comprised of more than 1,700 partners in over 100 countries. No individual partner represented more than 2% of the Company’s revenues in the fiscal year ended December 31, 2013 and no individual partner represented more than 3% of the Company’s revenues in the fiscal years ended December 31, 2012 and 2011.

Concentration of Credit Risk

The Company’s principal financial instruments subject to potential concentration of credit risk are cash and cash equivalents and accounts receivable, which are unsecured. The Company’s cash and cash equivalents are maintained at various financial institutions across different geographies. Deposits held with banks may at times exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, management believes they bear minimal risk. Concentration of credit risk with respect to trade accounts receivables is generally limited by a large customer base and its geographic dispersion. The

Company believes it has a wide customer base consisting of Fortune 500 corporations, universities, large international companies and other smaller businesses. As of and for the years ended December 31, 2013, 2012 and 2011, there were no significant concentrations with respect to the Company’s consolidated revenue or accounts receivable.

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

Long-lived Assets

The Company considers whether indicators of impairment of long-lived assets held for use, including identified intangible assets, are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amount, and if so, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their fair value. No circumstances or events indicated impairment to long-lived assets during the years ended December 31, 2013, 2012 or 2011.

Business Combinations

The Company recognizes assets acquired, liabilities assumed and any contingent consideration related to business combinations at fair value on the date of acquisition. The purchase price allocation process requires management to make significant estimates and assumptions with respect to the fair value of any intangible assets acquired, deferred revenues assumed, or contingent consideration within the arrangement. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions or estimates. All subsequent changes to a valuation allowance or uncertain tax position related to the acquired company that occur within the measurement period and are based on facts and circumstances that existed at the acquisition date are recognized as an adjustment to goodwill.

Acquisition-related transaction costs, including legal and accounting fees and other external costs directly related to the acquisition, are recognized separately from the acquisition and expensed as incurred in general and administrative expenses in the consolidated statements of operations.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets acquired. The Company tests goodwill for impairment annually on October 1, or whenever events or changes in circumstances indicate an impairment. If it is determined that an impairment has occurred, the Company will record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. Although the Company believes goodwill is appropriately stated in the consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance. There was no impairment during the years ended December 31, 2013, 2012 and 2011.

Intangible assets that are not considered to have an indefinite life are amortized over their useful lives on a straight-line basis. On a periodic basis, the Company evaluates the estimated remaining useful life of acquired intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. The carrying amounts of these assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The cost of intangible assets are amortized on a straight-line basis over their estimated useful lives ranging from three to nine years.

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

Deferred Revenue

Deferred revenue consists of billings or payments received in advance of revenue recognition primarily from the Company’s maintenance agreements described above and is recognized as the revenue recognition criteria are met. The Company generally invoices its customers in annual installments. Accordingly, the deferred revenue balance does not represent the total contract value of annual maintenance agreements.

Cost of Revenue

Cost of license revenue is primarily comprised of referral fees paid to third parties in connection with software license sales and the amortization of technology related intangible assets acquired.

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

Guarantees

The standard commercial terms in the Company’s sales contracts include an indemnification clause that indemnifies the customer against certain liabilities and damages arising from any claims of patent, copyright, or other proprietary rights of any third party. Due to the nature of the intellectual property indemnification provided to the Company’s customers, it cannot estimate the fair value, or determine the total nominal amount, of the indemnification until such time as a claim for such indemnification is made. In the event of a claim made against the Company under such provision, the Company will evaluate estimated losses for such indemnification considering such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, the Company has not had any claims made against it under such provision and, accordingly, has not accrued any liabilities related to such indemnifications in its consolidated financial statements.

Commissions

The Company records commission expense related to license sales in the period in which the sale is made. For arrangements that consist solely of professional services, commission expense is recorded in the period in which the professional services have been rendered.

Research and Development

Software development costs are generally expensed as incurred until technological feasibility has been established, at which time such costs are capitalized to the extent that the capitalizable costs do not exceed the realizable value of such costs, until the product is available for general release to customers. Based on the Company’s product development process, technological feasibility is established upon the completion of a working model of the software product that has been tested to be consistent with the product design specifications and that is free of any uncertainties related to high-risk development issues. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant. Accordingly, the Company generally charges all such costs to research and development expense in the accompanying consolidated statements of operations.

Advertising

Advertising costs are charged to operations as incurred and include direct marketing, events, public relations, sales collateral materials and partner programs. Advertising expense was approximately $22.5 million, $21.0 million and $20.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. These deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be reversed or utilized. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.

The Company uses a more-likely-than-not recognition threshold based on the technical merits of tax positions taken. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more-likely-than-not to be realized upon ultimate settlement in the financial statements. The Company recognizes interest and penalties related to income tax matters in provision for income taxes.

Stock-Based Compensation

The Company recognizes the cost of stock-based compensation based on the fair value of those awards at the date of grant over the requisite service period on a straight line basis. The Company uses the Black-Scholes-Merton (“Black-Scholes”) option pricing model to determine the fair value of common stock option awards. The fair value of a restricted stock unit is determined by using the fair value of the Company’s common stock on the date of grant. The fair value of Maximum Value Stock-settled Stock Appreciation Rights (“MVSSSARs”) is determined by utilizing a lattice model under the option pricing method. Stock-based compensation plans, related expenses and assumptions used in the Black-Scholes option pricing model and the lattice model under the option pricing method are more fully described in Note 11 to these consolidated financial statements. Stock-based compensation expense is recorded within cost of revenue, sales and marketing, research and development and general and administrative expenses in the consolidated statements of operations.

The following table sets forth the total stock-based compensation expense included in the consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Cost of revenue	$2,854	$1,651	$701
Sales and marketing	13,374	10,337	5,672
Research and development	3,386	2,058	710
General and administrative	9,304	5,269	3,123

	$28,918	$19,315	$10,206

Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Basic net income (loss) per common share calculation:
Net income (loss) attributable to common shares	$(9,979)	$3,839	$9,044
Weighted average common shares outstanding	87,702,222	85,423,074	82,043,958

Basic net income (loss) per common share	$(0.11)	$0.04	$0.11

Diluted net income (loss) per common share calculation:
Net income (loss) attributable to common shares	$(9,979)	$3,839	$9,044
Weighted average shares used to compute basic net income (loss) per share	87,702,222	85,423,074	82,043,958
Effect of potentially dilutive securities:
Common stock options and restricted stock units	—	2,217,770	3,530,456

Weighted average shares used to compute diluted net income (loss) per share	87,702,222	87,640,844	85,574,414

Diluted net income (loss) per common share	$(0.11)	$0.04	$0.11

Diluted net income (loss) per common share for the periods presented does not reflect the potential issuance of common shares underlying the following securities as the effect would be anti-dilutive:

	Year Ended December 31,
	2013	2012	2011
Common stock options	9,796,816	2,515,661	3,017,776
Restricted stock units	372,452	126,020	70,200
MVSSSARs	356,867	16,478	387,785

	10,526,135	2,658,159	3,475,761

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

In July 2013, the FASB amended its guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. This guidance is effective for fiscal periods beginning after December 15, 2013. The adoption of this amendment is not expected to have a material impact on the Company’s consolidated financial statements.

(3)	Acquisitions

QlikTech Italy

On October 3, 2013, the Company acquired the ongoing operations of its Italian master reseller (“QlikTech Italy”) that specializes in the distribution of QlikView software and provides maintenance and consulting services related to that software. The Company purchased QlikTech Italy for a total maximum purchase price of approximately 7.5 million euros (approximately $10.2 million based on an exchange rate of 1.355 on October 3, 2013). The total maximum purchase price included approximately $1.4 million of contingent consideration payable upon the achievement of certain revenue targets as set forth in the purchase agreement. At the purchase date, the Company estimated only approximately $0.2 million of contingent consideration would be payable based upon the achievement of certain revenue targets, and therefore, this amount was included in the preliminary purchase price. The results of operations and financial position of QlikTech Italy are included in the Company’s consolidated financial statements from and after the date of acquisition. The inclusion of QlikTech Italy did not have a material impact on the Company’s consolidated financial results for the year ended December 31, 2013. Had the acquisition occurred as of the beginning of the periods presented in these consolidated financial statements, the pro forma statements of operations would not be materially different than the consolidated statements of operations presented.

The Company is in the process of determining the purchase price allocation including the valuation of intangible assets acquired and liabilities assumed related to the acquisition. The items pending finalization include the valuation of acquired intangible assets, the assumed deferred revenue and the evaluation of deferred income taxes. The Company expects to complete this purchase price allocation during the first quarter of 2014.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at October 3, 2013 based on an exchange rate of 1.355 (in thousands):

Cash	$—
Other assets	63
Property and equipment	421
Liabilities assumed	(1,397)

Net liabilities assumed	$(913)

Deferred tax liability	(959)
Intangible assets	2,033
Goodwill	8,819

Total preliminary purchase price	$8,980

Of the total estimated purchase price, approximately $2.0 million has been allocated to finite-lived intangible assets acquired, which consists of the preliminary value assigned to QlikTech Italy’s customer relationships. The value assigned to QlikTech Italy’s customer relationships was determined based on the acquired existing customer revenue base, an estimated growth rate on the existing revenue base, an estimated attrition rate and the estimated net cash flows to be generated by this existing customer base, which is discounted to reflect the level of risk associated with receiving future cash flows attributable to the customer relationships. The Company expects to amortize the customer relationships on a straight-line basis over an estimated useful life of nine years. The amortization of intangible assets is not expected to be deductible for income tax purposes.

Goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. The Company believes the goodwill related to the acquisition was a result of the expected synergies to be realized from combining operations and is not expected to be deductible for income tax purposes.

NComVA AB

On May 2, 2013, the Company acquired all of the outstanding shares of NComVA AB (“NComVA”), a Swedish software company that specializes in advanced visualization technology, for a purchase price of approximately 70.4 million Swedish kronor ($10.9 million based on an exchange rate of 0.155 at May 2, 2013). The acquisition of NComVA is expected to expand the use of the Company’s Business Discovery platform by providing expertise and capabilities in advanced visualization and analysis to pair with QlikView’s associative approach to delivering a deeper understanding of data, especially when multiple data sources are analyzed together. The results of operations and financial position of NComVA are included in the Company’s consolidated financial statements from and after the date of acquisition. The inclusion of NComVA did not have a material impact on the Company’s consolidated financial results for the year ended December 31, 2013. Had the acquisition occurred as of the beginning of the periods presented in these consolidated financial statements, the pro forma statements of operations would not be materially different than the consolidated statements of operations presented.

The purchase price for the acquisition of NComVA was approximately $10.9 million. The Company paid approximately $4.9 million of the purchase price to the sellers at closing. In addition, the purchase price includes approximately $2.7 million of deferred purchase price, which is expected to be paid in July 2015, and up to approximately $3.3 million of contingent cash consideration, approximately $1.2 million of which was payable in October 2013 upon achievement of certain product development milestones, and approximately $2.1 million of which is payable in July 2014 upon the achievement of certain product development milestones. The range of undiscounted amounts the Company may be required to pay for the contingent cash consideration is between zero and approximately $3.3 million. The Company estimated that the attainment of these product development milestones was considered highly probable on the purchase date. Accordingly, the Company has included approximately $3.3 million of the contingent cash consideration within the purchase price. In October 2013, the Company determined that the criteria related to the first product development milestone had been attained and accordingly made the first contingent cash consideration payment of approximately $1.2 million to the sellers.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at May 2, 2013 based on an exchange rate of 0.155 (in thousands):

Cash	$517
Other assets	18
Liabilities assumed	(473)

Net assets acquired	$62

Deferred tax liability	(1,605)
Intangible assets	7,296
Goodwill	5,124

Total purchase price	$10,877

The finite-lived intangible assets relate to acquired technology. The value assigned to NComVA’s acquired technology was determined by employing the cost savings method. Under this method, the value of the acquired technology is determined by calculating the present value of the cost savings that the business expects to make as a result of owning the asset. The Company amortizes the acquired technology on a straight-line basis over an estimated useful life of five years. The amortization of intangible assets is not expected to be deductible for income tax purposes. Accordingly, a deferred tax liability has been recorded as part of the purchase price.

Goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. The Company believes the goodwill related to the acquisition was a result of the expected synergies to be realized from combining operations and is not expected to be deductible for income tax purposes.

Expressor

On June 11, 2012, the Company acquired all of the outstanding shares of Expressor, a provider of data management software, for approximately $10.8 million, net of cash acquired. The acquisition of Expressor is expected to expand the use of QlikView’s Business Discovery platform by providing a metadata intelligence solution designed to help companies know what data is being used and how it is being used, while ensuring consistency and appropriate reuse of common data definitions. The results of operations and financial position of Expressor are included in the Company’s consolidated financial statements from and after the date of acquisition. The inclusion of Expressor did not have a material impact on the Company’s consolidated financial results for the year ended December 31, 2012. Had the acquisition occurred as of the beginning of the periods presented in these consolidated financial statements, the pro forma statements of operations would not be materially different than the consolidated statements of operations presented.

The tangible assets acquired and liabilities assumed in the Expressor acquisition were immaterial. The Company allocated approximately $6.3 million of the purchase price to definite-lived intangible assets, which consists primarily of acquired technology. The value assigned to Expressor’s acquired technology was determined by using the excess earnings method. Under this method, the value of the acquired technology is a function of the estimated obsolescence curve of the acquired technology as of the corresponding valuation date, the expected future net cash flows generated by the acquired technology and the discount rate that reflects the level of risk associated with receiving future cash flows attributable to the acquired technology. The Company amortizes the acquired technology on a straight-line basis over an estimated useful life of five years.

After allocating the purchase price to the assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, the Company recorded goodwill of approximately $4.7 million related to this acquisition. The Company believes the goodwill related to the acquisition was a result of the expected synergies to be realized from combining operations and is not expected to be deductible for income tax purposes.

The Company recognized deferred tax assets totaling approximately $7.6 million in connection with the acquisition of Expressor. These deferred tax assets are offset by a full valuation allowance as the realization of such assets is uncertain. These deferred tax assets include acquired federal net operating loss carryforwards totaling approximately $11.7 million, which may be subject to limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that may have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.

(4)	Goodwill and Other Intangible Assets

The Company tests goodwill resulting from acquisitions for impairment annually on October 1, or whenever events or changes in circumstances indicate an impairment. There was no impairment in the years ended December 31, 2013, 2012 or 2011.

The following table provides a rollforward of the Company’s goodwill:

	2013	2012
Balance at January 1	$7,367	$2,800
Acquisitions	13,943	4,701
Impact of foreign currency translation	(77)	(134)

Balance at December 31	$21,233	$7,367

The following table provides information regarding the Company’s intangible assets subject to amortization:

	December 31, 2013			December 31, 2012
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Acquired technology	$13,442	$(3,020)	$10,422	$6,120	$(858)	$5,262
Customer relationships and other identified intangible assets	2,775	(690)	2,085	735	(690)	45
Trade names	391	(203)	188	390	(72)	318

Total	$16,608	$(3,913)	$12,695	$7,245	$(1,620)	$5,625

Amortization of intangible assets was approximately $2.3 million, $0.9 million, and $0.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. The estimated aggregate amortization expense for each of the succeeding years is as follows: approximately $3.1 million in 2014; $2.9 million in 2015; $2.9 million in 2016; $2.2 million in 2017; $0.7 million in 2018 and $0.9 million thereafter through 2022. The weighted average amortization period for all intangible assets is approximately 5.4 years. The weighted average amortization periods for acquired technology is 5.0 years, customer relationships and other identified intangible assets is 7.5 years and trade names is 3.0 years.

(5)	Fair Value Measurements

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability. The Company evaluates the fair value of certain assets and liabilities using the following fair value hierarchy which ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value:

•	Level 1 – quoted prices in active markets for identical assets and liabilities

•	Level 2 – inputs other than Level 1 quoted prices that are directly or indirectly observable

•	Level 3 – unobservable inputs that are not corroborated by market data

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company. The following table sets forth the Company’s assets and liabilities that were measured at fair value as of December 31, 2013 and 2012, by level within the fair value hierarchy:

	Amounts at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
As of December 31, 2013
Assets
Cash and cash equivalents	$227,693	$227,693	$—	$—
Liabilities
Accrued contingent consideration	$2,263	$—	$—	$2,263
As of December 31, 2012
Assets
Cash and cash equivalents	$195,803	$195,803	$—	$—
Liabilities
Accrued contingent consideration	$317	$—	$—	$317

A reconciliation of the beginning and ending balances of acquisition related accrued contingent consideration using significant unobservable inputs (Level 3) for the year ended December 31, 2013 follows:

Accrued contingent consideration as of December 31, 2012	$317
Acquisition date fair value of contingent consideration	3,496
Change in fair value of contingent consideration	(94)
Payment of contingent consideration	(1,456)

Accrued contingent consideration as of December 31, 2013	$2,263

The accrued contingent consideration liability is related to acquisition related contingent consideration of approximately $3.5 million that is payable based on the achievement of certain product development milestones related to the NComVA acquisition and based on the achievement of certain revenue targets related to the QlikTech Italy acquisition. The change in fair value of the contingent consideration is due to foreign exchange losses during the year ended December 31, 2013.

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill. These items are recognized at fair value in the period in which an acquisition is completed, or when they are considered to be impaired. During the year ended December 31, 2013, the Company completed the acquisition of NComVA and QlikTech Italy (See Note 3), and recorded the fair value of the assets acquired and liabilities assumed on the date of acquisition. These non-recurring fair value measurements, primarily for intangible assets acquired, were based on Level 3 unobservable inputs. There were no other non-recurring fair value adjustments recorded during the year ended December 31, 2013.

(6)	Property and Equipment, net

The following is a summary of property and equipment, net:

	December 31,
	2013	2012
Computers and equipment	$20,298	$14,858
Furniture and fixtures	7,854	5,003
Leasehold improvements	7,100	5,938

	35,252	25,799
Less: accumulated depreciation	(13,752)	(8,751)

	$21,500	$17,048

Depreciation and amortization expense relating to property and equipment totaled approximately $5.7 million, $4.4 million and $2.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(7)	Provision for Income Taxes

The effective tax rates for the year ended December 31, 2013, 2012 and 2011 were 1208.8%, 67.3% and 52.1%, respectively.

Income before provision for income taxes is allocated as follows:

	Year Ended December 31,
	2013	2012	2011
U.S. operations	$(2,259)	$(3,452)	$(6,965)
Foreign operations	3,159	15,191	25,829

Income before provision for income taxes	$900	$11,739	$18,864

Provision (benefit) for income taxes is comprised of the following:

	Current	Deferred	Total
Year ended December 31, 2013:
U.S. federal	$2,524	$—	$2,524
State and local	390	—	390
Foreign	10,411	(2,446)	7,965

	$13,325	$(2,446)	$10,879

Year ended December 31, 2012 (1):
U.S. federal	$2,772	$—	$2,772
State and local	485	—	485
Foreign	5,295	(652)	4,643

	$8,552	$(652)	$7,900

Year ended December 31, 2011 (1):
U.S. federal	$1,026	$1,105	$2,131
State and local	290	222	512
Foreign	7,938	(761)	7,177

	$9,254	$566	$9,820

(1)	The provisions for income taxes for the years ended December 31, 2012 and 2011 were revised to reclassify a portion of the total expense that was previously reported as deferred expense to current expense.

The provision for income taxes differs from the amount of taxes determined by applying the U.S. federal statutory income tax rate to income before the provision for income taxes as a result of the following:

	Year Ended December 31,
	2013	2012	2011
U.S. federal statutory income tax	$306	$3,991	$6,414
Increase (reduction) in income taxes resulting from:
Effect of foreign operations	283	(1,394)	(1,990)
Foreign tax credit	—	—	(1,658)
Change in valuation allowance and other reserves against tax assets	6,411	3,564	6,076
State and local income taxes, net of federal income tax benefit	257	320	338
Permanent differences	3,236	1,792	1,042
Unrecognized tax benefits	(192)	(453)	(198)
Other	578	80	(204)

Total	$10,879	$7,900	$9,820

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2013	December 31, 2012
Deferred tax assets:
Accrued expenses	$2,705	$1,962
Foreign tax credits	2,436	2,436
Stock-based compensation	9,430	6,379
Other assets	2,448	2,209
Net operating loss carryforwards	5,873	8,785

Total gross deferred tax assets	22,892	21,771
Less: valuation allowance	(15,280)	(18,667)

Net deferred tax assets	7,612	3,104
Deferred tax liabilities:
Depreciation and amortization	(4,707)	(541)
Other	(350)	(253)

Total deferred tax liabilities	(5,057)	(794)

Total net deferred tax assets	$2,555	$2,310

As reported
Deferred tax assets, current	$1,886	$1,211
Deferred tax assets, non-current	2,107	1,761
Deferred tax liabilities, current	(544)	(150)
Deferred tax liabilities, non-current	(894)	(512)

Total net deferred tax assets	$2,555	$2,310

The following table summarizes the changes in the Company’s valuation allowance on deferred tax assets for the period indicated:

	Year Ended December 31,
	2013	2012	2011
Balance at the beginning of the period	$18,667	$7,903	$1,824
Amounts charged to (reducing) expense	(3,166)	3,564	6,076
Acquisition related	—	7,436	—
Other increases (decreases)	(221)	(236)	3

Balance at the end of the period	$15,280	$18,667	$7,903

Based on a current evaluation of expected future taxable income, the Company determined it is not more-likely-than-not that all domestic deferred tax assets will be realized. Therefore, the Company maintained a full valuation allowance on all U.S. deferred tax assets during the year ended December 31, 2013.

In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized in the near term. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible as of December 31, 2013, management believes it is more-likely-than-not that the Company will realize certain of the benefits associated with the deductible differences in foreign jurisdictions. The Company does not believe it is more-likely-than-not that it will realize the benefits associated with the majority of its remaining net deferred tax assets and it has established a valuation allowance due to the uncertainty. The amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

As of December 31, 2013, the Company has approximately $12.7 million of U.S. federal net operating loss carry forwards, approximately $25.2 million of state net operating loss carry forwards and approximately $7.3 million of foreign net operating loss carry forwards. The majority of these net operating loss carry forwards will expire, if unused, between 2020 and 2032. The Company also has approximately $2.4 million of federal tax credits that will expire, if unused, in 2020.

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

In addition to the aforementioned net operating loss carry forwards, the Company has approximately $134.2 million in cumulative income tax deductions from the exercise of common stock options and the vesting of restricted stock units, which have expiration periods beginning in 2030. The income tax benefit for these carryforwards will be recorded in additional paid-in-capital when realized. Since the Company was able to reduce actual cash income taxes for U.S. federal and state purposes and in certain foreign jurisdictions, the realization of approximately $4.0 million, $4.8 million and $2.4 million of income tax savings was recognized as a benefit to additional paid-in-capital during the years ended December 31, 2013, 2012 and 2011, respectively.

The Company does not recognize tax benefits that are not more-likely-than-not to be supported based upon the technical merits of the tax positions taken. In assessing its unrecognized tax benefits, the Company has analyzed its tax return filing positions in all of the federal, state and foreign filing jurisdictions where it is required to file income tax returns, as well as all open years in those jurisdictions.

The following table indicates the changes to the Company’s unrecognized tax benefits:

	Year Ended December 31,
	2013	2012	2011
Beginning balance	$2,435	$2,871	$3,096
Expiration of statute of limitations for the assessment of taxes	(211)	(333)	(115)
Increase related to current tax year	126	124	175
Increase (decrease) related to prior tax years	—	(244)	(259)
Foreign currency translation adjustments	(9)	17	(26)

Ending balance	$2,341	$2,435	$2,871

Of the Company’s unrecognized tax benefits, approximately $0.7 million would affect the Company’s effective tax rate in the period recognized. The Company does not expect its unrecognized tax benefit liability to change significantly over the next 12 months. The Company recognizes interest and penalties as a component of income tax expense in the consolidated statement of operations. In each of the years ended December 31, 2013, 2012 and 2011, the Company recorded less than $0.1 million in interest and penalties in income tax expense. As of December 31, 2013 and 2012, there was approximately $0.1 million of accrued interest and penalties.

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

The Company and its subsidiaries file U.S. federal income tax returns, as well as income tax returns in multiple U.S. state and foreign jurisdictions. Because of net operating losses, which were used in the 2009 tax return, the Company’s U.S. federal tax returns for 2003 and later years remain subject to examination. The Company is subject to non-U.S. income tax examination for the tax years 2008 through 2013.

The Company expects the earnings of its foreign subsidiaries will continue to be reinvested indefinitely. Accordingly, at December 31, 2013, no provision has been made for U.S. federal and state income taxes on these foreign earnings of approximately $60.1 million. Upon distribution of these earnings, in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. The determination of the amount of unrecognized deferred U.S. income tax and foreign withholding tax liabilities on these earnings is not practicable because of the complexities with the hypothetical calculations.

(8)	Capital Stock

The Company’s authorized capital consists of 300,000,000 shares of Common Stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

Common Stock

Outstanding shares. At December 31, 2013, the Company had outstanding 88,989,091 shares of Common Stock.

As of December 31, 2013, there were 9,796,816 shares of Common Stock subject to outstanding options, 372,452 shares of Common Stock issuable upon vesting of restricted stock units outstanding and 356,867 shares of Common Stock issuable for MVSSSARs based on the value equal to the difference between the exercise price and the then current market price, subject to a predetermined cap.

Voting Rights. Each holder of Common Stock is entitled to one vote for each share of common stock held on all matters submitted to a vote of the stockholders, including the election of directors. The Company’s restated certificate of incorporation and amended and restated bylaws do not provide for cumulative voting rights. Because of this, the holders of a majority of the shares of common stock entitled to vote in any election of directors can elect all of the directors standing for election, if they should so choose.

Dividends. Subject to preferences that may be applicable to any then outstanding preferred stock, the holders of the Company’s outstanding shares of common stock are entitled to receive dividends, if any, as may be declared from time to time by the Company’s board of directors out of legally available funds. At present, the Company has no plans to issue dividends.

Liquidation Preference. In the event of the Company’s liquidation, dissolution or winding up, holders of common stock will be entitled to share ratably in the net assets legally available for distribution to stockholders after the payment of all of the Company’s debts and other liabilities, subject to the satisfaction of any liquidation preference granted to the holders of any outstanding shares of preferred stock.

Other Rights and Preferences. Holders of the Company’s common stock have no preemptive, conversion or subscription rights, and there are no redemption or sinking fund provisions applicable to the Company’s common stock. The rights, preferences and privileges of the holders of common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of the Company’s preferred stock that the Company may designate and issue in the future.

Fully Paid and Non-assessable. All of the Company’s outstanding shares of common stock are fully paid and non-assessable.

Preferred Stock

At December 31, 2013 and 2012, the Company had no shares of preferred stock outstanding.

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

(9)	Commitments and Contingencies

Litigation

The Company is party to legal proceedings in the ordinary course of business and may from time to time become subject to additional proceedings or additional claims or remedies sought in current proceedings. These actions typically seek, among other things, breach of contract or employment-related damages, intellectual property claims for damages, punitive damages, civil penalties or other losses or declaratory relief. Although there can be no assurance as to the outcome of any such proceedings, the Company does not believe any of the proceedings currently pending, if determined adversely to us, would individually or in the aggregate have a material adverse effect on the Company’s business, operating results or financial condition.

The Company’s intellectual property is an essential element of its business. The Company owns registered trademarks for the “Qlik,” “QlikTech” “QlikView,” “Data Dialogs,” “Natural Analytics,” “Qlik Customer Success Framework” and the Company’s logo. The Company relies on a combination of copyright, trademark, trade dress and trade secrecy laws, as well as confidentiality procedures and contractual restrictions, to establish and protect the Company’s proprietary rights both domestically and abroad. These laws, procedures and restrictions provide only limited protection. As of December 31, 2013, the Company had seven issued U.S. patents and had eight pending applications for U.S. patents. In addition, as of December 31, 2013, the Company had 21 issued and 13 pending applications for foreign patents. Any future patents issued to us may be challenged, invalidated or circumvented. Any patents that might be issued in the future, with respect to pending or future patent applications may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. The Company endeavors to enter into agreements with the Company’s employees and contractors and with parties with whom the Company does business in order to limit access to and disclosure of the Company’s proprietary information.

Leases

The Company conducts its operations in leased facilities under leases expiring at various dates through 2022. Rent expense was approximately $12.7 million, $11.1 million and $9.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The future minimum lease payments under non-cancelable operating leases are as follows:

Year ending December 31:
2014	$15,510
2015	12,206
2016	10,249
2017	9,773
2018	9,670
Thereafter	14,505

Total future minimum lease payments	$71,913

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

(10)	Business and Geographic Segment Information

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

The following geographic data includes revenues generated by subsidiaries located within that geographic region. The Company’s revenues were generated in the following geographic regions for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
The Americas	$174,510	$135,008	$105,372
Europe	249,109	216,564	187,900
Rest of world	46,831	36,965	27,347

Consolidated total	$470,450	$388,537	$320,619

During the year ended December 31, 2013, sales from customers in the U.S., the United Kingdom, Sweden and Germany were approximately $139.7 million, $42.3 million, $38.0 million and $36.2 million, respectively. During the year ended December 31, 2012, sales from customers in the U.S., the United Kingdom, Germany and Sweden were approximately $108.3 million, $39.1 million, $33.8 million and $32.1 million, respectively. During the year ended December 31, 2011, sales from customers in the U.S., Sweden, the United Kingdom and Germany were approximately $87.2 million, $34.1 million, $31.1 million and $30.3 million, respectively.

The following geographic data includes property and equipment, net based on physical location within that geographic region.

	As of December 31,
	2013	2012
The Americas	$11,117	$7,730
Europe	9,190	8,655
Rest of world	1,193	663

Consolidated total	$21,500	$17,048

As of December 31, 2013, property and equipment, net held in the U.S. and Sweden were approximately $10.6 million and $5.2 million, respectively. As of December 31, 2012, property and equipment, net held in the U.S. and Sweden were approximately $7.0 million and $5.1 million, respectively.

(11)	Share-Based Compensation

In 2004, the Company’s Board of Directors and stockholders approved the Company’s 2004 Omnibus Stock Option and Award Plan (“2004 Plan”) which provided for the granting of either incentive or nonqualified common stock options and other types of awards to purchase up to 11,124,400 shares of the Company’s common stock. In 2007, the Company’s Board of Directors and stockholders approved the Company’s 2007 Omnibus Stock Option and Award Plan (“2007 Plan”). The 2007 Plan provided for the granting of either incentive common stock options or nonqualified common stock options and other types of awards to purchase up to 18,124,400 shares of the Company’s common stock. The 2004 Plan and the 2007 Plan provided for stock-based awards to employees, directors and advisors. Common stock options were granted at a strike price not less than the estimated fair market value at the date of grant as determined by the Board of Directors.

The Company’s 2010 Equity Incentive Plan (“2010 Plan”) took effect on the effective date of the registration statement, July 16, 2010, for the Company’s IPO. The Company initially reserved 3,300,000 shares of its common stock for issuance under the 2010 Plan. The number of shares reserved for issuance under the 2010 Plan will be increased automatically on January 1st of each year by a number equal to the smallest of (i) 3,300,000 shares; (ii) 3.75% of the shares of common stock outstanding at that time; or (iii) a number of shares determined by the Company’s Board of Directors. As of December 31, 2013, there were 2,830,773 shares available for grant under the 2010 Plan. In February 2014, the number of shares of common stock authorized for issuance under the 2010 Plan was automatically increased by 3,300,000 shares.

The 2004 Plan, 2007 Plan and 2010 Plan were designed to help attract and retain the Company and its subsidiaries’ personnel, to reward employees and directors for past services and to motivate such individuals through added incentives to further contribute to the success of the Company. The maximum term for options granted is ten years. Options granted pursuant to the 2004 Plan, 2007 Plan and 2010 Plan generally vest at 25% after the first year and then vest 6.25% each quarter over the remaining three years.

Common Stock Options

The Company uses the Black-Scholes option-pricing model to value common stock option awards. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected term of the stock-based compensation awards and stock price volatility. For common stock options granted in 2013, the Company used blended volatility to estimate expected volatility. Blended volatility includes a weighting of the Company’s historical volatility from the date of its IPO to the respective grant date and an average of the Company’s peer group historical volatility consistent with the expected term of the common stock option. The Company’s peer group volatility includes the historical volatility of certain companies that share similar characteristics in terms of revenue size and industry. The Company expects to continue to use a larger proportion of its own stock price volatility in future periods as it develops additional experience of its own common stock price fluctuations considered in relation to the expected term of the common stock option. For common stock options granted prior to the third quarter of 2013, the Company based its expected term on the simplified method. Beginning in the third quarter of 2013, the Company began using its historical activity related to common stock option exercises and post-vesting forfeitures in order to estimate the expected term of its common stock option awards, as the Company believes it now has a sufficient amount of experience to provide a reasonable basis for the calculation of the expected term. This change in estimate did not have a material impact on the results of operations for 2013. The risk-free interest rate used to value common stock option awards is based on the U.S. Treasury yield curve with a remaining term equal to the expected term assumed at the grant date. The assumptions used in calculating the fair value of stock-based compensation awards represent management’s best estimate and involve inherent uncertainties and the application of management judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different in the future.

For all grants subsequent to the Company’s July 2010 IPO, the exercise price of the award is equal to the Company’s stock price on the date of grant. For all option grants prior to the Company’s IPO, the fair value of the Common Stock underlying the option grants was determined by the Company’s Board of Directors, with the assistance of management, which intended all options granted to be exercisable at a price per share not less than the per share fair value of the Company’s Common Stock underlying those options on the date of grant.

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

The following provides a summary of the common stock option activity for the Company as of the noted dates:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding as of January 1, 2011	12,053,445	$2.95	6.71

Granted	2,811,629	26.58	—
Exercised	(5,604,613)	1.71	—
Forfeited	(400,810)	11.41	—

Outstanding as of December 31, 2011	8,859,651	$10.84	7.38

Granted	4,188,950	21.40	—
Exercised	(1,833,377)	2.97	—
Forfeited	(798,866)	18.27	—

Outstanding as of December 31, 2012	10,416,358	$15.89	7.82

Granted	2,676,274	27.85	—
Exercised	(2,572,273)	8.99	—
Forfeited	(723,543)	22.98	—

Outstanding as of December 31, 2013	9,796,816	$20.44	7.79

Exercisable at December 31, 2013	4,091,832	$14.68	6.39

Vested and expected to vest at December 31, 2013	9,242,406	$20.19	7.73

The grant date weighted-average fair value per common stock option for the years ended December 31, 2013, 2012 and 2011 was approximately $12.64, $9.83 and $12.49, respectively. The total fair value of the common stock options that vested during the years ended December 31, 2013, 2012 and 2011 was approximately $22.5 million, $14.3 million and $5.8 million, respectively.

Proceeds from the exercise of common stock options were approximately $23.1 million, $5.5 million, and $9.5 million for the years ended December 31, 2013, 2012, and 2011, respectively. The total intrinsic value of common stock options exercised during 2013, 2012 and 2011 was approximately $51.9 million, $43.0 million and $145.9 million, respectively. The aggregate intrinsic value of fully vested common stock options outstanding as of December 31, 2013 is approximately $50.7 million. In addition, the aggregate intrinsic value of common stock options expected to vest as of December 31, 2013 is approximately $67.8 million. As a result of option exercises in certain jurisdictions in which the exercise reduced taxable income, the Company recorded an excess tax benefit from stock-based compensation of approximately $4.0 million, $4.8 million, and $2.4 million for the years ended December 31, 2013, 2012, and 2011, respectively.

The assumptions used in the Black-Scholes option pricing model are:

	Year Ended December 31,
	2013	2012	2011
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	0.9% - 1.7%	0.8% - 1.2%	1.1% - 2.7%
Expected volatility	46.6% - 47.7%	46.7% - 47.5%	45.3% - 47.0%
Expected term (all other grants, in years)	5.19 - 6.25	6.25	6.25

For the years ended December 31, 2013, 2012 and 2011, the Company recorded stock-based compensation expenses of approximately $23.9 million, $16.1 million and $9.0 million, respectively, related to common stock option grants. Included in stock-based compensation expense for the year ended December 31, 2013 and 2012 is a charge of approximately $0.9 million and $1.3 million, respectively, related to the modifications of certain common stock option awards of former employees.

As of December 31, 2013, there was $52.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested employee and non-employee director common stock options. The remaining cost is expected to be recognized over a weighted-average period of approximately 2.7 years.

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

The following provides a summary of the restricted stock unit activity for the Company as of the noted dates:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested as of January 1, 2011	40,820	$11.02

Granted	86,692	30.02
Vested	(40,820)	11.02
Forfeited	—	—

Unvested as of December 31, 2011	86,692	$30.02

Granted	225,795	22.36
Vested	(55,092)	29.63
Forfeited	(7,597)	27.97

Unvested as of December 31, 2012	249,798	$23.25

Granted	233,215	29.80
Vested	(93,842)	24.14
Forfeited	(16,719)	23.40

Unvested as of December 31, 2013	372,452	$27.12

For the years ended December 31, 2013, 2012 and 2011, the Company recorded stock-based compensation expenses of approximately $3.1 million, $2.1 million and $0.8 million, respectively, related to restricted stock units.

As of December 31, 2013, there was approximately $7.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock unit awards. The remaining cost is expected to be recognized over a weighted-average period of approximately 2.6 years.

Maximum Value Stock-settled Stock Appreciation Rights

The Company grants Maximum Value Stock-settled Stock Appreciation Rights (“MVSSSARs”) to its Swedish employees under the provisions of the 2010 Plan. MVSSSARs contain a predetermined cap on the maximum stock price at which point the instrument must be exercised. At exercise, employees holding MVSSSARs will receive shares of the Company’s common stock with a value equal to the difference between the exercise price and the current market price per share of the Company’s common stock, subject to a predetermined cap. The exercise price of MVSSSARs is determined by using the closing price of the Company’s common stock on the date of grant. Vesting is based on length of service. Stock-based compensation expense is amortized on a straight-line basis over the vesting period. The fair value of MVSSSARs is determined by utilizing a lattice model under the option pricing method. The key inputs to the lattice model are the current price of the Company’s common stock, the fair value of the Company’s common stock at date of grant, the maximum fair value at which the MVSSSARs must be exercised, the vesting period, the contractual term, the volatility, the risk-free interest rate, the employment termination rate and assumptions with respect to early exercise behavior.

The following provides a summary of the MVSSSAR activity for the Company as of the noted dates:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of January 1, 2011	—	$—

Granted	393,978	30.33
Exercised	—	—
Forfeited	(6,192)	35.43

Outstanding as of December 31, 2011	387,786	$30.25

Granted	454,225	21.04
Exercised	—	—
Forfeited	(58,461)	28.97

Outstanding as of December 31, 2012	783,550	$25.01

Granted	375,060	27.09
Exercised	(141,627)	24.75
Forfeited	(42,314)	25.72

Outstanding as of December 31, 2013	974,669	$25.81

For the years ended December 31, 2013, 2012 and 2011, the Company recorded stock-based compensation expenses of approximately $1.9 million, $1.1 million and $0.4 million, respectively, related to MVSSSARs.

As of December 31, 2013, there was approximately $4.2 million of total unrecognized compensation cost related to unvested MVSSSARs. The remaining cost is expected to be recognized over a weighted-average period of approximately 2.6 years.

For the year ended December 31, 2013, the Company settled 141,627 MVSSSARs by issuing 36,684 shares of the Company’s common stock. For the year ended December 31, 2012 and 2011, the Company did not settle any MVSSSARs. If settlement of all outstanding MVSSSARs had occurred on December 31, 2013 at the predetermined cap on the maximum stock price at which point the instrument must be exercised, the Company would have issued 356,867 shares of the Company’s common stock.

(12)	Shares Reserved for Future Issuance

At December 31, 2013, the Company had reserved a total of its authorized shares of common stock for issuance under its equity incentive plan and other classes of stock for future issuance as follows:

Granted and outstanding stock options, restricted stock units and MVSSSARs	10,526,135
Future issuance of stock options	2,830,773
Future issuance of preferred stock	10,000,000

In February 2014, the number of shares of common stock authorized for issuance under the 2010 Plan was automatically increased by 3,300,000 shares.

(13)	Benefits Plans

The Company sponsors a 401(k) savings plan covering substantially all U.S. employees who meet certain age and employment criteria. Employees may contribute up to the Internal Revenue Service maximum employee contribution each year. The Company has contributed up to a 3% non-elective contribution based on eligible employee earnings. The Company’s non-elective contributions are subject to a graded vesting schedule. The first 50% vests on the second anniversary of the employees hire date and the second 50% vest on the third anniversary of the employees hire date. In the foreign entities, the Company has defined contribution plans for the employees’ retirements who meet certain age, employment, and salary criteria. The Company’s benefit plans expense was approximately $6.9 million, $5.1 million and $3.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(14)	Comparison of Summarized Unaudited Quarterly Results

The following table sets forth certain unaudited quarterly financial information for fiscal 2013 and 2012. This data should be read together with the Company’s consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The Company has prepared the unaudited information on a basis consistent with its audited financial statements and have included all adjustments of a normal and recurring nature, which, in the opinion of management, are considered necessary to fairly present the Company’s revenue and operating expenses for the quarters presented. The Company’s historical operating results for any quarter are not necessarily indicative of results for any future period.

	For the Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Consolidated statement of operations data:
Revenue	$79,155	$85,801	$86,096	$137,485	$96,548	$108,007	$104,100	$161,795
Cost of revenue	9,461	9,817	10,247	13,764	14,356	14,594	14,942	17,931

Gross profit	69,694	75,984	75,849	123,721	82,192	93,413	89,158	143,864
Total operating expenses	77,472	78,338	77,619	97,189	98,953	102,505	92,557	111,190

Income (loss) from operations	(7,778)	(2,354)	(1,770)	26,532	(16,761)	(9,092)	(3,399)	32,674
Other income (expense), net	(1,394)	115	(1,676)	64	(1,451)	(469)	64	(666)

Income (loss) before income taxes	$(9,172)	$(2,239)	$(3,446)	$26,596	$(18,212)	$(9,561)	$(3,335)	$32,008
Benefit (provision) for income taxes	1,636	198	3,597	(13,331)	5,006	1,512	6,330	(23,727)

Net income (loss)	$(7,536)	$(2,041)	$151	$13,265	$(13,206)	$(8,049)	$2,995	$8,281

Net income (loss) per common share:
Basic	$(0.09)	$(0.02)	$0.00	$0.15	$(0.15)	$(0.09)	$0.03	$0.09
Diluted	$(0.09)	$(0.02)	$0.00	$0.15	$(0.15)	$(0.09)	$0.03	$0.09

EXHIBIT INDEX

Exhibit Number	Description of Document

3.2 (5)	Restated Certificate of Incorporation of Registrant

3.4 (1)	Amended and Restated Bylaws of the Registrant

4.2 (3)	Form of Registrant’s Common Stock Certificate

4.3 (1)	Investors’ Rights Agreement, dated November 17, 2004 and as amended on various dates, by and among the Registrant, certain stockholders and the investors listed on the signature pages thereto

4.3.A (5)	Amendment and Waiver of Notice Agreement, dated June 11, 2010, by and among the Registrant and certain investors listed on the signature pages thereto

10.11† (4)	Amended and Restated Employment Agreement, dated June 1, 2010, by and between the Registrant and Lars Björk

10.12† (4)	Amended and Restated Employment Agreement, dated June 1, 2010, by and between the Registrant and William Sorenson

10.13† (3)	Employment Agreement, dated May 2, 2005, by and between the Registrant and Leslie Bonney

10.13.A† (4)	Letter Agreement, dated June 1, 2010, by and between the Registrant and Leslie Bonney

10.14† (4)	Amended and Restated Employment Offer Letter, dated June 1, 2010, by and between the Registrant and Anthony Deighton

10.18† (1)	2004 Omnibus Stock Option and Award Plan

10.19† (1)	2007 Omnibus Stock Option and Award Plan

10.20† (1)	2010 Omnibus Equity Incentive Plan, as currently in effect

10.21 † (1)	Form of Notice of Stock Option Grant and Stock Option Agreement under 2010 Omnibus Equity Incentive Plan

10.21A † (6)	Form of US Employee Notice of Stock Option Grant and Stock Option Agreement under 2010 Omnibus Equity Incentive Plan

10.21B † (6)	Form of International Employee Notice of Stock Option Grant and Stock Option Agreement under 2010 Omnibus Equity Incentive Plan

10.21D † (10)	Form of Swedish Employee Notice of Maximum Value Stock-Settled Stock Appreciation Right Grant and Award Agreement under 2010 Omnibus Equity Incentive Plan

10.21E † (10)	Form of Notice of Employee Stock Unit Award and Stock Unit Terms and Conditions

10.27† (1)	Omnibus Stock Option and Award Plan Non-Qualified Stock Option Award Agreements granted to Lars Björk under the 2004 Omnibus Stock Option and Award Plan and the 2007 Omnibus Stock Option and Award Plan

10.27.A† (4)	Omnibus Stock Option and Award Plan Non-Qualified Stock Option Award Agreement granted to Lars Björk under the 2007 Omnibus Stock Option and Award Plan, dated May 21, 2010

10.28† (1)	2004, 2005 and 2009 Omnibus Stock Option and Award Plans and Sub-Plans for the UK Agreements granted to Leslie Bonney

10.28.A† (4)	2010 Omnibus Stock Option and Award Plan and Sub-Plan for the UK Agreement granted to Leslie Bonney, dated May 21, 2010

1

Exhibit Number	Description of Document

10.29† (1)	Omnibus Stock Option and Award Plan Non-Qualified Stock Option Award Agreements granted to Paul Wahl under the 2004 Omnibus Stock Option and Award Plan and 2007 Omnibus Stock Option and Award Plan

10.30† (1)	Omnibus Stock Option and Award Plan Non-Qualified Stock Option Award Agreement granted to William Sorenson under the 2007 Omnibus Stock Option and Award Plan

10.30.A† (4)	Omnibus Stock Option and Award Plan Non-Qualified Stock Option Award Agreement granted to William Sorenson under the 2007 Omnibus Stock Option and Award Plan, dated May 21, 2010

10.31† (4)	Omnibus Stock Option and Award Plan Non-Qualified Stock Option Award Agreement granted to John Gavin, Jr. under the 2007 Omnibus Stock Option and Award Plan

10.36 (1)	Lease, dated November 15, 2005, between the Registrant and Radnor Properties-SDC, L.P.

10.37 (1)	First Amendment to Lease, dated March 13, 2009, between the Registrant and Radnor Properties-SDC, L.P.

10.37.A (8)	Second Amendment to Lease dated as of November 23, 2010, by and between Radnor Properties – SDC, L.P. and the Registrant

10.42 (6)	Translation of Transfer Agreement of Transfer Agreement dated December 29, 2010 between QlikTech International AB and Sony Ericsson Mobile Communications AB (SEMC) and two separate lease agreements where by SEMC leased property from Fastighets AB Remulus Lund 3

10.43 (10)	Translation of Lease Agreements dated June 23, 2011 between QlikTech International AB and Fastighets AB Remulus Lund 3

10.44 (10)	Third Amendment to Lease dated as of November 23, 2010 by and between Radnor Properties — SDC, L.P. and the Registrant

10.45† (7)	Form of Indemnification Agreement

10.46† (7)	Employment Offer Letter, dated August 23, 2011, by and between the Registrant and Paul Farmer

10.47† (7)	Employment Offer Letter, dated May 31, 2013, by and between the Registrant and Diane Adams

10.48† (7)	Employment Offer Letter, dated June 2, 2013, by and between the Registrant and Timothy J. MacCarrick

10.49† (7)	Separation and Release Agreement, dated February 28, 2013, by and between the Registrant and Paul Farmer

10.50† (2)	Separation and Release Agreement, dated July 29, 2013, by and between the Registrant and William G. Sorenson

10.51 (9)	Fourth Amendment to Lease, dated August 13, 2013, by and between the Registrant and Radnor Properties-SDC, L.P.

10.52†*	Executive Severance Plan

21.1*	List of subsidiaries of the Registrant (including jurisdiction of organization and names under which subsidiaries do business)

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2

Exhibit Number	Description of Document

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2013, furnished in XBRL (eXtensible Business Reporting Language)).

†	Compensation arrangement
*	Filed herewith
**	The certification attached as Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.
(1)	Incorporated by reference to the same numbered exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-165844) filed on April 1, 2010.
(2)	Incorporated by reference to Exhibit 10.45 to the Registrant’s Current Report on Form 8-K (SEC File No. 001-34803) filed on July 29, 2013.
(3)	Incorporated by reference to the same numbered exhibit to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (SEC File No. 333-165844) filed on May 27, 2010.
(4)	Incorporated by reference to the same numbered exhibit to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 (SEC File No. 333-165844) filed on June 4, 2010.
(5)	Incorporated by reference to the same numbered exhibit to the Registrant’s Amendment No. 4 to Registration Statement on Form S-1 (SEC File No. 333-165844) filed on June 28, 2010.
(6)	Incorporated by reference to the same numbered exhibit to the Registrant’s Annual Report on Form 10-K (SEC File No. 001-34803) filed on March 16, 2011.
(7)	Incorporated by reference to the same numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 001-34803) filed on August 2, 2013.
(8)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 001-34803) filed on November 23, 2010.
(9)	Incorporated by reference to the same numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 001-34803) filed on November 1, 2013.
(10)	Incorporated by reference to the same numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 001-34803) filed on August 5, 2011.

3