Form 10-Q
period 2014-03-31
QLIK TECHNOLOGIES INC
filed 2014-05-02
CIK 1305294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Act).     Yes  ☐    No  ☒

As of April 25, 2014, there were 89,639,858 shares of the registrant’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

QLIK TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$253,279	$227,693
Accounts receivable, net of allowance for doubtful accounts of $985 and $1,442 respectively	123,941	162,009
Prepaid expenses and other current assets	19,060	16,296
Income tax receivable	649	—
Deferred income taxes	1,886	1,886

Total current assets	398,815	407,884
Property and equipment, net	24,169	21,500
Intangible assets, net	11,850	12,695
Goodwill	21,324	21,233
Deferred income taxes	2,151	2,107
Deposits and other noncurrent assets	3,239	2,503

Total assets	$461,548	$467,922

Liabilities and stockholders’ equity
Current liabilities:
Income taxes payable	$—	$2,634
Accounts payable	6,256	5,262
Deferred revenue	110,157	98,684
Accrued payroll and other related costs	39,541	46,780
Accrued expenses	28,956	29,495
Deferred income taxes	544	544

Total current liabilities	185,454	183,399
Long-term liabilities:
Deferred revenue	3,426	3,637
Deferred income taxes	894	894
Other long-term liabilities	7,970	7,822

Total liabilities	197,744	195,752
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 authorized, none issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized; 89,613,538 shares issued and outstanding at March 31, 2014 and 88,989,091 shares issued and outstanding at December 31, 2013	9	9
Additional paid-in-capital	282,961	265,711
Retained earnings (accumulated deficit)	(22,843)	3,037
Accumulated other comprehensive income	3,677	3,413

Total stockholders’ equity	263,804	272,170

Total liabilities and stockholders’ equity	$461,548	$467,922

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QLIK TECHNOLOGIES INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2014	2013
Revenue:
License revenue	$53,883	$52,652
Maintenance revenue	45,845	35,716
Professional services revenue	11,384	8,180

Total revenue	111,112	96,548
Cost of revenue:
License revenue	1,506	1,647
Maintenance revenue	3,057	2,872
Professional services revenue	13,476	9,837

Total cost of revenue	18,039	14,356

Gross profit	93,073	82,192
Operating expenses:
Sales and marketing	72,763	60,980
Research and development	17,046	15,480
General and administrative	26,761	22,493

Total operating expenses	116,570	98,953

Loss from operations	(23,497)	(16,761)
Other expense, net:
Interest income, net	35	32
Foreign exchange loss, net	(363)	(1,483)

Total other expense, net	(328)	(1,451)

Loss before (provision) benefit for income taxes	(23,825)	(18,212)
(Provision) benefit for income taxes	(2,055)	5,006

Net loss	$(25,880)	$(13,206)

Net loss per common share:
Basic and diluted	$(0.29)	$(0.15)
Weighted average number of common shares outstanding:
Basic and diluted	89,204,334	86,516,905

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QLIK TECHNOLOGIES INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended March 31,
	2014	2013
Net loss	$(25,880)	$(13,206)
Other comprehensive income (loss):
Foreign currency translation	264	(817)

Total comprehensive loss	$(25,616)	$(14,023)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QLIK TECHNOLOGIES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(25,880)	$(13,206)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,569	1,719
Stock-based compensation expense	7,838	5,989
Excess tax benefit from stock-based compensation	(3,445)	(4,181)
Other non-cash items	630	1,667
Changes in assets and liabilities:
Accounts receivable	37,737	41,096
Prepaid expenses and other assts	(3,542)	(1,973)
Income taxes	(3,283)	(15,684)
Deferred revenue	11,072	4,787
Accrued expenses and other liabilities	(4,327)	(5,507)

Net cash provided by operating activities	19,369	14,707
Cash flows from investing activities
Capital expenditures	(3,407)	(2,762)

Net cash used in investing activities	(3,407)	(2,762)
Cash flows from financing activities
Proceeds from exercise of common stock options	5,968	4,002
Excess tax benefit from stock-based compensation	3,445	4,181
Borrowings on line of credit, net	—	182

Net cash provided by financing activities	9,413	8,365
Effect of exchange rates on cash and cash equivalents	211	(1,279)

Net increase in cash and cash equivalents	25,586	19,031
Cash and cash equivalents, beginning of period	227,693	195,803

Cash and cash equivalents, end of period	$253,279	$214,834

Supplemental cash flow information:
Cash paid during the period for income taxes	$2,185	$5,530

Non-cash investing activities:
Tenant improvement allowances received under operating lease	$1,048	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QLIK TECHNOLOGIES INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

Qlik Technologies Inc. (“We”, “Qlik” or the “Company”) has pioneered a powerful, user-driven business intelligence (“BI”) solution that enables its customers to make better and faster business decisions, wherever they are. The Company’s Business Discovery platform helps people create and share insights and analysis in groups and across organizations. Business users can explore data, ask and answer their own stream of questions and follow their own path to insight on their own and in teams and groups. Through its wholly-owned subsidiaries, the Company sells software solutions that are powered by the Company’s in-memory engine which maintains associations in data and calculates aggregations rapidly, as needed. The Company’s Business Discovery platform is designed to give customers significant improvements in usability, flexibility and performance at lower costs compared to traditional BI solutions.

(2)	Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K (file number 001-34803), filed with the Securities and Exchange Commission (“SEC”) on February 28, 2014. Since the date of those financial statements, there have been no material changes to the Company’s significant accounting policies.

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated. Prior year amounts have been reclassified where appropriate to conform to the current year classification for comparative purposes.

Interim Financial Statements

These interim consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) on the same basis as the audited consolidated financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2014 and, in the opinion of management, include all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position at March 31, 2014, the results of operations and comprehensive loss for the three months ended March 31, 2014 and 2013 and cash flows for the three months ended March 31, 2014 and 2013. The results of operations for the three months ended March 31, 2014 and 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other future periods. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted under the SEC’s rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2013. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and, therefore, do not include all information and footnotes required by U.S. GAAP for complete financial statements.

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

Stock-Based Compensation

The Company recognizes the cost of stock-based compensation based on the fair value of those awards at the date of grant over the requisite service period on a straight line basis. The Company uses the Black-Scholes-Merton (“Black-Scholes”) option pricing model to determine the fair value of common stock option awards and Stock-settled Stock Appreciation Rights (“SSARs”). The fair value of a restricted stock unit is determined by using the fair value of the Company’s common stock on the date of grant. The fair value of Maximum Value Stock-settled Stock Appreciation Rights (“MVSSSARs”) is determined by utilizing a lattice model under the option pricing method. Stock-based compensation plans, related expenses and assumptions used in the Black-Scholes option pricing model and the lattice model under the option pricing method are more fully described in Note 8 to these consolidated financial statements. Stock-based compensation expense is recorded within cost of revenue, sales and marketing, research and development and general and administrative expenses in the consolidated statements of operations.

The following table sets forth the total stock-based compensation expense included in the unaudited consolidated statements of operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Cost of revenue	$556	$608
Sales and marketing	4,107	2,965
Research and development	811	740
General and administrative	2,364	1,676

	$7,838	$5,989

Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(in thousands, except share and per share data)
Basic and diluted net loss per common share calculation:
Net loss	$(25,880)	$(13,206)
Weighted average common shares outstanding:
Basic and diluted	89,204,334	86,516,905
Net loss per common share:
Basic and diluted	$(0.29)	$(0.15)

Diluted net loss per common share for the three months ended March 31, 2014 and 2013 does not reflect the potential issuance of common shares underlying the following securities as the effect would be anti-dilutive:

	Three Months Ended March 31,
	2014	2013
Common stock options and SSARs	9,153,348	10,156,068
Restricted stock units	484,805	249,798
MVSSSARs	375,903	303,396

	10,014,056	10,709,262

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

In July 2013, the FASB amended its guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. This guidance is effective for fiscal periods beginning after December 15, 2013. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.

(3)	Acquisitions

On October 3, 2013, the Company acquired the ongoing operations of its Italian master reseller (“QlikTech Italy”) that specializes in the distribution of QlikView software and provides maintenance and consulting services related to that software. The Company purchased QlikTech Italy for a total maximum purchase price of approximately 7.5 million euros (approximately $10.2 million based on an exchange rate of 1.355 on October 3, 2013). The total maximum purchase price included approximately $1.4 million of contingent consideration payable upon the achievement of certain revenue targets as set forth in the purchase agreement. At the purchase date, the Company estimated approximately $0.2 million of contingent consideration would be payable based upon the achievement of certain revenue targets, and therefore, this amount was included in the purchase price. The results of operations and financial position of QlikTech Italy are included in the Company’s consolidated financial statements from and after the date of acquisition. The inclusion of QlikTech Italy did not have a material impact on the Company’s consolidated financial results for the three months ended March 31, 2014. Had the acquisition occurred as of the beginning of the periods presented in these consolidated financial statements, the pro forma statements of operations would not be materially different than the consolidated statements of operations presented.

During the three months ended March 31, 2014, the Company completed the purchase price allocation for QlikTech Italy including the valuation of intangible assets acquired, deferred revenue assumed and deferred income taxes. The adjustments from the preliminary purchase price allocation were immaterial.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at October 3, 2013 based on an exchange rate of 1.355 (in thousands):

Cash	$—
Other assets	63
Property and equipment	421
Liabilities assumed	(1,485)

Net liabilities assumed	$(1,001)
Deferred tax liability	(959)
Intangible assets	2,033
Goodwill	8,907

Total purchase price	$8,980

Of the total purchase price, approximately $2.0 million has been allocated to finite-lived intangible assets acquired, which consists of the value assigned to QlikTech Italy’s customer relationships. The value assigned to QlikTech Italy’s customer relationships was determined based on the acquired existing customer revenue base, an estimated growth rate on the existing revenue base, an estimated attrition rate and the estimated net cash flows to be generated by this existing customer base, which is discounted to reflect the level of risk associated with receiving future cash flows attributable to the customer relationships. The Company will amortize the customer relationships on a straight-line basis over an estimated useful life of nine years. The amortization of intangible assets is not expected to be deductible for income tax purposes.

Goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. The Company believes the goodwill related to the acquisition was a result of the expected synergies to be realized from combining operations and is not expected to be deductible for income tax purposes.

(4)	Goodwill and Other Intangible Assets

The Company tests goodwill resulting from acquisitions for impairment annually on October 1, or whenever events or changes in circumstances indicate an impairment. There was no impairment in the three months ended March 31, 2014 and 2013. The change in goodwill in the consolidated balance sheet as of March 31, 2014 from December 31, 2013 was primarily due to the effect of foreign currency translation.

The following table provides information regarding the Company’s intangible assets subject to amortization:

	March 31, 2014			December 31, 2013
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
			(in thousands)
Acquired technology	$13,400	$(3,672)	$9,728	$13,442	$(3,020)	$10,422
Customer relationships and other identified intangible assets	2,777	(810)	1,967	2,775	(690)	2,085
Trade names	390	(235)	155	391	(203)	188

Total	$16,567	$(4,717)	$11,850	$16,608	$(3,913)	$12,695

The change in intangible assets in the consolidated balance sheet as of March 31, 2014 from December 31, 2013 was due to the amortization of intangible assets and the effect of foreign currency translation. Amortization of intangible assets was approximately $0.8 million and $0.3 million for the three months ended March 31, 2014 and 2013, respectively. The estimated aggregate amortization expense for each of the succeeding years is as follows: $2.3 million for the remainder of 2014; $2.9 million in 2015; $2.9 million in 2016; $2.2 million in 2017; $0.7 million in 2018; and $0.9 million thereafter through 2022. The weighted average amortization period for all intangible assets is approximately 5.4 years.

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

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company. The following table sets forth the Company’s assets and liabilities that were measured at fair value as of March 31, 2014 and December 31, 2013, by level within the fair value hierarchy:

	Amounts at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
As of March 31, 2014
Assets
Cash and cash equivalents	$253,279	$253,279	$—	$—
Liabilities
Accrued contingent consideration	$2,256	$—	$—	$2,256
As of December 31, 2013
Assets
Cash and cash equivalents	$227,693	$227,693	$—	$—
Liabilities
Accrued contingent consideration	$2,263	$—	$—	$2,263

A reconciliation of the beginning and ending balances of acquisition related accrued contingent consideration using significant unobservable inputs (Level 3) for the three months ended March 31, 2014 follows (in thousands):

Accrued contingent consideration as of December 31, 2013	$2,263
Acquisition date fair value of contingent consideration	—
Change in fair value of contingent consideration	(7)
Payment of contingent consideration	—

Accrued contingent consideration as of March 31, 2014	$2,256

The accrued contingent consideration liability is related to maximum acquisition contingent consideration of approximately $3.5 million that is payable based on the achievement of certain product development milestones related to the NComVA AB acquisition in the second quarter of 2013 and based on the achievement of certain revenue targets related to the QlikTech Italy acquisition. The change in fair value of the contingent consideration is primarily due to foreign currency translation during the three months ended March 31, 2014.

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill. These items are recognized at fair value in the period in which an acquisition is completed, or when they are considered to be impaired. During the year ended December 31, 2013, the Company completed the acquisition of NComVA AB and QlikTech Italy (See Note 3), and recorded the fair value of the assets acquired and liabilities assumed on the date of acquisition. These non-recurring fair value measurements, primarily for intangible assets acquired, were based on Level 3 unobservable inputs. There were no other non-recurring fair value adjustments recorded during the three months ended March 31, 2014.

(6)	(Provision) Benefit for Income Taxes

In accordance with FASB Accounting Standards Codification 740, Income Taxes, each interim period is considered integral to the annual period and tax expense is measured using an estimated annual effective tax rate. An entity is required to record income tax expense each quarter based on its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis, as adjusted for discrete taxable events that occur during the interim period. If, however, the entity is unable to reliably estimate its annual effective tax rate, then the actual effective tax rate on a year-to-date basis may be the best annual effective tax rate estimate. For the three months ended March 31, 2014, the Company determined that it was no longer able to make a reliable estimate of the annual effective tax rate in the U.S., as relatively small changes in its projected income or loss produce a significant variance in its annual effective tax rate in this jurisdiction. Therefore, the Company recorded tax expense in the U.S., for the three months ended March 31, 2014 based on the actual effective rate for the three months ended March 31, 2014. The effective tax rate for all other jurisdictions for the three months ended March 31, 2014 and for all jurisdictions in the three months ended March 31, 2013, was calculated based on an estimated annual effective tax rate plus discrete items.

For the three months ended March 31, 2014, the Company recorded a provision for income taxes of approximately $2.1 million that resulted in an effective tax rate of (8.6%) compared to a benefit of approximately $5.0 million, or an effective tax rate of 27.5% in the three months ended March 31, 2013. As of March 31, 2014, a full valuation allowance has been recorded against its U.S. and Swedish deferred tax assets, based on an analysis of positive and negative evidence, including projected three-year cumulative losses through December 31, 2014. The effective tax rate for the three months ended March 31, 2014 reflects the effect of benefits from a foreign rate differential offset by the effects of permanent differences and the changes in the valuation allowance on deferred tax assets. The effective tax rate for the three months ended March 31, 2013 reflects the effects of benefits from a foreign rate differential and discrete items offset by the effects of permanent differences and changes in the valuation allowance on deferred tax assets. The primary differences between the effective tax rates for the three months ended March 31, 2014 and 2013 are the increases in the valuation allowances against deferred tax assets, the impact of the permanent differences, and discrete items.

The Company’s liability for unrecognized tax benefits (including penalties and interest) was approximately $2.8 million and $2.4 million as of March 31, 2014 and December 31, 2013, respectively. The Company does not expect that the total amount of unrecognized tax benefits will change significantly during the next twelve months. See Note 7 to the audited consolidated financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2014, for more detailed information regarding unrecognized tax benefits.

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

The following geographic data includes revenues generated by subsidiaries located within that geographic region. The Company’s revenues were generated in the following geographic regions for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
The Americas	$36,852	$33,372
Europe	62,773	53,676
Rest of world	11,487	9,500

	$111,112	$96,548

(8)	Stock-Based Compensation

The Company’s 2010 Equity Incentive Plan (“2010 Plan”) took effect on the effective date of the registration statement, July 16, 2010, for the Company’s initial public offering (“IPO”). The Company initially reserved 3,300,000 shares of its common stock for issuance under the 2010 Plan. The number of shares reserved for issuance under the 2010 Plan will be increased automatically on January 1st of each year by a number equal to the smallest of (i) 3,300,000 shares; (ii) 3.75% of the shares of common stock outstanding at that time; or (iii) a number of shares determined by the Company’s Board of Directors. In February 2014, the Board of Directors of the Company authorized an automatic increase to the 2010 Plan equal to 3,300,000 shares. As of March 31, 2014, there were 6,018,405 shares of common stock available for issuance under the 2010 Plan.

Common Stock Options and SSARs

The following provides a summary of the common stock option activity for the Company for the three months ended March 31, 2014:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2014	9,796,816	$20.44	7.79
Granted	202,198	$27.77
Exercised	(605,007)	$9.86
Forfeited	(390,659)	$22.00

Outstanding as of March 31, 2014	9,003,348	$21.25	7.63	$57,308

Exercisable at March 31, 2014	4,009,508	$16.35	6.37	$43,191
Vested at March 31, 2014 and expected to vest in future periods	8,511,720	$21.04	7.57	$55,834

For the three months ended March 31, 2014, the Company granted 150,000 SSARs at an exercise price of $30.00 per SSAR, having an aggregate grant date fair value of $1.8 million. The grant date fair value per SSAR for the three months ended March 31, 2014 was $12.11. Stock-based compensation expense is amortized on a straight-line basis over the vesting period. For the three months ended March 31, 2013, the Company did not grant any SSARs.

The grant date weighted-average fair value per common stock option for the three months ended March 31, 2014 and 2013 was $11.40 and $10.67, respectively.

Proceeds from the exercise of common stock options were approximately $6.0 million and $4.0 million for the three months ended March 31, 2014 and 2013, respectively. The total intrinsic value of common stock options exercised during the three months ended March 31, 2014 and 2013 was approximately $11.6 million and $12.9 million, respectively. As a result of expected full year taxable income in certain tax jurisdictions, the Company recorded an excess tax benefit from stock-based compensation of approximately $3.4 million and $4.2 million for the three months ended March 31, 2014 and 2013, respectively.

The assumptions used in the Black-Scholes option pricing model are:

	Three Months Ended March 31,
	2014	2013
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	1.5% - 1.8%	1.0% - 1.1%
Expected volatility	43.2% - 44.9%	47.6% - 47.7%
Expected life (in years)	5.16	6.25

The Company uses the Black-Scholes option-pricing model to value common stock option awards and SSARs. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected term of the stock-based compensation awards and stock price volatility. The Company uses blended volatility to estimate expected volatility. Blended volatility includes a weighting of the Company’s historical volatility from the date of its IPO to the respective grant date and an average of the Company’s peer group historical volatility consistent with the expected term of the common stock option. The Company’s peer group volatility includes the historical volatility of certain companies that share similar characteristics in terms of revenue size and industry. The Company expects to continue to use a larger proportion of its own stock price volatility in future periods as it develops additional experience of its own common stock price fluctuations considered in relation to the expected term of the common stock option. For common stock options granted prior to the third quarter of 2013, the Company based the expected term on the simplified method. Beginning in the third quarter of 2013, the Company began using its historical activity related to common stock option exercises and post-vesting forfeitures in order to estimate the expected term of its common stock option awards, as the Company believes it now has a sufficient amount of experience to provide a reasonable basis for the calculation of the expected term. This change in estimate did not have a material impact on the results of operations for 2013 or for the three months ended March 31, 2014. The risk-free interest rate used to value common stock option awards is based on the U.S. Treasury yield curve with a remaining term equal to the expected term assumed at the grant date. The assumptions used in calculating the fair value of stock-based compensation awards represent management’s best estimate and involve inherent uncertainties and the application of management judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different in the future.

For the three months ended March 31, 2014 and 2013, the Company recorded stock-based compensation expenses of approximately $6.2 million and $5.0 million, respectively, related to common stock option grants and SSARs.

As of March 31, 2014, there was approximately $49.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested employee and non-employee director common stock options and SSARs. The remaining cost is expected to be recognized over a weighted-average period of approximately 2.6 years.

Restricted Stock Units

The following provides a summary of the restricted stock unit activity for the Company for the three months ended March 31, 2014:

	Number of Shares Underlying Outstanding Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding as of January 1, 2014	372,452	$27.12
Granted	138,654	28.91
Vested	(2,500)	23.99
Forfeited	(23,801)	20.74

Unvested as of March 31, 2014	484,805	$27.96

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

For the three months ended March 31, 2014 and 2013, the Company recorded stock-based compensation expenses of approximately $1.1 million and $0.6 million, respectively, related to restricted stock unit awards.

As of March 31, 2014, there was approximately $9.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units. The remaining cost is expected to be recognized over a weighted-average period of approximately 2.3 years.

MVSSSARs

The following provides a summary of the MVSSSARs activity for the Company for the three months ended March 31, 2014:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of January 1, 2014	974,669	$25.81
Granted	162,836	27.31
Exercised	(51,004)	19.81
Forfeited	(67,272)	25.98

Outstanding as of March 31, 2014	1,019,229	$26.34

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

For the three months ended March 31, 2014 and 2013, the Company recorded stock-based compensation expenses of approximately $0.5 million and $0.4 million, respectively, related to MVSSSARs.

As of March 31, 2014, there was approximately $4.5 million of total unrecognized compensation cost related to unvested MVSSSARs. The remaining cost is expected to be recognized over a weighted-average period of approximately 2.5 years.

For the three months ended March 31, 2014, the Company settled 51,004 MVSSSARs by issuing 16,940 shares of the Company’s common stock. For the three months ended March 31, 2013, the Company settled 5,971 MVSSSARs by issuing 1,536 shares of the Company’s common stock. If settlement of all outstanding MVSSSARs had occurred on March 31, 2014 at the predetermined cap on the maximum stock price at which point the instrument must be exercised, the Company would have issued 375,903 shares of the Company’s common stock.

(9)	Commitments and Contingencies

There have been no material changes to the Company’s commitments and contingencies from the information provided in Note 9 of the Notes to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 28, 2014. This Quarterly Report on Form 10-Q, except for historical financial information contained herein, contains forward-looking statements, including, but not limited to, statements regarding the value and effectiveness of our products, the introduction of product enhancements or additional products and our growth, expansion and market leadership, that involve risks, uncertainties, assumptions and other factors which, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements containing the words “predicts,” “plan,” “expects,” “focus,” “anticipates,” “believes,” “goal,” “target,” “estimate,” “potential,” “may,” “will,” “might,” “momentum,” “can,” “could,” “seek” and similar words. We intend all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected in such statements due to various factors, including but not limited to:

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

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided to help provide an understanding of our financial condition and results of operations. This item of our Quarterly Report on Form 10-Q is organized as follows:

•	Overview including Key Financial Metrics and Trends. This section provides a general description of our business, the key financial metrics that we use in assessing our performance, and anticipated trends that we expect to affect our financial condition and results of operations.

•	Consolidated Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2014 and 2013.

•	Foreign Exchange Rates. This section discusses the impact of foreign exchange rate fluctuations for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

•	Seasonality. This section discusses the seasonality in the sale of our products and services.

•	Acquisitions. This section discusses recent acquisitions and how we account for them.

•	Liquidity and Capital Resources. This section provides an analysis of our cash flows for the three months ended March 31, 2014 and 2013, a discussion of our capital requirements, and the resources available to us to meet those requirements.

•	Critical Accounting Policies and Estimates. This section discusses accounting policies that are considered important to our financial condition and results of operations. These accounting policies require significant judgment or require estimates on our part in applying them. Our significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 2 to the unaudited consolidated financial statements.

•	Contractual Obligations and Commitments. This section discusses contractual obligations and commitments expected to have an effect on our liquidity and cash flow in future periods.

•	Off-Balance Sheet Arrangements. This section discusses off-balance sheet arrangements expected to have an effect on our liquidity and cash flow in future periods.

•	Inflation. This section discusses how inflation could impact our financial condition and results of operations.

•	Recent Accounting Pronouncements. This section provides for recent accounting pronouncements that could impact our financial condition and results of operations.

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

We have grown our customer base to approximately 32,000 active customers as of March 31, 2014 and increased our revenue at approximately a 28% compound annual growth rate from January 1, 2010 through March 31, 2014. During the three months ended March 31, 2014, our solution addressed the needs of a diverse range of customers from middle market customers to large enterprises such as AAF International Company Inc. (American Air Filter), Analogic Corporation, Children’s Hospital of Wisconsin, Deutsche Börse AG, Harbour Industries, Inc., New Hanover Regional Medical Center, Nestlé Nederland BV, Palmetto Health, Roadchef Limited, Sunstar Americas, Inc., and Tupperware. We currently have customers in over 100 countries and, for the three months ended March 31, 2014 and 2013, approximately 72% and 71%, respectively, of our revenue was derived internationally.

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

We license our Business Discovery platform under perpetual licenses which generally include one year of maintenance as part of the initial purchase price of the product. Our customers can renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. For the three months ended March 31, 2014, our total revenue was comprised of 49% license revenue, 41% maintenance revenue and 10% professional services revenue. For the three months ended March 31, 2013, our total revenue was comprised of 55% license revenue, 37% maintenance revenue and 8% professional services revenue. Total billings from our OEM relationships accounted for approximately 8% of our total billings during the three months ended March 31, 2014 and 2013. Additionally, our online Qlik Community provides us with a loyal and growing network of users who promote our software, provide support for other users and contribute valuable insights and feedback for our product development efforts.

To complement our Business Discovery platform, we have developed a differentiated business model that has the following attributes:

•	Broad User Focus – marketing and selling our software products directly to the business user by providing an easy-to-use platform that can be used with minimal training.

•	Low Risk Rapid Product Adoption – providing a low risk alternative to costly, all-or-nothing, enterprise-wide deployment requirements.

•	“Land and Expand” Customer Approach – initially targeting specific business users or departments in an organization to create a loyal user base that promotes broad adoption of our software products across an organization.

•	Globally Diversified Distribution Model – employing a multi-pronged international sales approach that leverages a direct sales force and partner network.

•	Community-Based Marketing and Support – augmenting our development, marketing and support efforts through our online Qlik Community.

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

From a risk perspective, we have had to deal with the impact of the recessionary global environment during the past several years and the unsettled global economic environment could affect our operating results in future periods. Approximately 72% of our revenue during the three months ended March 31, 2014 was derived internationally, of which 57% was derived in Europe. Approximately 71% of our revenue during the three months ended March 31, 2013 was derived internationally, of which 56% was derived in Europe. We have faced pricing pressure from some of our competitors and we seek to minimize the impact by demonstrating the value delivered by QlikView in comparison to these other BI products. In addition, as we continue to further penetrate the enterprise market and the size and complexity of our sales opportunities continue to expand, we have seen an increase in the average length of time in our sales cycles. As a result, we seek to improve the management of our sales pipeline in response to these dynamics. Also, the recent growth in our business has required the continued hiring of experienced staff across all of our geographic territories. To aid this effort we have focused on improving our local recruiting initiatives, as well as on developing further internal training programs to prepare employees for greater responsibilities.

We believe global economic conditions remain unstable and have contributed to an increase in the average length of time in our sales cycles. In addition, these conditions may result in an increase in the average length of time it takes to collect outstanding accounts receivable.

Key Financial Metrics and Trends

Revenues

Our revenue is comprised of license, maintenance and professional services. We license our software under perpetual licenses which generally include one year of maintenance as part of the initial purchase price of the product. License revenue reflects the revenue recognized from sales of licenses to new customers and additional licenses to existing customers. Billings to existing customers for license and first year maintenance were approximately 62% for the three months ended March 31, 2014 and 65% for the three months ended March 31, 2013. Based upon our land and expand sales strategy, we expect that on an annual basis the contribution of license and first year maintenance from existing customers will continue to exceed the contribution of license and first year maintenance from new customers. Customers can renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. Current customers with maintenance agreements are entitled to receive unspecified upgrades and enhancements when and if they become available. We have experienced growth in maintenance revenue primarily due to increased license sales and growth in our customer base and high retention of those customers. In the three months ended March 31, 2014 and 2013, our annual maintenance renewal rates were greater than 90%. Professional services revenue is comprised of training, installation and other consulting revenues, and represented approximately 10% of total revenues for the three months ended March 31, 2014 and 8% of total revenues for the three months ended March 31, 2013. We do not expect the percentage contribution to change significantly during the near term. The contribution from our partner network has grown over time and we anticipate that revenues from partners will continue to be more than 50% of total revenues. Given the size of the U.S. market and our current penetration there, we expect that the U.S. will represent our largest growth opportunity in terms of absolute U.S. dollars during the near term and will likely be an important contributor to future revenue growth. Due to the global diversity of our customer base, our results are impacted by movements in the currencies of the major territories in which we operate. The primary foreign currencies generally impacting our results are the Swedish kronor, the euro and the British pound. Inflation and changing prices had no material effect on our revenue or income from operations during the three months ended March 31, 2014 and 2013.

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

Stock-Based Compensation. Stock-based compensation expense is based on the fair value of those awards at the date of grant. We use the Black-Scholes-Merton (“Black-Scholes”) option pricing model to determine the fair value of common stock option awards and Stock-settled Stock Appreciation Rights (“SSARs”). The fair value of a restricted stock unit is determined by using the fair value of our common stock on the date of grant. The estimated fair value of Maximum Value Stock-settled Stock Appreciation Rights (“MVSSSARs”) is determined by utilizing a lattice model under the option pricing method. The estimated fair value of stock-based compensation awards on the date of grant is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense is recorded within cost of revenue, sales and marketing, research and development and general and administrative expenses.

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

(Provision) Benefit for Income Taxes

(Provision) benefit for income taxes primarily consists of corporate income taxes related to income at our U.S. and international subsidiaries. The provision includes amounts for U.S. federal, state and foreign income taxes.

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

Impact of Foreign Currency Translation

Approximately 71% and 69% of our operating revenues for the three months ended March 31, 2014 and 2013, respectively, were earned in foreign denominated currencies, including the euro, the British pound and the Swedish kronor. We continue to monitor our foreign exchange risk in part through operational means, including monitoring the proportion of same-currency revenues in relation to same-currency costs and the proportion of same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, changes in those currencies relative to the U.S. dollar will impact our revenues and expenses. If the U.S. dollar weakens against a specific foreign currency, our revenues will increase having a positive impact on net income, and our overall expenses will increase, having a negative impact on net income. Likewise, if the U.S. dollar strengthens against a specific foreign currency, our revenues will decrease having a negative impact on net income, and our overall expenses will decrease, having a positive impact on net income. Therefore, significant shifts in foreign currencies can impact our short-term results, as well as our long-term forecasts and targets.

Foreign currency exchange rate fluctuations positively impacted total revenue for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 by approximately $1.1 million, principally driven by the weakening of the U.S. dollar relative to the euro and the British pound. Total cost of revenue and operating expenses for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 were negatively impacted as a result of foreign exchange rate fluctuations by approximately $0.7 million, principally driven by the weakening of the U.S. dollar relative to the euro and the British pound.

Foreign currency exchange rate fluctuations negatively impacted total revenue for the three months ended March 31, 2013 compared to the same period in 2012 by less than $0.1 million. Total cost of revenue and operating expenses for the three months ended March 31, 2013 compared to the same period in 2012 were negatively impacted as a result of foreign currency exchange rate fluctuations by approximately $1.1 million principally driven by the weakening of the U.S. dollar relative to the Swedish kronor.

Consolidated Results of Operations

Comparison of the Three Months Ended March 31, 2014 and 2013

Revenue

The following table sets forth revenue by source:

	Three Months Ended March 31,
	2014		2013
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period to Period Change
	(unaudited) (dollars in thousands)
Revenue:
License revenue	$53,883	48.5%	$52,652	54.5%	$1,231	2.3%
Maintenance revenue	45,845	41.3%	35,716	37.0%	10,129	28.4%
Professional services revenue	11,384	10.2%	8,180	8.5%	3,204	39.2%

Total revenue	$111,112	100.0%	$96,548	100.0%	$14,564	15.1%

Revenue was approximately $111.1 million for the three months ended March 31, 2014 compared to approximately $96.5 million for the three months ended March 31, 2013, an increase of 15.1%. Total revenue for the three months ended March 31, 2014 was positively impacted by approximately $1.1 million by foreign currency rate fluctuations, principally driven by the weakening of the U.S. dollar relative to the euro and the British pound. The increase in revenue from the prior year period was primarily driven by revenue growth in the Americas (includes North America and South America), the United Kingdom, Rest of World (includes Asia-Pacific, Middle East and Africa) and Spain, which grew by 10.4%, 29.9%, 20.9% and 68.7%, respectively, and contributed approximately $10.5 million in incremental total revenue. License revenue grew by approximately $1.2 million, or 2.3%. There was no material change in the pricing for our product during the year. Revenue growth was achieved primarily due to volume growth as new customers acquired our product for the first time, along with additional license purchases by our existing customers. During the three months ended March 31, 2014, we closed 101 contracts that had total license and first year’s maintenance exceeding $100,000, compared to 88 contracts for the same period last year. Included in the deals exceeding $100,000, we closed 28 contracts that had total license and first year’s maintenance exceeding $250,000, compared to 32 contracts for the same period last year. Included in the deals exceeding $250,000, we closed one contract that had total license and first year’s maintenance exceeding $1.0 million, compared to three contracts for the same period last year. Amounts invoiced to existing customers represented a larger share of total billings during the three months ended March 31, 2014, approximately 79%, resulting from our “land and expand” sales strategy, compared to approximately 78% during the three months ended March 31, 2013. Billings from our indirect partner channel for license and first year maintenance were approximately 57% of total license and first year maintenance billings for the three months ended March 31, 2014 compared to approximately 63% for the three months ended March 31, 2013. Maintenance revenues grew by 28.4% during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 driven by annual maintenance renewal rates of greater than 90% and an increase in our customer base. Professional services revenue grew 39.2% during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to growth in consulting and training revenue, resulting from an increase in our customer base and expanded penetration in certain large customers. The revenue growth during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 may not be indicative of our future revenue growth, if any.

Cost of Revenue and Gross Profit

The following table sets forth cost of revenue and gross profit for each revenue source:

	Three Months Ended March 31,
	2014		2013
	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Period to Period Change
	(unaudited)
	(dollars in thousands)
Cost of Revenue:
Cost of license revenue	$1,506	2.8%	$1,647	3.1%	$(141)	-8.6%
Cost of maintenance revenue	3,057	6.7%	2,872	8.0%	185	6.4%
Cost of professional services revenue	13,476	118.4%	9,837	120.3%	3,639	37.0%

Total cost of revenue	$18,039	16.2%	$14,356	14.9%	$3,683	25.7%

Gross Profit:
License revenue	$52,377	97.2%	$51,005	96.9%	$1,372	2.7%
Maintenance revenue	42,788	93.3%	32,844	92.0%	9,944	30.3%
Professional services revenue	(2,092)	-18.4%	(1,657)	-20.3%	(435)	26.3%

Total gross profit	$93,073	83.8%	$82,192	85.1%	$10,881	13.2%

Cost of revenue was approximately $18.0 million for the three months ended March 31, 2014 compared to approximately $14.3 million for the three months ended March 31, 2013, an increase of approximately $3.7 million, or 25.7%. Total cost of revenue for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was negatively impacted as a result of foreign currency exchange rate fluctuations by approximately $0.1 million. Cost of license revenue largely consists of referral fees paid to third parties in connection with software license sales and the amortization of technology related intangible assets acquired. Referral fees decreased approximately $0.2 million and amortization of intangible assets increased approximately $0.1 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. Cost of maintenance revenue increased approximately $0.2 million for the three months ended March 31, 2014 as compared to the same period in 2013. In anticipation of continued growth in our current customer base, we increased headcount in our support organization which increased personnel costs by approximately $0.2 million. Cost of professional services revenue increased approximately $3.6 million for the three months ended March 31, 2014 as compared to the same period in 2013 largely due to increased personnel costs of approximately $2.1 million. In addition, we had an increase in outside contractor costs and other cost of professional services revenue of approximately $1.1 million, an increase in travel and entertainment costs of approximately $0.3 million and an increase in facility and infrastructure costs of approximately $0.1 million as we continue to invest in our services organization.

Total gross profit increased approximately $10.9 million, or 13.2%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 largely due to an increase in total revenue of approximately $14.6 million, or 15.1%. The increase in our total gross profit during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 may not be indicative of our future gross profit. For the three months ended March 31, 2014, total gross margin decreased to 83.8% from 85.1% for the three months ended March 31, 2013. The decrease in our total gross margin from the prior year period is primarily due to professional services revenue, which represented a larger portion of total revenue when compared to the prior year period. The total gross margin during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 may not be indicative of our future gross margin.

Operating Expenses

The following table sets forth operating expenses as a percentage of revenue:

	Three Months Ended March 31,
	2014		2013
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period to Period Change
	(unaudited)
	(dollars in thousands)
Operating expenses:
Sales and marketing	$72,763	65.5%	$60,980	63.2%	$11,783	19.3%
Research and development	17,046	15.3%	15,480	16.0%	1,566	10.1%
General and administrative	26,761	24.1%	22,493	23.3%	4,268	19.0%

Total operating expenses	$116,570	104.9%	$98,953	102.5%	$17,617	17.8%

Sales and Marketing. Sales and marketing expenses increased approximately $11.8 million, or 19.3% for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. Sales and marketing expenses for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 were negatively impacted as a result of foreign currency exchange rate fluctuations by approximately $0.3 million. The period over period increase in sales and marketing expenses was primarily attributable to an increase in personnel and commission costs of approximately $9.4 million (including a $1.1 million increase in stock-based compensation), reflecting higher employee headcount and higher variable compensation resulting from increased license revenue. In addition, we had an increase in outside consulting costs and other sales and marketing costs of approximately $2.1 million, an increase of approximately $0.2 million in travel and entertainment costs and an increase in facility and infrastructure costs of approximately $0.1 million to support global expansion.

Research and Development. Research and development expenses increased by approximately $1.5 million or 10.1% during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. Research and development expenses for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 were not significantly impacted by foreign currency exchange rate fluctuations. The period over period increase in research and development expenses was primarily attributable to higher personnel costs of approximately $1.0 million (including a $0.1 million increase in stock-based compensation) as we continued the development of the next generation of our Business Discovery platform. The increase in research and development expenses also reflects an increase in other research and development costs of $0.4 million and an increase in travel and entertainment costs of approximately $0.1 million.

General and Administrative. General and administrative expenses were approximately $26.8 million for the three months ended March 31, 2014 compared to approximately $22.5 million for the three months ended March 31, 2013, an increase of approximately $4.3 million, or 19.0%. General and administrative expenses for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 were negatively impacted as a result of foreign currency exchange rate fluctuations by approximately $0.3 million. The increase in general and administrative expenses for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was largely due to an increase in personnel costs of approximately $3.0 million (including a $0.7 million increase in stock-based compensation). In addition, we had an increase of approximately $1.1 million in other general and administrative costs, primarily related to professional fees, such as consulting, legal and accounting fees. In addition, we had an increase of approximately $0.9 million in information technology costs and an increase in facility and infrastructure costs of approximately $0.2 million to support global expansion. These increases were offset by a decrease of approximately $0.9 million related to travel and entertainment.

Other Expense, net.

Other expense, net was approximately $0.3 million for the three months ended March 31, 2014 compared to other expense, net of approximately $1.5 million for the three months ended March 31, 2013. During the three months ended March 31, 2014 and 2013, other expense, net, primarily consisted of foreign exchange losses.

(Provision) Benefit for Income Taxes.

Beginning in the first quarter of 2014, we determined that we were no longer able to make a reliable estimate of the annual effective tax rate in the U.S. as relatively small changes in our projected income or loss produce significant variance in our annual effective tax rate in this jurisdiction. Therefore, we recorded tax expense in the U.S. for the three months ended March 31, 2014 based on the actual effective rate for the three months ended March 31, 2014. The effective tax rate for all other jurisdictions for the three months ended March 31, 2014 and for all jurisdictions in the three months ended March 31, 2013, was calculated based on an estimated annual effective tax rate plus discrete items.

For the three months ended March 31, 2014, we recorded a provision for income taxes of approximately $2.1 million that resulted in an effective tax rate of (8.6%) compared to a benefit of approximately $5.0 million, or an effective tax rate of 27.5% in the three months ended March 31, 2013. As of March 31, 2014, a full valuation allowance has been recorded against our U.S. and Swedish deferred tax assets, based on an analysis of positive and negative evidence, including projected three-year cumulative losses through December 31, 2014. The effective tax rate for the three months ended March 31, 2014 reflects the effect of benefits from a foreign rate differential offset by the effects of permanent differences and the changes in the valuation allowance on deferred tax assets. The effective tax rate for the three months ended March 31, 2013 reflects the effects of benefits from a foreign rate differential and discrete items offset by the effects of permanent differences and changes in the valuation allowance on deferred tax assets. The primary differences between the effective tax rates for the three months ended March 31, 2014 and 2013 are the increases in valuation allowances against deferred tax assets, the impact of the permanent differences, and discrete items.

Due to the relative difference in the projected annual distribution of income and losses where we operate compared to our actual results for the three months ended March 31, 2014, including the recognition of certain discrete items in the period, and due to losses incurred in jurisdictions for which a tax benefit cannot be recognized, the year-to-date effective rate may differ significantly from our full year effective rate. Our effective tax rate is also impacted significantly by non-deductible stock-based compensation incurred in various jurisdictions. As the projection and distribution of income changes throughout 2014, the year-to-date effective rate will change from quarter to quarter.

Our liability for unrecognized tax benefits (including penalties and interest) was approximately $2.8 million and $2.4 million as of March 31, 2014 and December 31, 2013. We do not expect that the total amount of unrecognized tax benefits will change significantly during the next twelve months. See Note 7 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K, filed with the SEC on February 28, 2014, for more detailed information regarding unrecognized tax benefits.

Foreign Exchange Rates

We conduct business in our foreign operations in local currencies. Accordingly, our consolidated results of operations presented above are affected by fluctuations in foreign exchange rates. Income and expense accounts are translated at the average monthly exchange rates during the period.

Foreign currency exchange rate fluctuations positively impacted total revenue for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 by approximately $1.1 million, principally driven by the weakening of the U.S. dollar relative to the euro and the British pound. Total cost of revenue and operating expenses for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 were negatively impacted as a result of foreign exchange rate fluctuations by approximately $0.7 million, principally driven by the weakening of the U.S. dollar relative to the euro and the British pound.

Foreign currency exchange rate fluctuations negatively impacted total revenue for the three months ended March 31, 2013 compared to the same period in 2012 by less than $0.1 million. Total cost of revenue and operating expenses for the three months ended March 31, 2013 compared to the same period in 2012 were negatively impacted as a result of foreign currency exchange rate fluctuations by approximately $1.1 million principally, driven by the weakening of the U.S. dollar relative to the Swedish kronor.

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

Acquisitions

On October 3, 2013, we acquired the ongoing operations of our Italian master reseller (“QlikTech Italy”) that specializes in the distribution of QlikView software and provides maintenance and consulting services related to that software. We purchased QlikTech Italy for a total maximum purchase price of approximately 7.5 million euros (approximately $10.2 million based on an exchange rate of 1.355 on October 3, 2013). The total maximum purchase price included approximately $1.4 million of contingent consideration payable upon the achievement of certain revenue targets as set forth in the purchase agreement. At the purchase date, we estimated that only approximately $0.2 million of contingent consideration would be payable based upon the achievement of certain revenue targets, and therefore, this amount was included in the purchase price. The results of operations and financial position of QlikTech Italy are included in our consolidated financial statements from and after the date of acquisition. The inclusion of QlikTech Italy did not have a material impact on our consolidated financial results for the three months ended March 31, 2014. Had the acquisition occurred as of the beginning of the periods presented in our consolidated financial statements, the pro forma statements of operations would not be materially different than the consolidated statements of operations presented.

During the three months ended March 31, 2014, we completed the purchase price allocation for QlikTech Italy including the valuation of intangible assets acquired, deferred revenue assumed and deferred income taxes. The adjustments from the preliminary purchase price allocation were immaterial.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents and the on-going collection of our accounts receivable. As of March 31, 2014, we had cash and cash equivalents totaling approximately $253.3 million, net accounts receivable of approximately $123.9 million and working capital of approximately $213.4 million. Our cash and cash equivalents held domestically were approximately $161.5 million as of March 31, 2014. We believe that our cash and cash equivalents balances in the U.S. are currently sufficient to fund our U.S. operations. As of March 31, 2014, cash and cash equivalents held by foreign subsidiaries were approximately $91.8 million, which include undistributed earnings of foreign subsidiaries indefinitely invested outside of the U.S. of approximately $38.2 million. Except as required under U.S. tax law, we do not accrue for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to continue to invest such undistributed earnings outside of the U.S. If these funds are needed for our operations in the U.S., we would be required to accrue and, subsequent to the full utilization of our existing net operating loss carryforwards, pay U.S. taxes to repatriate these funds.

Our capital expenditures for the three months ended March 31, 2014 were approximately $3.4 million, comprised primarily of additional leasehold improvements, furniture and fixtures and computer equipment, as well as investments made in a new enterprise resource planning system.

We believe that our existing cash and cash equivalents and our cash flow from operations will be sufficient to fund our operations and our capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new software products and enhancements to existing software products and the continuing market acceptance of our software offerings. We may from time to time enter into agreements, arrangements or letters of intent regarding potential investments in, or acquisitions of, complementary businesses or technologies. If we enter into these types of arrangements, it could require us to seek additional equity or debt financing sooner or in greater amounts than anticipated. Additional funds may not be available on terms favorable to us or at all.

The following table shows selected balance sheet data as well as our cash flows from operating activities, investing activities and financing activities for the stated periods:

	March 31, 2014	December 31, 2013
	(unaudited)
	(in thousands)
Cash and cash equivalents	$253,279	$227,693
Accounts receivable, net	123,941	162,009
Deferred revenue	113,583	102,321
Working capital	213,361	224,485

	Three Months Ended March 31,
	2014	2013
	(unaudited)
	(in thousands)
Cash flow activities
Net cash provided by operating activities	$19,369	$14,707
Net cash used in investing activities	(3,407)	(2,762)
Net cash provided by financing activities	9,413	8,365

Cash and Cash Equivalents

Our cash and cash equivalents at March 31, 2014 were held for working capital purposes and were invested primarily in bank deposits and money market accounts having less than 90 day maturities. We do not enter into investments for trading or speculative purposes. These balances could be impacted if the underlying depository institutions or the guarantors fail or could be subject to adverse conditions in the financial markets. We can provide no assurances that access to our funds will not be impacted by adverse conditions in the financial markets.

Cash Flows

Operating Activities

Net cash provided by operating activities was approximately $19.4 million for the three months ended March 31, 2014. We incurred non-cash expenses totaling approximately $11.0 million for the three months ended March 31, 2014. Non-cash expenses primarily consisted of stock-based compensation expense, provisions for bad debt, foreign currency gains and losses and depreciation and amortization expense. In addition, we incurred an excess tax benefit from stock-based compensation of approximately $3.4 million for the three months ended March 31, 2014.

The change in certain assets and liabilities resulted in a net source of cash of approximately $37.7 million for the three months ended March 31, 2014. Net cash provided by operating activities is driven by sales of our products. Collection of accounts receivable from the sale of our products is a significant component of our cash flows from operating activities, as is the change in deferred revenue related to these sales. In addition, net cash provided by operating activities reflects income tax payments made of approximately $2.2 million.

Net cash provided by operating activities was approximately $14.7 million for the three months ended March 31, 2013. We incurred non-cash expenses totaling approximately $9.4 million for the three months ended March 31, 2013. Non-cash expenses primarily consisted of stock-based compensation expense, provisions for bad debt, foreign currency gains and losses and depreciation and amortization expense. In addition, we incurred an excess tax benefit from stock-based compensation of approximately $4.2 million for the three months ended March 31, 2013.

The change in certain assets and liabilities resulted in a net source of cash of approximately $22.7 million for the three months ended March 31, 2013. Net cash provided by operating activities is driven by sales of our products. Collection of accounts receivable from the sale of our products is a significant component of our cash flows from operating activities, as is the change in deferred revenue related to these sales. In addition, net cash provided by operating activities includes income tax payments made of approximately $5.5 million.

Investing Activities

Net cash used in investing activities was approximately $3.4 million for the three months ended March 31, 2014. Cash used in investing activities for the three months ended March 31, 2014 was primarily used for capital expenditures related to leasehold improvements, furniture and fixtures, computer equipment and investments made in a new enterprise resource planning system as we continued to expand our infrastructure and workforce.

Net cash used in investing activities was approximately $2.8 million for the three months ended March 31, 2013. Cash used in investing activities for the three months ended March 31, 2013 was primarily for capital expenditures related to leasehold improvements, furniture and fixtures, computer equipment and investments made in a new enterprise resource planning system as we continued to expand our infrastructure and workforce.

Financing Activities

Net cash provided by financing activities was approximately $9.4 million for the three months ended March 31, 2014. Net cash provided by financing activities included proceeds from the exercise of common stock options of approximately $6.0 million and an excess tax benefit from stock-based compensation of approximately $3.4 million.

Net cash provided by financing activities was approximately $8.4 million for the three months ended March 31, 2013. Net cash provided by financing activities resulted from an excess tax benefit from stock-based compensation of approximately $4.2 million and the proceeds from the exercise of common stock options of approximately $4.0 million. In addition, we had borrowings under our subsidiary’s line of credit of $0.2 million during the period.

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

For the three months ended March 31, 2014 and 2013, Non-GAAP loss from operations is determined by taking GAAP loss from operations and adding back stock-based compensation expense, employer payroll taxes on stock transactions, and amortization of intangible assets. Non-GAAP net loss is determined by taking GAAP loss before (provision) benefit for income taxes and adding back stock-based compensation expense, employer payroll taxes on stock transactions, and amortization of intangible assets and the result is tax affected at an estimated long-term effective tax rate of 30%. We believe that the effective tax rate used in the Non-GAAP net loss and related per diluted common share calculations are reasonable estimates of the long-term normalized effective tax rate under our global structure. We believe these adjustments provide useful information to both management and investors due to the following factors:

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

The following is a reconciliation of Non-GAAP loss from operations, Non-GAAP net loss and Non-GAAP net loss per common share to the most comparable U.S. GAAP measure for the periods indicated (in thousands, except share and per share data):

	Three Months Ended March 31,
	2014	2013
	(unaudited)
	(in thousands, except share and per share data)
Reconciliation of Non-GAAP loss from operations:
GAAP loss from operations	$(23,497)	$(16,761)
Stock-based compensation expense	7,838	5,989
Employer payroll taxes on stock transactions	363	208
Amortization of intangible assets	809	350

Non-GAAP loss from operations	$(14,487)	$(10,214)

Reconciliation of Non-GAAP net loss:
GAAP net loss	$(25,880)	$(13,206)
Stock-based compensation expense	7,838	5,989
Employer payroll taxes on stock transactions	363	208
Amortization of intangible assets	809	350
Income tax adjustment (1)	6,500	(1,507)

Non-GAAP net loss	$(10,370)	$(8,166)

Reconciliation of Non-GAAP income (loss) per share:
Non-GAAP net loss per common share - basic and diluted	$(0.12)	$(0.09)

GAAP net loss per common share - basic and diluted	$(0.29)	$(0.15)

Weighted average number of common shares outstanding - basic and diluted	89,204,334	86,516,905

(1)	Income tax adjustment is used to adjust the U.S. GAAP benefit for income taxes to a Non-GAAP (provision) benefit for income taxes utilizing an estimated long-term tax rate of 30%.

The following table reflects the impact of changes in foreign currency exchange rates from the prior year periods on the reported amounts of total revenue for the three months ended March 31, 2014. To determine the revenue growth rates on a constant currency basis for the three months ended March 31, 2014, revenue from entities reporting in foreign currencies was translated into U.S. dollars using the comparable prior year period’s foreign currency exchange rates.

	Three months ended March 31,
	2014	2013	% change
	(unaudited)
	(dollars in thousands)
Constant currency reconciliation:
Total revenue, as reported	$111,112	$96,548	15%
Estimated impact of foreign currency fluctuations			-1%

Total revenue constant currency growth rate			14%

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. We believe that these accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. Our significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K, filed with the SEC on February 28, 2014. Since the date of those financial statements, there have been no material changes to our critical accounting policies and use of estimates.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements, as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K, as of March 31, 2014 and December 31, 2013.

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

Interest Rate Sensitivity

We had cash and cash equivalents of approximately $253.3 million at March 31, 2014 and approximately $227.7 million at December 31, 2013. We held these amounts in cash or money market funds.

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

Foreign exchange risk exposures arise from transactions denominated in a currency other than our functional currency and from foreign denominated revenue and profit translated into U.S. dollars. Approximately 71% and 69% of our operating revenues for the three months ended March 31, 2014 and 2013, respectively, were earned in foreign denominated currencies other than the U.S. dollar. The principal foreign currencies in which we conduct business are the euro, the Swedish kronor and the British pound. The translation of currencies in which we operate into the U.S. dollar may affect consolidated revenues and gross profit margins as expressed in U.S. dollars. We seek to manage our foreign exchange risk in part through operational means, including managing same-currency revenues in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, changes in those currencies relative to the U.S. dollar will impact our revenues and expenses. If the U.S. dollar weakens against a specific foreign currency, our revenues will increase having a positive impact on net income, and our overall expenses will increase, having a negative impact on net income. Likewise, if the U.S. dollar strengthens against a specific foreign currency, our revenues will decrease having a negative impact on net income, and our overall expenses will decrease, having a positive impact on net income. Therefore, significant shifts in foreign currencies can impact our short-term results, as well as our long-term forecasts and targets.

Our actual future gains and losses may differ materially due to the inherent limitations with the timing and amount of changes in foreign currency exchange rates and our actual exposure and positions.

Item 4. Controls and Procedures

Evaluation of Disclosure and Control Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriated to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2014, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our intellectual property is an essential element of our business. We own trademarks for “Qlik,” “QlikTech,” “QlikView,” “Data Dialogs,” “Natural Analytics,” “Customer Success Framework” and our logo. We rely on a combination of copyright, trademark, trade dress and trade secrecy laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights both domestically and abroad. These laws, procedures and restrictions provide only limited protection. As of March 31, 2014, we had seven issued U.S. patents and had eight pending applications for U.S. patents. In addition, as of March 31, 2014, we had 21 issued and 13 pending applications for foreign patents. Any future patents issued to us may be challenged, invalidated or circumvented. Any patents that might be issued in the future, with respect to pending or future patent applications may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. We endeavor to enter into agreements with our employees and contractors and with parties with whom we do business in order to limit access to and disclosure of our proprietary information.

ITEM 1A. RISK FACTORS

The following description of risk factors include any material changes to, and supersedes the description of, risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 28, 2014, under the heading “Risk Factors.” Our business, financial condition and operating results can be affected by a number of factors, whether current known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and the price of our common stock.

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding any statement in this Quarterly Report on Form 10-Q or elsewhere. The following information should be read in conjunction with the consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s, Discussion and Analysis of Financial Condition and Results of Operations.”

Because of the following factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

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

As we encounter increasing competitive pressures, we will likely be required to modify, enhance, reposition or introduce new products and service offerings. We may not be successful in doing so in a timely, cost-effective and appropriately responsive manner, or at all, which may have an adverse effect on our business, quarterly operating results and financial condition. All of these factors make it difficult to predict our future operating results which may impair our ability to manage our business.

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

Our operating results have varied in the past and are expected to continue to do so in the future. In addition to other risk factors listed in this “Risk Factors” section, factors that may affect our quarterly operating results, business and financial condition include the following:

•	demand for our software products and services and the size and timing of orders

•	market acceptance of our current and future products

•	a slowdown in spending on information technology, or IT, and software by our current and/or prospective customers

•	sales cycles and performance of our indirect channel partners and original equipment manufacturers (known as OEMs)

•	budgeting cycles of our current or potential customers

•	the management, performance and expansion of our domestic and international operations

•	the rate of renewals of our maintenance agreements

•	changes in the competitive dynamics of our markets

•	our ability to control and predict costs, including our operating expenses

•	customers delaying purchasing decisions in anticipation of new products or product enhancements by us or our competitors

•	the timing of recognizing revenue in any given quarter as a result of revenue recognition rules

•	the timing and amount of our tax benefits or tax expenses as a result of, among other things, complex tax laws and any changes to such tax laws in the jurisdictions in which we operate

•	foreign currency exchange rate fluctuations

•	the seasonality of our business

•	failure to successfully manage or integrate any acquisitions

•	an increase in the rate of product returns

•	the outcome or publicity surrounding any pending or threatened lawsuits

•	general economic and political conditions in our domestic and international markets.

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

We believe that our future success is dependent in large part on our ability:

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

The markets for our software products and services are also characterized by rapid technological and customer requirement changes. In particular, our technology is optimized for servers utilizing the x86 and x64 families of microprocessors. If the speed and performance of these microprocessor families do not continue to increase at the rates we anticipate, our software may not attain the performance speed and capabilities that we expect. Also, if different microprocessor architecture were to gain widespread acceptance in server applications, we may not be able to achieve compatibility on a timely basis or without substantial research and development and support expense. Our delay or inability to achieve compatibility with different microprocessor architecture or other technological change or in satisfying changing customer requirements could render our existing and future products obsolete and unmarketable. As a result, we may not be able to accurately predict the lifecycle of our software products and services, and they may become obsolete before we receive the amount of revenues that we anticipate from them.

Our long-term growth depends on our ability to enhance and improve our existing products and to introduce or acquire new products that respond to these demands. The creation of BI software is inherently complex. The development and testing of new products and product enhancements can require significant research and development expenditures. As a result, substantial delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could harm our business, operating results and financial condition. We may not successfully develop and market product enhancements or new products that respond to technological change or new customer requirements. Even if we introduce a new product, we may experience a decline in revenues of our existing products that is not fully matched by the new product’s revenue. For example, customers may delay making purchases of a new product to make a more thorough evaluation of the product, or until industry and marketplace reviews become widely available. In addition, we may lose existing customers who choose a competitor’s product rather than to migrate to our new product. This could result in a temporary or permanent revenue shortfall and harm our business, operating results and financial condition. If we are unable to develop or acquire enhancements to, and new features for, our existing products or acceptable new products that keep pace with rapid technological developments, our products may become obsolete, less marketable and less competitive, and our business, operating results and financial condition will be harmed.

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

Nearly all of our revenues to date have come from sales of BI software and related maintenance and professional services. We expect these sales to account for substantially all of our revenues for the foreseeable future. Although demand for BI software has grown in recent years, the market for BI software applications is still evolving. We cannot be sure that this market will continue to grow or, even if it does grow, that customers will purchase our software products or services. We have spent, and intend to keep spending, considerable resources to educate potential customers about BI software in general and our Business Discovery platform and products in particular. However, we cannot be sure that these expenditures will help our software products achieve any additional market acceptance or enable us to attract new customers or new users at existing customers. A reduction in the demand for our software products and services could be caused by, among other things, lack of customer acceptance, weakening economic conditions, competing technologies and services or decreases in software spending. If the market and our market share fail to grow or grow more slowly than we currently expect, our business, operating results and financial condition would be harmed.

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

In addition to our direct sales force, we use indirect channel partners, such as distribution partners, value-added resellers, system integrators and OEMs to license and support our software products. For the year ended December 31, 2013 and three month ended March 31, 2014, transactions by indirect channel partners accounted for more than 50% of our total product licenses and first year maintenance billings. We expect to continue to rely substantially on our channel partners in the future.

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

We may be required to expand our direct sales force in order to generate increased revenue from new and existing customers. We have and intend to continue to increase our number of direct sales professionals. New hires require training and take time to achieve full productivity. We cannot be certain that recent and future new hires will become as productive as necessary or that we will be able to hire enough qualified individuals in the future. Failure to hire qualified direct sales personnel and increase sales productivity will preclude us from expanding our business and growing our revenue, which may harm our business, operating results and financial condition.

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

We receive a significant portion of our total revenues from international sales from foreign direct and indirect operations. International revenues accounted for approximately 72% of our total revenues for the quarter ended March 31, 2014, approximately 70% of our total revenues for the year ended December 31, 2013, approximately 72% of our total revenues for the year ended December 31, 2012 and approximately 73% of our total revenues for the year ended December 31, 2011. We have facilities located in Australia, Austria, Belgium, Brazil, Canada, China, Denmark, Finland, France, Germany, Hong Kong, India, Italy, Japan, the Netherlands, Norway, Poland, Portugal, Russia, Singapore, Spain, Sweden, Switzerland, the United Arab Emirates and the United Kingdom. We expect to continue to add personnel in these and additional countries. Our international operations require significant management attention and financial resources.

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

As of March 31, 2014, we had seven issued U.S. patents and eight pending applications for U.S. patents expiring at various times ranging from 2015 through 2033 and 21 issued and 13 pending applications for foreign patents expiring at various times ranging from 2015 through 2031. We rely on a combination of copyright, trademark, patent, trade secrets, confidentiality procedures and contractual commitments to protect our proprietary information. For example, we license our software products pursuant to click-wrap or signed license agreements that impose certain restrictions on a licensee’s ability to utilize the software. We also seek to avoid disclosure of our intellectual property, including by requiring those persons with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code.

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

We have experienced rapid growth over the last several years. We rely heavily on information technology systems to help manage critical functions, such as order processing, sales forecasts and employee data. Our ability to successfully implement our business plan and comply with regulations, including the Sarbanes-Oxley Act, requires an effective planning and management process. We expect that we will need to continue to improve existing, and implement new, operational and financial systems, procedures and controls to manage our business effectively in the future. In 2014, we plan to continue to transition from legacy systems and implement a SaaS enterprise resource planning software. If we experience a significant deficiency, material weakness or any other delay in the implementation of, or disruption in the transition to, new or enhanced system, procedures or controls, our ability to record and report financial and management information on a timely and accurate basis could be impaired. In addition, if one or more of our technology-related hardware or software providers suffer an interruption in their business, or experience delays, disruptions or quality control problems in their operations, or we have to change or add additional systems and services, our ability to manage our business would suffer.

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

As of March 31, 2014, we held approximately $35.5 million, or approximately 14%, of our cash and cash equivalents, outside of the United States (after consideration of intercompany settlements). We use our foreign held cash by reinvesting it in our foreign operations. Our current intention is to continue to reinvest our foreign earnings in our foreign operations. Our current plans do not anticipate a need to repatriate cash to fund our domestic operations. In the event cash from foreign operations is needed to fund operations in the U.S. or our foreign cash balance continues to grow such that we are unable to reinvest such cash outside of the U.S., it may become increasingly likely that we would repatriate some of our foreign cash balances to the U.S. In such event, we would be subject to additional income taxes in the U.S.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Document

10.53	Employment Offer Letter, dated December 19, 2012, by and between the Registrant and Terrie O’Hanlon

10.54	Separation Agreement and General Release, dated November 14, 2013, by and between the Registrant and Terrie O’Hanlon

10.55	Fifth Amendment to Lease, dated February 25, 2014, by and between the Registrant and Radnor Properties-SDC, L.P.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2014, furnished in XBRL (eXtensible Business Reporting Language)).

*	The certification attached as Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 2, 2014.

QLIK TECHNOLOGIES INC.

By:	/s/ LARS BJÖRK
Lars Björk President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ TIMOTHY MACCARRICK
Timothy MacCarrick Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ DENNIS JOHNSON
Dennis Johnson Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.53	Employment Offer Letter, dated December 19, 2012, by and between the Registrant and Terrie O’Hanlon

10.54	Separation Agreement and General Release, dated November 14, 2013, by and between the Registrant and Terrie O’Hanlon

10.55	Fifth Amendment to Lease, dated February 25, 2014, by and between the Registrant and Radnor Properties-SDC, L.P.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2014, furnished in XBRL (eXtensible Business Reporting Language)).

*	The certification attached as Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.