Form 10-Q
period 2014-06-30
QLIK TECHNOLOGIES INC
filed 2014-08-01
CIK 1305294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 25, 2014, there were 89,925,138 shares of the registrant’s common stock issued and outstanding.

ii

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

QLIK TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$255,035	$227,693
Accounts receivable, net of allowance for doubtful accounts of $1,239 and $1,442 respectively	126,087	162,009
Prepaid expenses and other current assets	15,438	16,296
Deferred income taxes	1,886	1,886

Total current assets	398,446	407,884
Property and equipment, net	26,769	21,500
Intangible assets, net	10,753	12,695
Goodwill	21,139	21,233
Deferred income taxes	2,401	2,107
Deposits and other noncurrent assets	3,098	2,503

Total assets	$462,606	$467,922

Liabilities and stockholders’ equity
Current liabilities:
Income taxes payable	$255	$2,634
Accounts payable	4,684	5,262
Deferred revenue	109,444	98,684
Accrued payroll and other related costs	42,232	46,780
Accrued expenses	27,650	29,495
Deferred income taxes	544	544

Total current liabilities	184,809	183,399
Long-term liabilities:
Deferred revenue	3,674	3,637
Deferred income taxes	894	894
Other long-term liabilities	8,036	7,822

Total liabilities	197,413	195,752
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 authorized, none issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized; 89,908,468 shares issued and outstanding at June 30, 2014 and 88,989,091 shares issued and outstanding at December 31, 2013	9	9
Additional paid-in-capital	294,513	265,711
Retained earnings (accumulated deficit)	(33,049)	3,037
Accumulated other comprehensive income	3,720	3,413

Total stockholders’ equity	265,193	272,170

Total liabilities and stockholders’ equity	$462,606	$467,922

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QLIK TECHNOLOGIES INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
License revenue	$66,942	$60,501	$120,825	$113,153
Maintenance revenue	50,889	38,420	96,734	74,136
Professional services revenue	13,787	9,086	25,171	17,266

Total revenue	131,618	108,007	242,730	204,555
Cost of revenue:
License revenue	1,785	1,523	3,291	3,170
Maintenance revenue	2,768	2,546	5,825	5,418
Professional services revenue	14,256	10,525	27,732	20,362

Total cost of revenue	18,809	14,594	36,848	28,950

Gross profit	112,809	93,413	205,882	175,605
Operating expenses:
Sales and marketing	75,691	64,447	148,454	125,427
Research and development	17,588	16,070	34,634	31,550
General and administrative	26,531	21,988	53,292	44,481

Total operating expenses	119,810	102,505	236,380	201,458

Loss from operations	(7,001)	(9,092)	(30,498)	(25,853)
Other expense, net:
Interest income, net	40	35	75	67
Foreign exchange loss, net	(51)	(504)	(414)	(1,987)

Total other expense, net	(11)	(469)	(339)	(1,920)

Loss before income taxes	(7,012)	(9,561)	(30,837)	(27,773)
Benefit (provision) for income taxes	(3,194)	1,512	(5,249)	6,518

Net loss	$(10,206)	$(8,049)	$(36,086)	$(21,255)

Net loss per common share:
Basic and diluted	$(0.11)	$(0.09)	$(0.40)	$(0.24)
Weighted average number of common shares outstanding:
Basic and diluted	89,753,523	87,280,678	89,480,446	86,900,901

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QLIK TECHNOLOGIES INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(10,206)	$(8,049)	$(36,086)	$(21,255)
Other comprehensive income (loss):
Foreign currency translation	43	(717)	307	(1,534)

Total comprehensive loss	$(10,163)	$(8,766)	$(35,779)	$(22,789)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QLIK TECHNOLOGIES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(36,086)	$(21,255)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,136	3,684
Stock-based compensation expense	16,516	12,581
Excess tax benefit from stock-based compensation	(4,171)	(6,471)
Other non-cash items	1,630	5,945
Changes in assets and liabilities:
Accounts receivable	35,193	46,496
Prepaid expenses and other assets	(131)	1,859
Income taxes	(2,379)	(23,310)
Deferred revenue	10,937	4,281
Accrued expenses and other liabilities	(3,177)	36

Net cash provided by operating activities	23,468	23,846
Cash flows from investing activities
Acquisition, net of cash acquired	—	(4,371)
Capital expenditures	(7,865)	(4,516)

Net cash used in investing activities	(7,865)	(8,887)
Cash flows from financing activities
Proceeds from exercise of common stock options	8,115	9,952
Excess tax benefit from stock-based compensation	4,171	6,471
Payments on contingent consideration	—	(219)
Payments on line of credit, net	—	(1)

Net cash provided by financing activities	12,286	16,203
Effect of exchange rates on cash and cash equivalents	(547)	(3,416)

Net increase in cash and cash equivalents	27,342	27,746
Cash and cash equivalents, beginning of period	227,693	195,803

Cash and cash equivalents, end of period	$255,035	$223,549

Supplemental cash flow information:
Cash paid during the period for income taxes	$3,997	$7,905

Non-cash investing activities:
Tenant improvement allowances received under operating leases	$1,048	$—

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

Interim Financial Statements

These interim consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) on the same basis as the audited consolidated financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2014 and, in the opinion of management, include all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position at June 30, 2014, the results of operations and comprehensive loss for the three and six months ended June 30, 2014 and 2013 and cash flows for the six months ended June 30, 2014 and 2013. The results of operations for the three and six months ended June 30, 2014 and 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other future periods. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted under the SEC’s rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2013. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and, therefore, do not include all information and footnotes required by U.S. GAAP for complete financial statements.

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

Foreign Currency Translation

The financial statements of the Company’s foreign operations are measured using the local currency as the functional currency. The local currency assets and liabilities are translated at the rate of exchange to the United States (“U.S.”) dollar on the Company’s balance sheet date and the local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the reporting periods. Foreign currency transaction gains (losses) have been reflected as a component of other income (expense), net, within the Company’s consolidated statements of operations and foreign currency translation gains (losses) have been included as a component of the Company’s consolidated statements of comprehensive income (loss) and accumulated other comprehensive income (loss) within the Company’s consolidated balance sheets.

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

The following table sets forth the total stock-based compensation expense included in the unaudited consolidated statements of operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Cost of revenue	$639	$690	$1,195	$1,298
Sales and marketing	4,199	3,270	8,306	6,235
Research and development	1,023	835	1,834	1,575
General and administrative	2,817	1,797	5,181	3,473

	$8,678	$6,592	$16,516	$12,581

Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except share and per share data)
Basic and diluted net loss per common share calculation:
Net loss	$(10,206)	$(8,049)	$(36,086)	$(21,255)
Weighted average common shares outstanding:
Basic and diluted	89,753,523	87,280,678	89,480,446	86,900,901
Net loss per common share:
Basic and diluted	$(0.11)	$(0.09)	$(0.40)	$(0.24)

Diluted net loss per common share for the three and six months ended June 30, 2014 and 2013 does not reflect the potential issuance of common shares underlying the following securities as the effect would be anti-dilutive:

	Three and Six Months Ended June 30,
	2014	2013
Common stock options and SSARs	10,453,756	10,207,364
Restricted stock units	1,040,697	374,152
MVSSSARs	460,188	369,835

	11,954,641	10,951,351

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

In July 2013, the FASB amended its guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. This guidance is effective for fiscal periods beginning after December 15, 2013. The adoption of this amendment did not have an impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP. ASU 2014-09 is effective for the Company beginning on January 1, 2017 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. The Company is currently evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements.

(3) Acquisitions

On October 3, 2013, the Company acquired the ongoing operations of its Italian master reseller (“QlikTech Italy”) that specializes in the distribution of QlikView software and provides maintenance and consulting services related to that software. The Company purchased QlikTech Italy for a total maximum purchase price of approximately 7.5 million euros (approximately $10.2 million based on an exchange rate of 1.355 on October 3, 2013). The total maximum purchase price included approximately $1.4 million of contingent consideration payable upon the achievement of certain revenue targets as set forth in the purchase agreement. At the purchase date, the Company estimated approximately $0.2 million of contingent consideration would be payable based upon the achievement of certain revenue targets, and therefore, this amount was included in the purchase price. The results of operations and financial position of QlikTech Italy are included in the Company’s consolidated financial statements from and after the date of acquisition. The inclusion of QlikTech Italy did not have a material impact on the Company’s unaudited consolidated financial results for the three and six months ended June 30, 2014. Had the acquisition occurred as of the beginning of the periods presented in these unaudited consolidated financial statements, the pro forma statements of operations would not be materially different than the unaudited consolidated statements of operations presented.

During the six months ended June 30, 2014, the Company completed the purchase price allocation for QlikTech Italy including the valuation of intangible assets acquired, deferred revenue assumed and deferred income taxes. The adjustments from the preliminary purchase price allocation were immaterial.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on October 3, 2013 in connection with the acquisition based on an exchange rate of 1.355 (in thousands):

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

Goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. The Company believes the goodwill related to the acquisition was a result of the expected synergies to be realized from combining operations. During the third quarter of 2014, the Company entered into a transaction with the Italian government that will allow the goodwill generated from the acquisition to be amortized over a period of ten years for tax purposes.

(4) Goodwill and Other Intangible Assets

The Company tests goodwill resulting from acquisitions for impairment annually on October 1, or whenever events or changes in circumstances indicate an impairment. There was no impairment in the three and six months ended June 30, 2014 and 2013. The change in goodwill in the consolidated balance sheet as of June 30, 2014 from December 31, 2013 was primarily due to the effect of foreign currency translation.

The following table provides information regarding the Company’s intangible assets subject to amortization:

	June 30, 2014			December 31, 2013
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
	(in thousands)
Acquired technology	$12,945	$(4,200)	$8,745	$13,442	$(3,020)	$10,422
Customer relationships and other identified intangible assets	2,759	(869)	1,890	2,775	(690)	2,085
Trade names	379	(261)	118	391	(203)	188

Total	$16,083	$(5,330)	$10,753	$16,608	$(3,913)	$12,695

The change in intangible assets in the consolidated balance sheet as of June 30, 2014 from December 31, 2013 was due to the amortization of intangible assets and the effect of foreign currency translation. Amortization of intangible assets was approximately $0.8 million and $0.6 million for the three months ended June 30, 2014 and 2013, respectively. Amortization of intangible assets was approximately $1.6 million and $0.9 million for the six months ended June 30, 2014 and 2013, respectively. The estimated aggregate amortization expense for each of the succeeding years is as follows: $1.5 million for the remainder of 2014; $2.8 million in 2015; $2.8 million in 2016; $2.1 million in 2017; $0.7 million in 2018; and $0.9 million thereafter through 2022. The weighted average amortization period for all intangible assets is approximately 5.4 years.

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

The Company is exposed to certain risks related to its ongoing business operations, including the fluctuation of foreign currency exchange rates. The Company uses foreign currency forward contracts as part of its strategy to manage these risks, but does not hold or issue these or any other types of derivative instruments for trading purposes or speculation. The Company uses these foreign currency forward contracts to manage foreign currency exchange rate risks related to intercompany loans. The Company executes these instruments with financial institutions that hold an investment grade credit rating. These foreign currency forward contracts do not meet the requirements for hedge accounting and are recorded on the Company’s balance sheet as either an asset or liability measured at their fair value as of the reporting date. The changes in the fair value of derivative instruments, as measured using the three-level hierarchy described above, are recognized in other expense, net, in the Company’s unaudited consolidated statements of operations.

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company. The following table sets forth the Company’s assets and liabilities that were measured at fair value as of June 30, 2014 and December 31, 2013, by level within the fair value hierarchy:

	Amounts at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
As of June 30, 2014
Assets
Cash and cash equivalents	$255,035	$255,035	$—	$—
Liabilities
Foreign currency contracts	$21	$—	$21	$—
Accrued contingent consideration	$2,182	$—	$—	$2,182
As of December 31, 2013
Assets
Cash and cash equivalents	$227,693	$227,693	$—	$—
Liabilities
Accrued contingent consideration	$2,263	$—	$—	$2,263

The fair value of the Company’s foreign currency forward contracts is determined using Level 2 observable market inputs to extrapolate forward points to be added to or subtracted from the closing market spot rate on the reporting date, and then discounted to present value.

As of June 30, 2014, the Company had one foreign currency forward contract outstanding to sell Swedish kronor with a notional value of 232.9 million Swedish kronor and $35.0 million. As of June 30, 2014, the unrealized loss on the Company’s foreign currency forward contract was de minimus and is recorded within accrued expenses on the unaudited consolidated balance sheet. At December 31, 2013, the Company had no foreign currency forward contracts outstanding.

For the three and six months ended June 30, 2014, the unaudited consolidated statements of operations reflect a gain of approximately $0.9 million related to foreign currency forward contracts. During the three and six months ended June 30, 2013, there was no impact to the unaudited consolidated statements of operations related to foreign currency forward contracts.

A reconciliation of the beginning and ending balances of acquisition related accrued contingent consideration using significant unobservable inputs (Level 3) for the six months ended June 30, 2014 follows (in thousands):

Accrued contingent consideration as of December 31, 2013	$2,263
Acquisition date fair value of contingent consideration	—
Change in fair value of contingent consideration	(81)
Payment of contingent consideration	—

Accrued contingent consideration as of June 30, 2014	$2,182

The accrued contingent consideration liability relates to acquisition-related contingent consideration. The change in fair value of the contingent consideration is primarily due to foreign currency translation during the six months ended June 30, 2014.

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill. These items are recognized at fair value in the period in which an acquisition is completed, or when they are considered to be impaired. During the year ended December 31, 2013, the Company completed the acquisitions of NComVA AB and QlikTech Italy (See Note 3), and recorded the fair value of the assets acquired and liabilities assumed on the date of acquisition. These non-recurring fair value measurements, primarily for intangible assets acquired, were based on Level 3 unobservable inputs. There were no other non-recurring fair value adjustments recorded during the three and six months ended June 30, 2014.

(6) Benefit (Provision) for Income Taxes

In accordance with FASB Accounting Standards Codification 740, Income Taxes, each interim period is considered integral to the annual period and tax expense is measured using an estimated annual effective tax rate. An entity is required to record income tax expense each quarter based on its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis, as adjusted for discrete taxable events that occur during the interim period. If, however, the entity is unable to reliably estimate its annual effective tax rate, then the actual effective tax rate on a year-to-date basis may be the best annual effective tax rate estimate. During the three months ended March 31, 2014, the Company determined that it was no longer able to make a reliable estimate of the annual effective tax rate in the U.S., as relatively small changes in its projected income or loss produce a significant variance in its annual effective tax rate in this jurisdiction. Therefore, the Company recorded tax expense in the U.S., for the three and six months ended June 30, 2014 based on the actual effective rate for the three and six months ended June 30, 2014. The effective tax rate for all other jurisdictions for the three and six months ended June 30, 2014 and for all jurisdictions in the three and six months ended June 30, 2013, was calculated based on an estimated annual effective tax rate plus discrete items.

For the three months ended June 30, 2014, the Company recorded a provision for income taxes of approximately $3.1 million, which resulted in an effective tax rate of (45.6%), compared to a benefit of approximately $1.5 million, or an effective tax rate of 15.8%, for the three months ended June 30, 2013. For the six months ended June 30, 2014, the Company recorded a provision for income taxes of approximately $5.2 million, which resulted in an effective tax rate of (17.0%), compared to a benefit of approximately $6.5 million, or an effective tax rate of 23.5%, for the six months ended June 30, 2013. As of June 30, 2014, a full valuation allowance has been recorded against its U.S. and Swedish deferred tax assets, based on an analysis of positive and negative evidence, including projected three-year cumulative losses through December 31, 2014. The effective tax rate for the three and six months ended June 30, 2014 reflects the effects of the foreign tax rate differential, permanent differences, and the changes in the valuation allowance on deferred tax assets. The effective tax rate for the three and six months ended June 30, 2013 reflects the effects of benefits from a foreign tax rate differential and discrete items offset by the effects of permanent differences and changes in the valuation allowance on deferred tax assets. The primary differences between the effective tax rates for the three and six months ended June 30, 2014 and 2013 are the increases in the valuation allowances against deferred tax assets, the impact of the permanent differences, and discrete items.

The Company’s liability for unrecognized tax benefits (including penalties and interest) was approximately $2.8 million and $2.4 million as of June 30, 2014 and December 31, 2013, respectively. The Company does not expect that the total amount of unrecognized tax benefits will change significantly during the next twelve months. See Note 7 to the audited consolidated financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2014, for more detailed information regarding unrecognized tax benefits.

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

The following geographic data includes revenues generated by subsidiaries located within that geographic region. The Company’s revenues were generated in the following geographic regions for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
The Americas	$46,632	$37,858	$83,484	$71,230
Europe	70,356	57,990	133,129	111,666
Rest of world	14,630	12,159	26,117	21,659

	$131,618	$108,007	$242,730	$204,555

(8) Stock-Based Compensation

The Company’s 2010 Equity Incentive Plan (“2010 Plan”) took effect on the effective date of the registration statement, July 16, 2010, for the Company’s initial public offering (“IPO”). The Company initially reserved 3,300,000 shares of its common stock for issuance under the 2010 Plan. The number of shares reserved for issuance under the 2010 Plan will be increased automatically on January 1st of each year by a number equal to the smallest of (i) 3,300,000 shares; (ii) 3.75% of the shares of common stock outstanding at that time; or (iii) a number of shares determined by the Company’s Board of Directors. In February 2014, the Board of Directors of the Company authorized an automatic increase to the 2010 Plan equal to 3,300,000 shares. As of June 30, 2014, there were 3,782,864 shares of common stock available for issuance under the 2010 Plan.

Common Stock Options and SSARs

The following provides a summary of the common stock option activity for the Company for the six months ended June 30, 2014:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregrate Intrinsic Value (in thousands)
Outstanding as of January 1, 2014	9,796,816	$20.44	7.79
Granted	1,899,312	$23.05
Exercised	(793,478)	$10.23
Forfeited	(614,154)	$23.09

Outstanding as of June 30, 2014	10,288,496	$21.55	7.81	$34,508,756

Exercisable at June 30, 2014	4,491,569	$17.90	6.43	$30,190,946
Vested at June 30, 2014 and expected to vest in future periods	9,701,282	$21.40	7.74	$34,008,068

The grant date weighted-average fair value for common stock options granted during the six months ended June 30, 2014 and 2013 was $9.55 and $12.58, respectively.

Proceeds from the exercise of common stock options were approximately $8.1 million and $9.9 million for the six months ended June 30, 2014 and 2013, respectively. The total intrinsic value of common stock options exercised during the six months ended June 30, 2014 and 2013 was approximately $13.7 million and $26.2 million, respectively. As a result of expected full year taxable income in certain tax jurisdictions, the Company recorded an excess tax benefit from stock-based compensation of approximately $4.2 million and $6.5 million for the six months ended June 30, 2014 and 2013, respectively.

For the six months ended June 30, 2014, the Company granted 165,260 SSARs at a weighted average exercise price of $29.15 per SSAR. The weighted average grant date fair value per SSAR for the six months ended June 30, 2014 was $11.79, resulting in an aggregate grant date fair value of $1.9 million. Stock-based compensation expense related to common stock options and SSARs is amortized on a straight-line basis over the vesting period. For the six months ended June 30, 2013, the Company did not grant any SSARs.

The assumptions used in the Black-Scholes option pricing model are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.7% - 1.8%	0.9% - 1.3%	1.5% - 1.8%	0.9% - 1.3%
Expected volatility	43.5% - 44.0%	47.5% - 47.7%	43.2% - 44.9%	47.5% - 47.7%
Expected life (in years)	5.36	6.25	5.16 - 5.36	6.25

The Company uses the Black-Scholes option-pricing model to value common stock option awards and SSARs. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected term of the stock-based compensation awards and stock price volatility. The Company uses blended volatility to estimate expected volatility. Blended volatility includes a weighting of the Company’s historical volatility from the date of its IPO to the respective grant date and an average of the Company’s peer group historical volatility consistent with the expected term of the common stock option. The Company’s peer group volatility includes the historical volatility of certain companies that share similar characteristics in terms of revenue size and industry. The Company expects to continue to use a larger proportion of its own stock price volatility in future periods as it develops additional experience of its own common stock price fluctuations considered in relation to the expected term of the common stock option. For common stock options granted prior to the third quarter of 2013, the Company based the expected term on the simplified method. Beginning in the third quarter of 2013, the Company began using its historical activity related to common stock option exercises and post-vesting forfeitures in order to estimate the expected term of its common stock option awards, as the Company believes it now has a sufficient amount of experience to provide a reasonable basis for the calculation of the expected term. This change in estimate did not have a material impact on the results of operations for 2013 or for the three and six months ended June 30, 2014. The risk-free interest rate used to value common stock option awards is based on the U.S. Treasury yield curve with a remaining term equal to the expected term assumed at the grant date. The assumptions used in calculating the fair value of stock-based compensation awards represent management’s best estimate and involve inherent uncertainties and the application of management judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different in the future.

For the three months ended June 30, 2014 and 2013, the Company recorded stock-based compensation expenses of approximately $6.3 million and $5.5 million, respectively, related to common stock option grants and SSARs. For the six months ended June 30, 2014 and 2013, the Company recorded stock-based compensation expenses of approximately $12.5 million and $10.5 million, respectively, related to common stock option grants and SSARs.

As of June 30, 2014, there was approximately $55.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested employee and non-employee director common stock options and SSARs. The remaining cost is expected to be recognized over a weighted-average period of approximately 2.7 years.

Restricted Stock Units

The following provides a summary of the restricted stock unit activity for the Company for the six months ended June 30, 2014:

	Number of Shares Underlying Outstanding Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding as of January 1, 2014	372,452	$27.12
Granted	808,881	$23.69
Vested	(108,322)	$27.12
Forfeited	(32,314)	$22.32

Unvested as of June 30, 2014	1,040,697	$24.60

The Company grants restricted stock unit awards to its employees and non-employee directors under the provisions of the 2010 Plan. The fair value of a restricted stock unit is determined by using the closing price of the Company’s common stock on the date of grant. A restricted stock unit award entitles the holder to receive shares of the Company’s common stock as the award vests, which is generally based on length of service. Stock-based compensation expense related to restricted stock unit awards is amortized on a straight-line basis over the vesting period.

For the three months ended June 30, 2014 and 2013, the Company recorded stock-based compensation expenses of approximately $1.7 million and $0.6 million, respectively, related to restricted stock unit awards. For the six months ended June 30, 2014 and 2013, the Company recorded stock-based compensation expenses of approximately $2.8 million and $1.2 million, respectively, related to restricted stock unit awards.

As of June 30, 2014, there was approximately $21.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units. The remaining cost is expected to be recognized over a weighted-average period of approximately 3.0 years.

MVSSSARs

The following provides a summary of the MVSSSARs activity for the Company for the six months ended June 30, 2014:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of January 1, 2014	974,669	$25.81
Granted	412,449	$24.37
Exercised	(58,379)	$20.12
Forfeited	(82,762)	$27.29

Outstanding as of June 30, 2014	1,245,977	$25.51

The Company grants MVSSSARs to its Swedish employees under the provisions of the 2010 Plan. MVSSSARs contain a predetermined cap on the maximum stock price at which point the instrument must be exercised. At exercise, employees holding MVSSSARs will receive shares of the Company’s common stock with a value equal to the difference between the exercise price and the current market price per share of the Company’s common stock, subject to a predetermined cap. The exercise price of MVSSSARs is determined by using the closing price of the Company’s common stock on the date of grant. Vesting is based on length of service. Stock-based compensation expense related to MVSSSARs is amortized on a straight-line basis over the vesting period. The fair value of MVSSSARs is determined by utilizing a lattice model under the option pricing method. The key inputs to the lattice model are the current price of the Company’s common stock, the fair value of the Company’s common stock at date of grant, the maximum fair value at which the MVSSSARs must be exercised, the vesting period, the contractual term, the volatility, the risk-free interest rate, the employment termination rate and assumptions with respect to early exercise behavior.

For the three months ended June 30, 2014 and 2013, the Company recorded stock-based compensation expenses of approximately $0.7 million and $0.5 million, respectively, related to MVSSSARs. For the six months ended June 30, 2014 and 2013, the Company recorded stock-based compensation expenses of approximately $1.2 million and $0.9 million, respectively, related to MVSSSARs.

The grant date weighted-average fair value for MVSSSARs granted during the six months ended June 30, 2014 and 2013 was $6.44 and $6.56, respectively.

As of June 30, 2014, there was approximately $5.3 million of total unrecognized compensation cost related to unvested MVSSSARs. The remaining cost is expected to be recognized over a weighted-average period of approximately 2.8 years.

For the six months ended June 30, 2014, the Company settled 58,379 MVSSSARs by issuing 17,573 shares of the Company’s common stock. For the six months ended June 30, 2013, the Company settled 12,936 MVSSSARs by issuing 4,022 shares of the Company’s common stock. If settlement of all outstanding MVSSSARs had occurred on June 30, 2014 at the predetermined cap on the maximum stock price at which point the instrument must be exercised, the Company would have issued 460,188 shares of the Company’s common stock.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 28, 2014. This Quarterly Report on Form 10-Q, except for historical financial information contained herein, contains forward-looking statements, including, but not limited to, statements regarding the value and effectiveness of our products, the introduction of product enhancements or additional products and our growth, expansion and market leadership, that involve risks, uncertainties, assumptions and other factors which, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements containing the words “predicts,” “plan,” “expects,” “focus,” “anticipates,” “believes,” “goal,” “target,” “estimate,” “potential,” “may,” “help,” “key,” “will,” “might,” “momentum,” “can,” “could,” “seek” and similar words. We intend all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected in such statements due to various factors, including but not limited to:

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

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided to help provide an understanding of our financial condition and results of operations. This item of our Quarterly Report on Form 10-Q is organized as follows:

•	Overview including Key Financial Metrics and Trends. This section provides a general description of our business, the key financial metrics that we use in assessing our performance, and anticipated trends that we expect to affect our financial condition and results of operations.

•	Consolidated Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2014 and 2013.

•	Foreign Exchange Rates. This section discusses the impact of foreign exchange rate fluctuations for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013.

•	Seasonality. This section discusses the seasonality in the sale of our products and services.

•	Acquisitions. This section discusses recent acquisitions and how we account for them.

•	Liquidity and Capital Resources. This section provides an analysis of our cash flows for the six months ended June 30, 2014 and 2013, a discussion of our capital requirements, and the resources available to us to meet those requirements.

•	Critical Accounting Policies and Estimates. This section discusses accounting policies that are considered important to our financial condition and results of operations. These accounting policies require significant judgment or require estimates on our part in applying them. Our significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 2 to the unaudited consolidated financial statements.

•	Contractual Obligations and Commitments. This section discusses contractual obligations and commitments expected to have an effect on our liquidity and cash flow in future periods.

•	Off-Balance Sheet Arrangements. This section discusses off-balance sheet arrangements expected to have an effect on our liquidity and cash flow in future periods.

•	Inflation. This section discusses how inflation could impact our financial condition and results of operations.

•	Recent Accounting Pronouncements. This section provides for recent accounting pronouncements that could impact our financial condition and results of operations.

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

In July 2014, we announced the availability of a free version of our next-generation data visualization application, Qlik Sense Desktop. Qlik Sense Desktop delivers an intuitive drag-and-drop experience for data visualization, exploration, and storytelling capabilities in a stand-alone, Windows client. The server edition of Qlik Sense, expected to be available in September 2014, will enable server side development from any device, flexible mobile use, collaboration and sharing, data security, and data and application governance.

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

We have grown our customer base to approximately 33,000 active customers as of June 30, 2014 and increased our revenue at approximately a 28% compound annual growth rate from January 1, 2010 through June 30, 2014. During the six months ended June 30, 2014, our solution addressed the needs of a diverse range of customers from middle market customers to large enterprises such as 3P Learning Pty Ltd, AAF International Company Inc. (American Air Filter), Arkema Inc., Analogic Corporation, Children’s Hospital of Wisconsin, Community Health Network, David Lloyd Leisure, Deutsche Börse AG, Harbour Industries, Inc., Harris Farm Markets, Hindustan Zinc, IKEA Japan K.K., Kuoni Destination Management, New Hanover Regional Medical Center, Nestlé Nederland BV, Palmetto Health, Roadchef Limited, Saint-Gobain Corporation, Snapdeal, Southern Illinois Healthcare, Sunstar Americas, Inc., Tupperware and ZF Friedrichshafen AG. We currently have customers in over 100 countries and, for the three and six months ended June 30, 2014, approximately 71% and 72%, respectively, of our revenue was derived internationally. For the three and six months ended June 30, 2013, approximately 71% of our revenue was derived internationally.

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

We license our Business Discovery platform under perpetual licenses which generally include one year of maintenance as part of the initial purchase price of the product. Our customers can renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. For the six months ended June 30, 2014, our total revenue was comprised of 50% license revenue, 40% maintenance revenue and 10% professional services revenue. For the six months ended June 30, 2013, our total revenue was comprised of 55% license revenue, 36% maintenance revenue and 9% professional services revenue. Total billings from our OEM relationships accounted for approximately 7% and 8% of our total billings during the six months ended June 30, 2014 and 2013, respectively. Additionally, our online Qlik Community provides us with a loyal and growing network of users who promote our software, provide support for other users and contribute valuable insights and feedback for our product development efforts.

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

From a risk perspective, we have had to deal with the impact of the recessionary global environment during the past several years and the unsettled global economic environment could affect our operating results in future periods. Approximately 72% of our revenue during the six months ended June 30, 2014 was derived internationally, of which 55% was derived in Europe. Approximately 71% of our revenue during the six months ended June 30, 2013 was derived internationally, of which 55% was derived in Europe. We have faced pricing pressure from some of our competitors and we seek to minimize the impact by demonstrating the value delivered by our Business Discovery Platform in comparison to these other BI products. In addition, as we continue to further penetrate the enterprise market and the size and complexity of our sales opportunities continue to expand, we have seen an increase in the average length of time in our sales cycles. As a result, we seek to improve the management of our sales pipeline in response to these dynamics. Also, the recent growth in our business has required the continued hiring of experienced staff across all of our geographic territories. To aid this effort we have focused on improving our local recruiting initiatives, as well as on developing further internal training programs to prepare employees for greater responsibilities.

We believe global economic conditions remain unstable and have contributed to an increase in the average length of time in our sales cycles. In addition, these conditions may result in an increase in the average length of time it takes to collect outstanding accounts receivable.

Key Financial Metrics and Trends

Revenues

Our revenue is comprised of license, maintenance and professional services. We license our software under perpetual licenses which generally include one year of maintenance as part of the initial purchase price of the product. License revenue reflects the revenue recognized from sales of licenses to new customers and additional licenses to existing customers. Billings to existing customers for license and first year maintenance were approximately 65% for the three months ended June 30, 2014 and 60% for the three months ended June 30, 2013. Based upon our land and expand sales strategy, we expect that on an annual basis the contribution of license and first year maintenance from existing customers will continue to exceed the contribution of license and first year maintenance from new customers. Customers can renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. Current customers with maintenance agreements are entitled to receive unspecified upgrades and enhancements when and if they become available. We have experienced growth in maintenance revenue primarily due to increased license sales and growth in our customer base and high retention of those customers. In the six months ended June 30, 2014 and 2013, our annual maintenance renewal rates were greater than 90%. Professional services revenue is comprised of training, installation and other consulting revenues, and represented approximately 10% of total revenues for the six months ended June 30, 2014 and 9% of total revenues for the six months ended June 30, 2013. We do not expect the percentage contribution to change significantly during the near term. The contribution from our partner network has grown over time and we anticipate that revenues from partners will continue to be more than 50% of total revenues. Given the size of the U.S. market and our current penetration there, we expect that the U.S. will represent our largest growth opportunity in terms of absolute U.S. dollars during the near term and will likely be an important contributor to future revenue growth. Due to the global diversity of our customer base, our results are impacted by movements in the currencies of the major territories in which we operate. The primary foreign currencies generally impacting our results are the Swedish kronor, the euro and the British pound. Inflation and changing prices had no material effect on our revenue or income from operations during the three and six months ended June 30, 2014 and 2013.

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

Research and Development. Research and development expenses primarily consist of personnel and facility costs for our research and development and product marketing employees along with the amortization of research and development related intangible assets acquired. We have devoted our development efforts primarily to enhancing the functionality and expanding the capabilities of our software platform. We expect that our research and development expenses will continue to increase in absolute dollars and as a percentage of revenue in the long term as we increase our research and development and product marketing headcount to further strengthen and enhance our software platform. The vast majority of our research and development staff is based in Lund, Sweden.

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

Other Income (Expense), net

Other income (expense), net primarily consists of net interest and foreign exchange gains or losses. Net interest represents interest income received on our cash and cash equivalents and interest expense associated with outstanding debt. Foreign exchange gains or losses relate to our business activities in foreign countries and the re-measurement of intercompany transactions between subsidiaries with different functional reporting currencies. As a result of our business activities in foreign countries, we expect that foreign exchange gains or losses will continue to occur due to fluctuations in exchange rates in the countries where we do business.

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

Impact of Foreign Currency Translation

Approximately 70% and 69% of our operating revenues for the six months ended June 30, 2014 and 2013, respectively, were earned in foreign denominated currencies, including the euro, the British pound and the Swedish kronor. We continue to monitor our foreign exchange risk in part through operational means, including monitoring the proportion of same-currency revenues in relation to same-currency costs and the proportion of same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, changes in those currencies relative to the U.S. dollar will impact our revenues and expenses. If the U.S. dollar weakens against a specific foreign currency, our revenues will increase having a positive impact on net income, and our overall expenses will increase, having a negative impact on net income. Likewise, if the U.S. dollar strengthens against a specific foreign currency, our revenues will decrease having a negative impact on net income, and our overall expenses will decrease, having a positive impact on net income. Therefore, significant shifts in foreign currencies can impact our short-term results, as well as our long-term forecasts and targets.

Foreign currency exchange rate fluctuations positively impacted total revenue for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 by approximately $2.4 million, principally driven by the weakening of the U.S. dollar relative to the euro and the British pound. Total cost of revenue and operating expenses for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 were negatively impacted as a result of foreign exchange rate fluctuations by approximately $1.9 million, principally driven by the weakening of the U.S. dollar relative to the euro and the British pound.

Foreign currency exchange rate fluctuations positively impacted total revenue for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 by approximately $3.5 million, principally driven by the weakening of the U.S. dollar relative to the euro and the British pound. Total cost of revenue and operating expenses for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 were negatively impacted as a result of foreign exchange rate fluctuations by approximately $2.6 million, principally driven by the weakening of the U.S. dollar relative to the euro and the British pound.

Foreign currency exchange rate fluctuations positively impacted total revenue for the three months ended June 30, 2013 compared to the same period in 2012 by approximately $0.9 million, principally driven by the weakening of the U.S. dollar relative to the Swedish kronor and the euro partially offset by the strengthening of the U.S. dollar relative to the Japanese yen and the British pound. Total cost of revenue and operating expenses for the three months ended June 30, 2013 compared to the same period in 2012 were negatively impacted as a result of foreign currency exchange rate fluctuations by approximately $1.3 million principally driven by the weakening of the U.S. dollar relative to the Swedish kronor.

Foreign currency exchange rate fluctuations positively impacted total revenue for the six months ended June 30, 2013 compared to the same period in 2012 by approximately $0.8 million, principally driven by the weakening of the U.S. dollar relative to the Swedish kronor and the euro partially offset by the strengthening of the U.S. dollar relative to the Japanese yen and the British pound. Total cost of revenue and operating expenses for the six months ended June 30, 2013 compared to the same period in 2012 were negatively impacted as a result of foreign currency exchange rate fluctuations by approximately $2.4 million principally driven by the weakening of the U.S. dollar relative to the Swedish kronor.

Consolidated Results of Operations

Comparison of the Three Months Ended June 30, 2014 and 2013

Revenue

The following table sets forth revenue by source:

	Three Months Ended June 30,
	2014		2013
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period-to-Period Change
	(unaudited)
	(dollars in thousands)
Revenue:
License revenue	$66,942	50.9%	$60,501	56.0%	$6,441	10.6%
Maintenance revenue	50,889	38.6%	38,420	35.6%	12,469	32.5%
Professional services revenue	13,787	10.5%	9,086	8.4%	4,701	51.7%

Total revenue	$131,618	100.0%	$108,007	100.0%	$23,611	21.9%

Revenue was approximately $131.6 million for the three months ended June 30, 2014 compared to approximately $108.0 million for the three months ended June 30, 2013, an increase of 21.9%. Total revenue for the three months ended June 30, 2014 was positively impacted by approximately $2.4 million by foreign currency rate fluctuations, principally driven by the weakening of the U.S. dollar relative to the euro and the British pound. The increase in revenue from the prior year period was primarily driven by revenue growth in the Americas (includes North America and South America), the United Kingdom (includes United Kingdom and Ireland), Rest of World (includes Asia-Pacific, Middle East and Africa) and the Nordic region (includes Sweden, Denmark, Finland, and Norway), which grew by 23.2%, 30.0%, 20.3% and 15.6%, respectively, and contributed approximately $16.8 million in incremental total revenue. License revenue grew by approximately $6.4 million, or 10.6%. There was no material change in the pricing for our product during the year. Revenue growth was achieved primarily due to volume growth as new customers acquired our product for the first time, along with additional license purchases by our existing customers. During the three months ended June 30, 2014, we closed 109 contracts that had total license and first year’s maintenance exceeding $100,000, compared to 104 contracts for the same period last year. Included in the deals exceeding $100,000, we closed 25 contracts that had total license and first year’s maintenance exceeding $250,000, compared to 27 contracts for the same period last year. Included in the deals exceeding $250,000, we closed three contracts that had total license and first year’s maintenance exceeding $1.0 million, compared to two contracts for the same period last year. Amounts invoiced to existing customers represented a larger share of total billings during the three months ended June 30, 2014, approximately 79%, resulting from our “land and expand” sales strategy, compared to approximately 74% during the three months ended June 30, 2013. Billings from our indirect partner channel for license and first year maintenance were approximately 52% of total license and first year maintenance billings for the three months ended June 30, 2014 compared to approximately 57% for the three months ended June 30, 2013. Maintenance revenues grew by 32.5% during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 driven by annual maintenance renewal rates of greater than 90% and an increase in our customer base. Professional services revenue grew 51.7% during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 due to growth in consulting and training revenue, resulting primarily from an increase in our customer base and expanded professional services engagements with certain large customers. The revenue growth during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 may not be indicative of our future revenue growth, if any.

Cost of Revenue and Gross Profit

The following table sets forth cost of revenue and gross profit for each revenue source:

	Three Months Ended June 30,
	2014		2013
	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Period-to-Period Change
	(unaudited)
	(dollars in thousands)
Cost of Revenue:
Cost of license revenue	$1,785	2.7%	$1,523	2.5%	$262	17.2%
Cost of maintenance revenue	2,768	5.4%	2,546	6.6%	222	8.7%
Cost of professional services revenue	14,256	103.4%	10,525	115.8%	3,731	35.4%

Total cost of revenue	$18,809	14.3%	$14,594	13.5%	$4,215	28.9%

Gross Profit:
License revenue	$65,157	97.3%	$58,978	97.5%	$6,179	10.5%
Maintenance revenue	48,121	94.6%	35,874	93.4%	12,247	34.1%
Professional services revenue	(469)	-3.4%	(1,439)	-15.8%	970	-67.4%

Total gross profit	$112,809	85.7%	$93,413	86.5%	$19,396	20.8%

Cost of revenue was approximately $18.8 million for the three months ended June 30, 2014 compared to approximately $14.6 million for the three months ended June 30, 2013, an increase of approximately $4.2 million, or 28.9%. Total cost of revenue for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was negatively impacted as a result of foreign currency exchange rate fluctuations by approximately $0.2 million. Cost of license revenue largely consists of referral fees paid to third parties in connection with software license sales and the amortization of technology related intangible assets acquired. Referral fees increased approximately $0.3 million offset by a decrease of approximately $0.1 million related to the amortization of intangible assets for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. Cost of maintenance revenue increased approximately $0.2 million for the three months ended June 30, 2014 as compared to the same period in 2013. In anticipation of continued growth in our current customer base, we increased headcount in our support organization which increased personnel costs by approximately $0.2 million (including a $0.1 million increase in stock-based compensation). Cost of professional services revenue increased approximately $3.8 million for the three months ended June 30, 2014 as compared to the same period in 2013 largely due to increased personnel costs of approximately $3.1 million. In addition, we had an increase in outside contractor costs and other cost of professional services revenue of approximately $0.6 million and an increase in travel and entertainment costs of approximately $0.1 million.

Total gross profit increased approximately $19.4 million, or 20.8%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 largely due to an increase in total revenue of approximately $23.6 million, or 21.9%. The increase in our total gross profit during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 may not be indicative of our future gross profit. For the three months ended June 30, 2014, total gross margin decreased to 85.7% from 86.5% for the three months ended June 30, 2013. The decrease in our total gross margin from the prior year period is primarily due to the cost of professional services revenue, which increased approximately $3.8 million for the three months ended June 30, 2014 as compared to the same period in 2013 and was largely due to an increase in personnel costs. The total gross margin during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 may not be indicative of our future gross margin.

Operating Expenses

The following table sets forth operating expenses as a percentage of revenue:

	Three Months Ended June 30,
	2014		2013
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period-to-Period Change
	(unaudited)
	(dollars in thousands)
Operating expenses:
Sales and marketing	$75,691	57.5%	$64,447	59.7%	$11,244	17.4%
Research and development	17,588	13.4%	16,070	14.9%	1,518	9.4%
General and administrative	26,531	20.2%	21,988	20.3%	4,543	20.7%

Total operating expenses	$119,810	91.0%	$102,505	94.9%	$17,305	16.9%

Sales and Marketing. Sales and marketing expenses increased approximately $11.2 million, or 17.4% for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. Sales and marketing expenses for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 were negatively impacted as a result of foreign currency exchange rate fluctuations by approximately $1.2 million. The period over period increase in sales and marketing expenses was primarily attributable to an increase in personnel and commission costs of approximately $9.7 million (including a $1.0 million increase in stock-based compensation), reflecting higher employee headcount and higher variable compensation resulting from increased license revenue. In addition, we had an increase in outside consulting costs and other sales and marketing costs of approximately $1.7 million and an increase in facility and infrastructure costs of approximately $0.1 million to support global expansion. These increases were offset by a decrease of approximately $0.3 million in travel and entertainment costs.

Research and Development. Research and development expenses increased by approximately $1.6 million, or 9.4%, during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. Research and development expenses for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 were not significantly impacted by foreign currency exchange rate fluctuations. The period over period increase in research and development expenses was primarily attributable to higher outside professional fees of approximately $0.9 million and higher personnel costs of approximately $0.2 million (including a $0.1 million increase in stock-based compensation) related to the market introduction of our new self-service visualization product. The increase in research and development expenses also reflects an increase other research and development costs, such as the amortization of research and development related intangible assets acquired and facility and infrastructure costs of approximately $0.3 million and an increase in facility and infrastructure costs of approximately $0.2 million.

General and Administrative. General and administrative expenses were approximately $26.5 million for the three months ended June 30, 2014 compared to approximately $22.0 million for the three months ended June 30, 2013, an increase of approximately $4.5 million, or 20.7%. General and administrative expenses for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 were negatively impacted as a result of foreign currency exchange rate fluctuations by approximately $0.5 million. The increase in general and administrative expenses for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was largely due to an increase of approximately $2.3 million in information systems consulting costs as well as an increase in personnel costs of approximately $2.0 million (including a $1.0 million increase in stock-based compensation). In addition, we had an increase in other general and administrative costs, primarily related to facility and infrastructure costs, of approximately $0.2 million to support global expansion.

Other Expense, net.

During the three months ended June 30, 2014, other expense, net, primarily consisted of foreign exchange losses and net interest income. During the three months ended June 30, 2013, other expense, net, primarily consisted of foreign exchange losses.

(Provision) Benefit for Income Taxes.

Beginning in the first quarter of 2014, we determined that we were no longer able to make a reliable estimate of the annual effective tax rate in the U.S. as relatively small changes in our projected income or loss produce significant variance in our annual effective tax rate in this jurisdiction. Therefore, we recorded tax expense in the U.S. for the three months ended June 30, 2014 based on the actual effective rate for the three months ended June 30, 2014. The effective tax rate for all other jurisdictions for the three months ended June 30, 2014 and for all jurisdictions for the three months ended June 30, 2013, was calculated based on an estimated annual effective tax rate plus discrete items.

For the three months ended June 30, 2014, we recorded a provision for income taxes of approximately $3.1 million, which resulted in an effective tax rate of (45.6%), compared to a benefit of approximately $1.5 million, or an effective tax rate of 15.8%, for the three months ended June 30, 2013. As of June 30, 2014, a full valuation allowance has been recorded against our U.S. and Swedish deferred tax assets, based on an analysis of positive and negative evidence, including projected three-year cumulative losses through December 31, 2014. The effective tax rate for the three months ended June 30, 2014 reflects the effects of the foreign tax rate differential, permanent differences, and the changes in the valuation allowance on deferred tax assets. The effective tax rate for the three months ended June 30, 2013 reflects the effects of benefits from a foreign tax rate differential and discrete items offset by the effects of permanent differences and changes in the valuation allowance on deferred tax assets. The primary differences between the effective tax rates for the three months ended June 30, 2014 and 2013 are the increases in valuation allowances against deferred tax assets, the impact of the permanent differences and discrete items.

Due to the relative difference in the projected annual distribution of income and losses where we operate compared to our actual results for the three months ended June 30, 2014, including the recognition of certain discrete items in the period and due to losses incurred in jurisdictions for which a tax benefit cannot be recognized, the year-to-date effective rate may differ significantly from our full year effective rate. Our effective tax rate is also impacted significantly by non-deductible stock-based compensation incurred in various jurisdictions. As the projection and distribution of income changes throughout 2014, the year-to-date effective rate will change from quarter to quarter.

Our liability for unrecognized tax benefits (including penalties and interest) was approximately $2.8 million and $2.4 million as of June 30, 2014 and December 31, 2013, respectively. We do not expect that the total amount of unrecognized tax benefits will change significantly during the next twelve months. See Note 7 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K, filed with the SEC on February 28, 2014, for more detailed information regarding unrecognized tax benefits.

Comparison of the Six Months Ended June 30, 2014 and 2013

Revenue

The following table sets forth revenue by source:

	Six Months Ended June 30,
	2014		2013
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period-to-Period Change
	(unaudited)
	(dollars in thousands)
Revenue:
License revenue	$120,825	49.8%	$113,153	55.3%	$7,672	6.8%
Maintenance revenue	96,734	39.9%	74,136	36.2%	22,598	30.5%
Professional services revenue	25,171	10.4%	17,266	8.4%	7,905	45.8%

Total revenue	$242,730	100.0%	$204,555	100.0%	$38,175	18.7%

Revenue was approximately $242.7 million for the six months ended June 30, 2014 compared to approximately $204.6 million for the six months ended June 30, 2013, an increase of 18.7%. Total revenue for the six months ended June 30, 2014 was positively impacted by approximately $3.5 million by foreign currency rate fluctuations, principally driven by the weakening of the U.S. dollar relative to the euro and the British pound. The increase in revenue from the prior year period was primarily driven by revenue growth in the Americas (includes North America and South America), the United Kingdom (includes United Kingdom and Ireland), Rest of World (includes Asia-Pacific, Middle East and Africa) and the Benelux region (includes Belgium, the Netherlands, Luxembourg and Eastern Europe), which grew by 17.2%, 29.9%, 20.6% and 27.0%, respectively, and contributed approximately $27.2 million in incremental total revenue. License revenue grew by approximately $7.7 million, or 6.8%. There was no material change in the pricing for our product during the year. Revenue growth was achieved primarily due to volume growth as new customers acquired our product for the first time, along with additional license purchases by our existing customers. During the six months ended June 30, 2014, we closed 210 contracts that had total license and first year’s maintenance exceeding $100,000, compared to 192 contracts for the same period last year. Included in the deals exceeding $100,000, we closed 53 contracts that had total license and first year’s maintenance exceeding $250,000, compared to 59 contracts for the same period last year. Included in the deals exceeding $250,000, we closed four contracts that had total license and first year’s maintenance exceeding $1.0 million, compared to five contracts for the same period last year. Amounts invoiced to existing customers represented a larger share of total billings during the six months ended June 30, 2014, approximately 79%, resulting from our “land and expand” sales strategy, compared to approximately 76% during the six months ended June 30, 2013. Billings from our indirect partner channel for license and first year maintenance were approximately 55% of total license and first year maintenance billings for the six months ended June 30, 2014 compared to approximately 60% for the six months ended June 30, 2013. Maintenance revenues grew by 30.5% during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 driven by annual maintenance renewal rates of greater than 90% and an increase in our customer base. Professional services revenue grew 45.8% during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 due to growth in consulting and training revenue, resulting primarily from an increase in our customer base and expanded professional services engagements with certain large customers. The revenue growth during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 may not be indicative of our future revenue growth, if any.

Cost of Revenue and Gross Profit

The following table sets forth cost of revenue and gross profit for each revenue source:

	Six Months Ended June 30,
	2014		2013
	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Period-to-Period Change
	(unaudited)
	(dollars in thousands)
Cost of Revenue:
Cost of license revenue	$3,291	2.7%	$3,170	2.8%	$121	3.8%
Cost of maintenance revenue	5,825	6.0%	5,418	7.3%	407	7.5%
Cost of professional services revenue	27,732	110.2%	20,362	117.9%	7,370	36.2%

Total cost of revenue	$36,848	15.2%	$28,950	14.2%	$7,898	27.3%

Gross Profit:
License revenue	$117,534	97.3%	$109,983	97.2%	$7,551	6.9%
Maintenance revenue	90,909	94.0%	68,718	92.7%	22,191	32.3%
Professional services revenue	(2,561)	-10.2%	(3,096)	-17.9%	535	-17.3%

Total gross profit	$205,882	84.8%	$175,605	85.8%	$30,277	17.2%

Cost of revenue was approximately $36.8 million for the six months ended June 30, 2014 compared to approximately $29.0 million for the six months ended June 30, 2013, an increase of approximately $7.9 million, or 27.3%. Total cost of revenue for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was negatively impacted as a result of foreign currency exchange rate fluctuations by approximately $0.3 million. Cost of license revenue largely consists of referral fees paid to third parties in connection with software license sales and the amortization of technology related intangible assets acquired. Referral fees increased approximately $0.1 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. Cost of maintenance revenue increased approximately $0.4 million for the six months ended June 30, 2014 as compared to the same period in 2013. In anticipation of continued growth in our current customer base, we increased headcount in our support organization which increased personnel costs by approximately $0.4 million (including a $0.1 million increase in stock-based compensation). Cost of professional services revenue increased approximately $7.4 million for the six months ended June 30, 2014 as compared to the same period in 2013 largely due to increased personnel costs of approximately $5.2 million. In addition, we had an increase in outside contractor costs and other cost of professional services revenue of approximately $1.7 million, an increase in travel and entertainment costs of approximately $0.4 million and an increase in facility and infrastructure costs of approximately $0.1 million as we continue to invest in our services organization.

Total gross profit increased approximately $30.3 million, or 17.2%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 largely due to an increase in total revenue of approximately $38.2 million, or 18.7%. The increase in our total gross profit during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 may not be indicative of our future gross profit. For the six months ended June 30, 2014, total gross margin decreased to 84.8% from 85.8% for the six months ended June 30, 2013. The decrease in our total gross margin from the prior year period is primarily due to the cost of professional services revenue, which increased approximately $7.4 million for the six months ended June 30, 2014 as compared to the same period in 2013 and was largely due to increased personnel costs and an increase in outside contractor costs and other cost of professional services revenue. The total gross margin during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 may not be indicative of our future gross margin.

Operating Expenses

The following table sets forth operating expenses as a percentage of revenue:

	Six Months Ended June 30,
	2014		2013
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period-to-Period Change
	(unaudited)
	(dollars in thousands)
Operating expenses:
Sales and marketing	$148,454	61.2%	$125,427	61.3%	$23,027	18.4%
Research and development	34,634	14.3%	31,550	15.4%	3,084	9.8%
General and administrative	53,292	22.0%	44,481	21.8%	8,811	19.8%

Total operating expenses	$236,380	97.5%	$201,458	98.5%	$34,922	17.3%

Sales and Marketing. Sales and marketing expenses increased approximately $23.0 million, or 18.4% for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. Sales and marketing expenses for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 were negatively impacted as a result of foreign currency exchange rate fluctuations by approximately $1.5 million. The period over period increase in sales and marketing expenses was primarily attributable to an increase in personnel and commission costs of approximately $19.1 million (including a $2.1 million increase in stock-based compensation), reflecting higher employee headcount and higher variable compensation resulting from increased license revenue. In addition, we had an increase in outside consulting costs and other sales and marketing costs of approximately $3.8 million and an increase in facility and infrastructure costs of approximately $0.2 million to support global expansion. These increases were offset by a decrease in travel and entertainment costs of approximately $0.1 million.

Research and Development. Research and development expenses increased by approximately $3.1 million or 9.8% during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. Research and development expenses for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 were not significantly impacted by foreign currency exchange rate fluctuations. The period over period increase in research and development expenses was primarily attributable to higher personnel costs of approximately $1.2 million (including a $0.2 million increase in stock-based compensation) and higher outside professional fees of approximately $0.9 million related to the market introduction of our new self-service visualization product. The increase in research and development expenses also reflects an increase of approximately $0.5 million for the amortization of research and development related intangible assets acquired and an increase of approximately $0.5 million in other research and development costs, such as facility and infrastructure costs and travel and entertainment costs.

General and Administrative. General and administrative expenses were approximately $53.3 million for the six months ended June 30, 2014 compared to approximately $44.5 million for the six months ended June 30, 2013, an increase of approximately $8.8 million, or 19.8%. General and administrative expenses for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 were negatively impacted as a result of foreign currency exchange rate fluctuations by approximately $0.8 million. The increase in general and administrative expenses for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was largely due to an increase in personnel costs of approximately $5.0 million (including a $1.7 million increase in stock-based compensation). In addition we had an increase of approximately $3.1 million in information systems consulting costs and an increase of approximately $1.1 million in other general and administrative costs, primarily related to professional fees, such as consulting, legal and accounting fees. We also had an increase in facility and infrastructure costs of approximately $0.6 million to support global expansion. These increases were offset by a decrease of approximately $1.0 million related to travel and entertainment.

Other Expense, net.

During the six months ended June 30, 2014, other expense, net was approximately $0.3 million. Other expense, net for the six months ended June 30, 2014 primarily consisted of foreign exchanges losses of approximately $0.4 million offset by net interest income of approximately $0.1 million. During the six months ended June 30, 2013, other expense, net was approximately $1.9 million. Other expense, net, for the six months ended June 30, 2013 primarily consisted of foreign exchange losses of approximately $2.0 million offset by net interest income of approximately $0.1 million.

(Provision) Benefit for Income Taxes.

Beginning in the first quarter of 2014, we determined that we were no longer able to make a reliable estimate of the annual effective tax rate in the U.S. as relatively small changes in our projected income or loss produce significant variance in our annual effective tax rate in this jurisdiction. Therefore, we recorded tax expense in the U.S. for the six months ended June 30, 2014 based on the actual effective rate for the six months ended June 30, 2014. The effective tax rate for all other jurisdictions for the six months ended June 30, 2014 and for all jurisdictions for the six months ended June 30, 2013, was calculated based on an estimated annual effective tax rate plus discrete items.

For the six months ended June 30, 2014, we recorded a provision for income taxes of approximately $5.2 million, which resulted in an effective tax rate of (17.0%), compared to a benefit of approximately $6.5 million, or an effective tax rate of 23.5%, for the six months ended June 30, 2013. As of June 30, 2014, a full valuation allowance has been recorded against our U.S. and Swedish deferred tax assets, based on an analysis of positive and negative evidence, including projected three-year cumulative losses through December 31, 2014. The effective tax rate for the six months ended June 30, 2014 reflects the effects of the foreign tax rate differential, permanent differences, and the changes in the valuation allowance on deferred tax assets. The effective tax rate for the six months ended June 30, 2013 reflects the effects of benefits from a foreign tax rate differential and discrete items offset by the effects of permanent differences and changes in the valuation allowance on deferred tax assets. The primary differences between the effective tax rates for the three and six months ended June 30, 2014 and 2013 are the increases in valuation allowances against deferred tax assets, the impact of the permanent differences, and discrete items.

Due to the relative difference in the projected annual distribution of income and losses where we operate compared to our actual results for the six months ended June 30, 2014, including the recognition of certain discrete items in the period and due to losses incurred in jurisdictions for which a tax benefit cannot be recognized, the year-to-date effective rate may differ significantly from our full year effective rate. Our effective tax rate is also impacted significantly by non-deductible stock-based compensation incurred in various jurisdictions. As the projection and distribution of income changes throughout 2014, the year-to-date effective rate will change from quarter to quarter.

Our liability for unrecognized tax benefits (including penalties and interest) was approximately $2.8 million and $2.4 million as of June 30, 2014 and December 31, 2013, respectively. We do not expect that the total amount of unrecognized tax benefits will change significantly during the next twelve months. See Note 7 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K, filed with the SEC on February 28, 2014, for more detailed information regarding unrecognized tax benefits.

Foreign Exchange Rates

We conduct business in our foreign operations in local currencies. Accordingly, our consolidated results of operations presented above are affected by fluctuations in foreign exchange rates. Income and expense accounts are translated at the average monthly exchange rates during the period.

Foreign currency exchange rate fluctuations positively impacted total revenue for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 by approximately $2.4 million, principally driven by the weakening of the U.S. dollar relative to the euro and the British pound. Total cost of revenue and operating expenses for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 were negatively impacted as a result of foreign exchange rate fluctuations by approximately $1.9 million, principally driven by the weakening of the U.S. dollar relative to the euro and the British pound.

Foreign currency exchange rate fluctuations positively impacted total revenue for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 by approximately $3.5 million, principally driven by the weakening of the U.S. dollar relative to the euro and the British pound. Total cost of revenue and operating expenses for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 were negatively impacted as a result of foreign exchange rate fluctuations by approximately $2.6 million, principally driven by the weakening of the U.S. dollar relative to the euro and the British pound.

Foreign currency exchange rate fluctuations positively impacted total revenue for the three months ended June 30, 2013 compared to the same period in 2012 by approximately $0.9 million, principally driven by the weakening of the U.S. dollar relative to the Swedish kronor and the euro, partially offset by the strengthening of the U.S. dollar relative to the Japanese yen and the British pound. Total cost of revenue and operating expenses for the three months ended June 30, 2013 compared to the same period in 2012 were negatively impacted as a result of foreign currency exchange rate fluctuations by approximately $1.3 million, principally driven by the weakening of the U.S. dollar relative to the Swedish kronor.

Foreign currency exchange rate fluctuations impacted total revenue for the six months ended June 30, 2013 compared to the same period in 2012 by approximately $0.8 million, principally driven by the weakening of the U.S. dollar relative to the Swedish kronor and the euro, partially offset by the strengthening of the U.S. dollar relative to the Japanese yen and the British pound. Total cost of revenue and operating expenses for the six months ended June 30, 2013 compared to the same period in 2012 were negatively impacted as a result of foreign currency exchange rate fluctuations by approximately $2.4 million, principally driven by the weakening of the U.S. dollar relative to the Swedish kronor.

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

Acquisitions

On October 3, 2013, we acquired the ongoing operations of our Italian master reseller (“QlikTech Italy”) that specializes in the distribution of QlikView software and provides maintenance and consulting services related to that software. We purchased QlikTech Italy for a total maximum purchase price of approximately 7.5 million euros (approximately $10.2 million based on an exchange rate of 1.355 on October 3, 2013). The total maximum purchase price included approximately $1.4 million of contingent consideration payable upon the achievement of certain revenue targets as set forth in the purchase agreement. At the purchase date, we estimated that only approximately $0.2 million of contingent consideration would be payable based upon the achievement of certain revenue targets, and therefore, this amount was included in the purchase price. The results of operations and financial position of QlikTech Italy are included in our consolidated financial statements from and after the date of acquisition. The inclusion of QlikTech Italy did not have a material impact on our unaudited consolidated financial results for the three and six months ended June 30, 2014. Had the acquisition occurred as of the beginning of the periods presented in our unaudited consolidated financial statements, the pro forma statements of operations would not be materially different than the audited consolidated statements of operations presented.

During the six months ended June 30, 2014, we completed the purchase price allocation for QlikTech Italy including the valuation of intangible assets acquired, deferred revenue assumed and deferred income taxes. The adjustments from the preliminary purchase price allocation were immaterial.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents and the on-going collection of our accounts receivable. As of June 30, 2014, we had cash and cash equivalents totaling approximately $255.0 million, net accounts receivable of approximately $126.1 million and working capital of approximately $213.6 million. Our cash and cash equivalents held domestically were approximately $165.2 million as of June 30, 2014. We believe that our cash and cash equivalents balances in the U.S. are currently sufficient to fund our U.S. operations. As of June 30, 2014, cash and cash equivalents held by foreign subsidiaries were approximately $89.8 million, which include undistributed earnings of foreign subsidiaries indefinitely invested outside of the U.S. of approximately $28.8 million. Except as required under U.S. tax law, we do not accrue for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to continue to invest such undistributed earnings outside of the U.S. If these funds are needed for our operations in the U.S., we would be required to accrue and, subsequent to the full utilization of our existing net operating loss carryforwards, pay U.S. taxes to repatriate these funds.

Our capital expenditures for the six months ended June 30, 2014 were approximately $7.9 million, comprised primarily of additional leasehold improvements, furniture and fixtures and computer equipment, as well as investments made in a new enterprise resource planning system.

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

The following table shows selected balance sheet data as well as our cash flows from operating activities, investing activities and financing activities for the stated periods:

	June 30,	December 31,
	2014	2013
	(unaudited)
	(in thousands)
Cash and cash equivalents	$255,035	$227,693
Accounts receivable, net	126,087	162,009
Deferred revenue	113,118	102,321
Working capital	213,637	224,485

	Six Months Ended June 30,
	2014	2013
	(unaudited)
	(in thousands)
Cash flow activities
Net cash provided by operating activities	$23,468	$23,846
Net cash used in investing activities	(7,865)	(8,887)
Net cash provided by financing activities	12,286	16,203

Cash and Cash Equivalents

Our cash and cash equivalents at June 30, 2014 were held for working capital purposes and were invested primarily in bank deposits and money market accounts having less than 90 day maturities. We do not enter into investments for trading or speculative purposes. These balances could be impacted if the underlying depository institutions or the guarantors fail or could be subject to adverse conditions in the financial markets. We can provide no assurances that access to our funds will not be impacted by adverse conditions in the financial markets.

Cash Flows

Operating Activities

Net cash provided by operating activities was approximately $23.5 million for the six months ended June 30, 2014. We incurred non-cash expenses totaling approximately $23.4 million for the six months ended June 30, 2014. Non-cash expenses primarily consisted of stock-based compensation expense, provisions for bad debt, foreign currency gains and losses, and depreciation and amortization expense. In addition, we incurred an excess tax benefit from stock-based compensation of approximately $4.2 million for the six months ended June 30, 2014.

The change in certain assets and liabilities resulted in a net source of cash of approximately $40.4 million for the six months ended June 30, 2014. Net cash provided by operating activities is driven by sales of our products. Collection of accounts receivable from the sale of our products is a significant component of our cash flows from operating activities, as is the change in deferred revenue related to these sales. In addition, net cash provided by operating activities reflects income tax payments made of approximately $4.0 million.

Net cash provided by operating activities was approximately $23.8 million for the six months ended June 30, 2013. We incurred non-cash expenses totaling approximately $22.2 million for the six months ended June 30, 2013. Non-cash expenses primarily consisted of stock-based compensation expense, provisions for bad debt, foreign currency gains and losses, and depreciation and amortization expense. In addition, we incurred an excess tax benefit from stock-based compensation of approximately $6.5 million for the six months ended June 30, 2013.

The change in certain assets and liabilities resulted in a net source of cash of approximately $29.4 million for the six months ended June 30, 2013. Net cash provided by operating activities is driven by sales of our products. Collection of accounts receivable from the sale of our products is a significant component of our cash flows from operating activities, as is the change in deferred revenue related to these sales. In addition, net cash provided by operating activities includes income tax payments made of approximately $7.9 million.

Investing Activities

Net cash used in investing activities was approximately $7.9 million for the six months ended June 30, 2014. Cash used in investing activities for the six months ended June 30, 2014 was primarily used for capital expenditures related to leasehold improvements, furniture and fixtures, computer equipment and investments made in a new enterprise resource planning system as we continued to expand our infrastructure and workforce.

Net cash used in investing activities was approximately $8.9 million for the six months ended June 30, 2013. Cash used in investing activities for the six months ended June 30, 2013 included $4.5 million for capital expenditures related to leasehold improvements, furniture and fixtures, computer equipment and investments made in a new enterprise resource planning system as we continued to expand our infrastructure and workforce. In addition, during the six months ended June 30, 2013, we acquired all of the outstanding shares of NComVA AB which resulted in a use of cash of approximately $4.4 million.

Financing Activities

Net cash provided by financing activities was approximately $12.3 million for the six months ended June 30, 2014. Net cash provided by financing activities included proceeds from the exercise of common stock options of approximately $8.1 million and an excess tax benefit from stock-based compensation of approximately $4.2 million.

Net cash provided by financing activities was approximately $16.2 million for the six months ended June 30, 2013. Net cash provided by financing activities included proceeds from the exercise of common stock options of approximately $9.9 million and an excess tax benefit from stock-based compensation of approximately $6.5 million. These proceeds were offset by payments on contingent consideration of $0.2 million during the period for the achievement of certain financial targets related to the acquisition of Syllogic Corporation in January 2010.

Non-GAAP Financial Measures

In order to supplement our unaudited consolidated financial statements presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), we use measures of non-generally accepted accounting principles (“Non-GAAP”) income (loss) from operations, Non-GAAP net income (loss), Non-GAAP net income (loss) per basic and diluted common share and constant currency. We believe that the Non-GAAP financial information provided can assist investors in understanding and assessing our on-going core operations and prospects for the future. This Non-GAAP financial information provides an additional tool for investors to use in comparing our financial results with other companies in our industry, many of which present similar Non-GAAP financial measures to investors. In addition, we believe that these Non-GAAP financial measures are useful to investors because they allow for greater transparency into the indicators used as a basis for our internal budgeting and operational decision making.

For the three and six months ended June 30, 2014 and 2013, Non-GAAP income (loss) from operations is determined by taking GAAP loss from operations and adding back stock-based compensation expense, employer payroll taxes on stock transactions and amortization of intangible assets. Non-GAAP net income (loss) is determined by taking GAAP loss before (provision) benefit for income taxes and adding back stock-based compensation expense, employer payroll taxes on stock transactions, the amortization of intangible assets and the result is tax affected at an estimated long-term effective tax rate of 30%. We believe that the effective tax rate used in the Non-GAAP net income (loss) and related per diluted common share calculations are reasonable estimates of the long-term normalized effective tax rate under our global structure. We believe these adjustments provide useful information to both management and investors due to the following factors:

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

The following is a reconciliation of Non-GAAP income (loss) from operations, Non-GAAP net income (loss) and Non-GAAP net income (loss) per common share to the most comparable U.S. GAAP measure for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)
	(in thousands, except share and per share data)
Reconciliation of Non-GAAP income (loss) from operations:
GAAP loss from operations	$(7,001)	$(9,092)	$(30,498)	$(25,853)
Stock-based compensation expense	8,678	6,592	16,516	12,581
Employer payroll taxes on stock transactions	191	261	554	469
Amortization of intangible assets	739	584	1,548	934

Non-GAAP income (loss) from operations	$2,607	$(1,655)	$(11,880)	$(11,869)

Reconciliation of Non-GAAP net income (loss):
GAAP net loss	$(10,206)	$(8,049)	$(36,086)	$(21,255)
Stock-based compensation expense	8,678	6,592	16,516	12,581
Employer payroll taxes on stock transactions	191	261	554	469
Amortization of intangible assets	739	584	1,548	934
Income tax adjustment (1)	2,415	(874)	8,915	(2,381)

Non-GAAP net income (loss)	$1,817	$(1,486)	$(8,553)	$(9,652)

Reconciliation of Non-GAAP income (loss) per share:
Non-GAAP net income (loss) per common share—basic and diluted	$0.02	$(0.02)	$(0.10)	$(0.11)

GAAP net loss per common share—basic and diluted	$(0.11)	$(0.09)	$(0.40)	$(0.24)

Non-GAAP weighted average number of common shares outstanding—basic	89,753,523	87,280,678	89,480,446	86,900,901

Non-GAAP weighted average number of common shares outstanding—diluted	90,923,413	87,280,678	89,480,446	86,900,901

GAAP weighted average number of common shares outstanding—basic and diluted	89,753,523	87,280,678	89,480,446	86,900,901

(1)	Income tax adjustment is used to adjust the U.S. GAAP benefit (provision) for income taxes to a Non-GAAP benefit (provision) for income taxes by taking U.S. GAAP income (loss) before (provision) benefit for income taxes and adding back (1) stock-based compensation expense, (2) employer payroll taxes on stock transactions and (3) amortization of intangible assets and applying an estimated long-term tax rate of 30%.

The following table reflects the impact of changes in foreign currency exchange rates from the prior year periods on the reported amounts of total revenue for the three and six months ended June 30, 2014. To determine the revenue growth rates on a constant currency basis for the three and six months ended June 30, 2014, revenue from entities reporting in foreign currencies was translated into U.S. dollars using the comparable prior year period’s foreign currency exchange rates.

	Three months ended June 30,			Six Months ended June 30,
	2014	2013	% change	2014	2013	% change
	(unaudited)			(unaudited)
	(dollars in thousands)			(in thousands)
Constant currency reconciliation:
Total revenue, as reported	$131,618	$108,007	22%	$242,730	$204,555	19%
Estimated impact of foreign currency fluctuations			-2%			-2%

Total revenue constant currency growth rate			20%			17%

Critical Accounting Policies and Estimates

We prepare our unaudited consolidated financial statements in accordance with U.S. GAAP. The preparation of unaudited consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. We believe that these accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. Our significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K, filed with the SEC on February 28, 2014. Since the date of those financial statements, there have been no material changes to our critical accounting policies and use of estimates.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements, as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K, as of June 30, 2014 and December 31, 2013.

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

Market Risk

We are exposed to certain financial risks, including fluctuations in foreign currency exchange rates and interest rates. We manage our exposure to these market risks through internally established policies and procedures. Our policies do not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. We do not use financial instruments for trading purposes and we are not a party to any leveraged derivatives. We monitor our underlying market risk exposures on an ongoing basis and, at times, may use hedging strategies to mitigate these risks.

Interest Rate Sensitivity

We had cash and cash equivalents of approximately $255.0 million at June 30, 2014 and approximately $227.7 million at December 31, 2013. We held these amounts in cash or money market funds.

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

Foreign Exchange Risk

We market our products in the Americas, Europe, the Asia-Pacific Regions, and Africa and largely develop our products in Europe and the U.S. As a result of our business activities in foreign countries, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that foreign currency exchange rate fluctuations will not harm our business in the future. We sell our products in certain countries in the local currency of the respective country. There is a risk that we will have to adjust local currency product pricing due to the competitive pressure when there has been significant volatility in foreign exchange rates. In addition, a vast majority of our product development activities are principally based at our facility in Lund, Sweden. This provides some natural hedging because most of our subsidiaries’ operating expenses are denominated in their local currencies. Regardless of this natural hedging, our results of operations may be adversely impacted by the foreign exchange rate fluctuation. We will continue to monitor our exposure to foreign currency fluctuations and, at times, we may use financial hedging techniques to minimize the effect of these fluctuations. We may choose not to continue to hedge certain foreign exchange exposure for a variety of reasons, including accounting considerations and the prohibitive economic cost of hedging particular exposure.

During the three and six months ended June 30, 2014, we began using derivative instruments, specifically, foreign currency forward contracts to hedge certain exposures to fluctuations in foreign currency exchange rates. We use these foreign currency forward contracts to manage foreign currency exchange rate risks related to intercompany loans. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid expenses and other current assets or in accrued expenses on the unaudited consolidated balance sheet.

As of June 30, 2014, we had one foreign currency forward contract outstanding to sell Swedish kronor with a notional value of 232.9 million Swedish kronor and $35.0 million. As of June 30, 2014, the unrealized loss on our foreign currency forward contract was de minimus and is recorded within accrued expenses on the unaudited consolidated balance sheet. At December 31, 2013, we had no foreign currency forward contracts outstanding.

For the three and six months ended June 30, 2014, the consolidated statements of operations reflects a gain of approximately $0.9 million related to foreign currency transactions. During the three and six months ended June 30, 2013, there was no impact in the consolidated statements of operations related to foreign currency transactions.

Foreign exchange risk exposures arise from transactions denominated in a currency other than our functional currency and from foreign denominated revenue and profit translated into U.S. dollars. Approximately 70% and 69% of our operating revenues for the six months ended June 30, 2014 and 2013, respectively, were earned in foreign denominated currencies other than the U.S. dollar. The principal foreign currencies in which we conduct business are the euro, the Swedish kronor and the British pound. The translation of currencies in which we operate into the U.S. dollar may affect consolidated revenues and gross profit margins as expressed in U.S. dollars. We seek to manage our foreign exchange risk in part through operational means, including managing same-currency revenues in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, changes in those currencies relative to the U.S. dollar will impact our revenues and expenses. If the U.S. dollar weakens against a specific foreign currency, our revenues will increase having a positive impact on net income, and our overall expenses will increase, having a negative impact on net income. Likewise, if the U.S. dollar strengthens against a specific foreign currency, our revenues will decrease having a negative impact on net income, and our overall expenses will decrease, having a positive impact on net income. Therefore, significant shifts in foreign currencies can impact our short-term results, as well as our long-term forecasts and targets.

Our actual future gains and losses may differ materially due to the inherent limitations with the timing and amount of changes in foreign currency exchange rates and our actual exposure and positions.

Item 4.	Controls and Procedures

Evaluation of Disclosure and Control Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriated to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2014, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our intellectual property is an essential element of our business. We own trademarks for “Qlik,” “QlikTech,” “QlikView,” “Data Dialogs,” “Natural Analytics,” “Customer Success Framework” and our logo. We rely on a combination of copyright, trademark, trade dress and trade secrecy laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights both domestically and abroad. These laws, procedures and restrictions provide only limited protection. As of June 30, 2014, we had seven issued U.S. patents and had ten pending applications for U.S. patents. In addition, as of June 30, 2014, we had 21 issued and 19 pending applications for foreign patents. Any future patents issued to us may be challenged, invalidated or circumvented. Any patents that might be issued in the future, with respect to pending or future patent applications may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. We endeavor to enter into agreements with our employees and contractors and with parties with whom we do business in order to limit access to and disclosure of our proprietary information.

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

Our operating results have varied in the past and are expected to continue to do so in the future. In addition to other risk factors listed in this “Risk Factors” section, factors that may affect our quarterly operating results, business and financial condition include the following:

•	demand for our software products and services and the size and timing of orders

•	market acceptance of our current and future products, such as Qlik Sense

•	a slowdown in spending on information technology, or IT, and software by our current and/or prospective customers

•	sales cycles and performance of our indirect channel partners and original equipment manufacturers (known as OEMs)

•	budgeting cycles of our current or potential customers

•	the management, performance and expansion of our domestic and international operations

•	the rate of renewals of our maintenance agreements

•	changes in the competitive dynamics of our markets

•	our ability to control and predict costs, including our operating expenses

•	customers delaying purchasing decisions in anticipation of new products or product enhancements by us or our competitors

•	the timing of recognizing revenue in any given quarter as a result of revenue recognition rules

•	the timing and amount of our tax benefits or tax expenses as a result of, among other things, complex tax laws and any changes to such tax laws in the jurisdictions in which we operate

•	foreign currency exchange rate fluctuations

•	the seasonality of our business

•	failure to successfully manage or integrate any acquisitions

•	an increase in the rate of product returns

•	the outcome or publicity surrounding any pending or threatened lawsuits

•	general economic and political conditions in our domestic and international markets.

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

We compete in a market characterized by rapid technological advances in software development, evolving standards in software technology and frequent new product introductions and enhancements. To succeed, we must continually expand and refresh our product offerings to include newer features or products, such as Qlik Sense, and enter into agreements allowing integration of third-party technology into our products. The introduction of new products or updated versions of continuing products has inherent risks, including, but not limited to:

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

Despite our planned release of Qlik Sense, we have and we may continue to be heavily dependent on our QlikView product. Our business would be harmed by a decline in demand for, or in the price of, our software products as a result of, among other factors:

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

In addition to our direct sales force, we use indirect channel partners, such as distribution partners, value-added resellers, system integrators and OEMs to license and support our software products. For the year ended December 31, 2013 and six months ended June 30, 2014, transactions by indirect channel partners accounted for more than 50% of our total product licenses and first year maintenance billings. We expect to continue to rely substantially on our channel partners in the future.

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

We receive a significant portion of our total revenues from international sales from foreign direct and indirect operations. International revenues accounted for approximately 72% of our total revenues for the six months ended June 30, 2014, approximately 70% of our total revenues for the year ended December 31, 2013, approximately 72% of our total revenues for the year ended December 31, 2012 and approximately 73% of our total revenues for the year ended December 31, 2011. We have facilities located in Australia, Austria, Belgium, Brazil, Canada, China, Denmark, Finland, France, Germany, Hong Kong, India, Italy, Japan, the Netherlands, Norway, Poland, Portugal, Russia, Singapore, Spain, Sweden, Switzerland, the United Arab Emirates and the United Kingdom. We expect to continue to add personnel in these and additional countries. Our international operations require significant management attention and financial resources.

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

We believe that, over time, a significant portion of our revenues and costs will continue to be denominated in foreign currencies. To the extent such denomination in foreign currencies does occur, gains and losses on the conversion to the U.S. dollar of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in our results of operations. Although we have entered into foreign currency hedging transactions and foreign exchange hedging transactions to cover a portion of our foreign currency transaction exposure, our policies do not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. We do not use financial instruments for trading purposes and we are not a party to any leveraged derivatives. We monitor underlying market risk exposures on an ongoing basis and believe that we can modify or adapt our hedging strategies as needed. If we are not effective in any future foreign exchange hedging transactions in which we engage, our business, operating results and financial condition could be harmed.

In addition, compliance with foreign and U.S. laws and regulations that are applicable to our international operations is complex and may increase our cost of doing business in international jurisdictions, and our international operations could expose us to fines and penalties if we fail to comply with these regulations. These laws and regulations include import and export requirements, U.S. laws such as the Foreign Corrupt Practices Act and anti-money laundering regulations, and local laws prohibiting corrupt payments. Although we have implemented policies and procedures designed to help ensure compliance with these laws, there can be no assurance that our employees, partners and other persons with whom we do business will not take actions in violation of our policies or these laws. Any violations of these laws could subject us to civil or criminal penalties, including substantial fines or prohibitions on our ability to offer our products and services in one or more countries, and could also materially damage our reputation, our brand and our international business.

Our failure to manage any of these risks successfully could harm our international operations, business operating results and financial condition and reduce our international sales.

Our business depends on customers renewing their annual maintenance contracts and our ability to collect renewal fees.

Any decline in maintenance renewals could harm our future operating results. We currently sell our software products pursuant to a perpetual license with a fixed upfront fee which ordinarily includes one year of maintenance as part of the initial price. Our customers have no obligation to renew their maintenance agreements after the expiration of this initial period, and they may not renew these agreements. We may be unable to predict future customer renewal rates accurately. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our software products, the prices of our software products, the prices of products and services offered by our competitors, reductions in our customers’ spending levels or general, industry-specific or local economic conditions. If our customers do not renew their maintenance arrangements or if they renew them on less favorable terms, our revenues may decline, our operating and financial condition will be harmed and our business will suffer. A substantial portion of our quarterly maintenance revenue is attributable to maintenance agreements entered into during previous quarters. As a result, if there is a decline in renewed maintenance agreements in any one quarter, only a small portion of the decline will be reflected in our maintenance revenue recognized in that quarter and the rest will be reflected in our maintenance revenue recognized in the following four quarters or more. In addition, we may have difficulties collecting renewal fees from our customers, especially in regards to customers located in emerging international markets or markets experiencing slowed growth, recessions or other adverse economic conditions. If we are unable to collect renewal fees from customers, our business, results of operations and financial condition will be harmed.

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

We face competitors in several broad categories, including BI software, analytical processes, query, search and reporting tools. We compete with large software corporations, including suppliers of enterprise resource planning software that provide one or more capabilities that are competitive with our software platform, such as IBM (which acquired Cognos in 2008), Microsoft, Oracle (which acquired Hyperion Solutions in 2007) and SAP AG (which acquired Business Objects in 2008), and with open source BI vendors, including Pentaho and JasperSoft (which was acquired by TIBCO in 2014). Open source software is software that is made widely available by its authors and is licensed “as is” for a nominal fee or, in some cases, at no charge. As the use of open source software becomes more widespread, certain open source technology could become competitive with our proprietary technology, which could cause sales of our products to decline or force us to reduce the fees we charge for our products. We also compete, or may increasingly in the future compete, with various independent competitors that are primarily focused on BI products, such as Actuate, Information Builders, MicroStrategy, the SAS Institute, Tableau Software and TIBCO. We expect additional competition as other established and emerging companies or open source vendors enter the BI software market and new products and technologies are introduced.

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

We have experienced significant changes, and may experience additional changes in the future, to our senior management team. For us to compete successfully and grow, we must retain, recruit and develop key personnel who can provide the needed expertise for our industry and products. However, the market for qualified personnel is competitive and we may not succeed in recruiting additional senior management personnel or may fail to replace current senior management personnel effectively who depart without qualified or effective successors. Any successors that we hire from outside of our company would likely be unfamiliar with our business model and industry and may therefore require significant time to understand and appreciate the important aspects of our business or fail to do so altogether. Our effort to retain and develop personnel may also result in significant additional expenses, which could adversely affect our profitability. The loss of any of our management or key personnel could seriously harm our business.

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

As of June 30, 2014, we had seven issued U.S. patents and ten pending applications for U.S. patents expiring at various times ranging from 2015 through 2033 and 21 issued and 19 pending applications for foreign patents expiring at various times ranging from 2015 through 2031. We rely on a combination of copyright, trademark, patent, trade secrets, confidentiality procedures and contractual commitments to protect our proprietary information. For example, we license our software products pursuant to click-wrap or signed license agreements that impose certain restrictions on a licensee’s ability to utilize the software. We also seek to avoid disclosure of our intellectual property, including by requiring those persons with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code.

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

We prepare our unaudited consolidated financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting standards. It is possible that future requirements, including the recently proposed implementation of International Financial Reporting Standards (“IFRS”), could change our current application of U.S. GAAP, resulting in a material adverse impact on our financial position or results of operations. Our accounting policies that recently have been or may be affected by changes in the accounting rules are as follows:

•	software revenue recognition

•	accounting for income taxes

•	accounting for leases

•	accounting for business combinations and related goodwill

•	accounting for stock-based awards issued to employees

•	assessing fair value of financial and non-financial assets

•	application, if any of IFRS.

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

As of June 30, 2014, we held approximately $89.8 million, or approximately 35.2%, of our cash and cash equivalents, outside of the United States (after consideration of intercompany settlements). We use our foreign held cash by reinvesting it in our foreign operations. Our current intention is to continue to reinvest our foreign earnings in our foreign operations. Our current plans do not anticipate a need to repatriate cash to fund our domestic operations. In the event cash from foreign operations is needed to fund operations in the U.S. or our foreign cash balance continues to grow such that we are unable to reinvest such cash outside of the U.S., it may become increasingly likely that we would repatriate some of our foreign cash balances to the U.S. In such event, we would be subject to additional income taxes in the U.S.

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

We are a Delaware corporation, and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder even if a change of control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Our restated certificate of incorporation and amended and restated bylaws:

•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt

•	do not provide for cumulative voting in the election of directors which would allow holders of less than a majority of the stock to elect some directors

•	establish a classified board of directors, as a result of which the successors to the directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following their election

•	require that directors only be removed from office for cause

•	provide that vacancies on the board of directors, including newly-created directorships, may be filled only by a majority vote of directors then in office

•	limit who may call special meetings of stockholders

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders

•	establish advance notice requirements for nominating candidates for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Document

10.56†	Employment Offer Letter, dated April 17, 2014, by and between the Registrant and Eugene D. Jackson

10.57†	2014 Executive Performance Award Plan

10.58†	Form of Swedish Employee Notice of Stock-Settled Stock Appreciation Right Grant and Award Agreement under 2010 Omnibus Equity Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2014).

†	Compensation arrangement
*	The certification attached as Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 1, 2014.

QLIK TECHNOLOGIES INC.

By:	/s/ LARS BJÖRK

Lars Björk President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ TIMOTHY MACCARRICK

Timothy MacCarrick Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ DENNIS JOHNSON
Dennis Johnson Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.56†	Employment Offer Letter, dated April 17, 2014, by and between the Registrant and Eugene D. Jackson

10.57†	2014 Executive Performance Award Plan

10.58†	Form of Swedish Employee Notice of Stock-Settled Stock Appreciation Right Grant and Award Agreement under 2010 Omnibus Equity Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2014).

†	Compensation arrangement
*	The certification attached as Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.