Form 10-Q
period 2014-09-30
QLIK TECHNOLOGIES INC
filed 2014-10-31
CIK 1305294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 27, 2014, there were 90,312,552 shares of the registrant’s common stock issued and outstanding.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

QLIK TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2014	December 31, 2013
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$241,979	$227,693
Accounts receivable, net of allowance for doubtful accounts of $1,218 and $1,442 respectively	129,082	162,009
Prepaid expenses and other current assets	13,457	16,296
Deferred income taxes	1,886	1,886

Total current assets	386,404	407,884

Property and equipment, net	26,973	21,500
Intangible assets, net	9,310	12,695
Goodwill	19,971	21,233
Deferred income taxes	2,620	2,107
Deposits and other noncurrent assets	2,950	2,503

Total assets	$448,228	$467,922

Liabilities and stockholders’ equity
Current liabilities:
Income taxes payable	$769	$2,634
Accounts payable	7,395	5,262
Deferred revenue	92,465	98,684
Accrued payroll and other related costs	42,094	46,780
Accrued expenses	30,722	29,495
Deferred income taxes	544	544

Total current liabilities	173,989	183,399

Long-term liabilities:
Deferred revenue	4,390	3,637
Deferred income taxes	370	894
Other long-term liabilities	5,563	7,822

Total liabilities	184,312	195,752

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 authorized, none issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized; 90,306,246 shares issued and outstanding at September 30, 2014 and 88,989,091 shares issued and outstanding at December 31, 2013	9	9
Additional paid-in-capital	309,425	265,711
Retained earnings (accumulated deficit)	(47,414)	3,037
Accumulated other comprehensive income	1,896	3,413

Total stockholders’ equity	263,916	272,170

Total liabilities and stockholders’ equity	$448,228	$467,922

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QLIK TECHNOLOGIES INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
License revenue	$67,476	$54,495	$188,301	$167,648
Maintenance revenue	51,755	40,723	148,489	114,859
Professional services revenue	12,053	8,882	37,224	26,148

Total revenue	131,284	104,100	374,014	308,655

Cost of revenue:
License revenue	2,165	1,454	5,456	4,624
Maintenance revenue	2,740	2,461	8,565	7,879
Professional services revenue	13,116	11,027	40,848	31,389

Total cost of revenue	18,021	14,942	54,869	43,892

Gross profit	113,263	89,158	319,145	264,763

Operating expenses:
Sales and marketing	74,110	56,273	222,564	181,700
Research and development	20,954	13,511	55,588	45,061
General and administrative	26,835	22,773	80,127	67,254

Total operating expenses	121,899	92,557	358,279	294,015

Loss from operations	(8,636)	(3,399)	(39,134)	(29,252)

Other income (expense), net:
Interest income, net	23	46	98	113
Foreign exchange gain (loss), net	(1,724)	18	(2,138)	(1,969)

Total other income (expense), net	(1,701)	64	(2,040)	(1,856)

Loss before income taxes	(10,337)	(3,335)	(41,174)	(31,108)

Benefit (provision) for income taxes	(4,028)	6,330	(9,277)	12,848

Net income (loss)	$(14,365)	$2,995	$(50,451)	$(18,260)

Net income (loss) per common share
Basic	$(0.16)	$0.03	$(0.56)	$(0.21)
Diluted	$(0.16)	$0.03	$(0.56)	$(0.21)

Weighted average number of common shares outstanding:
Basic	90,064,658	88,164,897	89,677,323	87,326,863
Diluted	90,064,658	90,334,304	89,677,323	87,326,863

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QLIK TECHNOLOGIES INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$(14,365)	$2,995	$(50,451)	$(18,260)
Other comprehensive income (loss):
Foreign currency translation	(1,824)	1,521	(1,517)	(13)

Total comprehensive income (loss)	$(16,189)	$4,516	$(51,968)	$(18,273)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QLIK TECHNOLOGIES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(50,451)	$(18,260)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,347	5,918
Stock-based compensation expense	26,246	21,159
Excess tax benefit from stock-based compensation	(5,186)	(5,766)
Other non-cash items	6,043	9,784
Changes in assets and liabilities:
Accounts receivable	27,185	53,808
Prepaid expenses and other assets	1,223	(90)
Income taxes	(1,866)	(36,021)
Deferred revenue	(945)	(1,784)
Accrued expenses and other liabilities	6,712	(4,132)

Net cash provided by operating activities	17,308	24,616

Cash flows from investing activities
Acquisition, net of cash acquired	—	(4,371)
Capital expenditures	(11,228)	(7,164)

Net cash used in investing activities	(11,228)	(11,535)

Cash flows from financing activities
Proceeds from exercise of common stock options	12,282	21,219
Excess tax benefit from stock-based compensation	5,186	5,766
Payments on contingent consideration	(1,960)	(219)
Payments on line of credit, net	—	(1)

Net cash provided by financing activities	15,508	26,765
Effect of exchange rates on cash and cash equivalents	(7,302)	(495)

Net increase in cash and cash equivalents	14,286	39,351
Cash and cash equivalents, beginning of period	227,693	195,803

Cash and cash equivalents, end of period	$241,979	$235,154

Supplemental cash flow information:

Cash paid during the period for income taxes	$7,239	$9,908

Non-cash investing activities:
Tenant improvement allowances received under operating leases	$1,048	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QLIK TECHNOLOGIES INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

Qlik Technologies Inc. (“We”, “Qlik” or the “Company”) has pioneered powerful, user-driven business intelligence (“BI”) solutions that enable its customers to make better and faster business decisions, wherever they are. The Company’s software products help people create and share insights and analysis in groups and across organizations. Business users can explore data, ask and answer their own stream of questions and follow their own path to insight on their own and in teams and groups. Through its wholly-owned subsidiaries, the Company sells software solutions that are powered by the Company’s in-memory engine which maintains associations in data and calculates aggregations rapidly, as needed. The Company’s software products are designed to give customers significant improvements in usability, flexibility and performance at lower costs compared to traditional BI solutions.

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

Interim Financial Statements

These interim consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) on the same basis as the audited consolidated financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2014 and, in the opinion of management, include all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position at September 30, 2014, the results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013 and cash flows for the nine months ended September 30, 2014 and 2013. The results of operations for the three and nine months ended September 30, 2014 and 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other future periods. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted under the SEC’s rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2013. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and, therefore, do not include all information and footnotes required by U.S. GAAP for complete financial statements.

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

As substantially all of the Company’s software licenses are sold in multiple-element arrangements that include either maintenance or both maintenance and professional services, the Company uses the residual method to determine the amount of license revenue to be recognized. Under the residual method, consideration is allocated to undelivered elements based upon vendor-specific objective evidence (“VSOE”) of the fair value of those elements, with the residual of the arrangement fee allocated to and recognized as license revenue. The Company has established VSOE of the fair value of maintenance through independent maintenance renewals, which demonstrate a consistent relationship of maintenance pricing as a percentage of the contractual license fee, and for new products for which renewals have not yet occurred, the Company has established VSOE of maintenance based on prices established by management with relevant authority. Maintenance revenue is deferred and recognized ratably over the contractual period of the maintenance arrangement, which is generally 12 months. Arrangements that include other professional services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. The Company has determined that these services are not considered essential and the amounts allocated to the services are recognized as revenue when the services are performed. The VSOE of the fair value of the Company’s professional services is based on the price for these same services when they are sold separately. Revenue for services that are sold either on a stand-alone basis or included in multiple-element arrangements is recognized as the services are performed.

Certain of the Company’s license arrangements include license remix rights which allow the customer to change or alternate its use of the Company’s products after those products have been delivered to the customer. Under these arrangements, the customer has the right to deploy and use at least one copy of each licensed product, and the cumulative value of all products in use cannot exceed the total license fee. Assuming all other revenue recognition criteria have been met, the Company recognizes revenue under these arrangements upon delivery of the first license key of each product eligible for remix under the arrangement.

For sales made through resellers, the Company recognizes revenue upon the delivery of the license key only if those resellers provide the Company, at the time of placing their order, with the identity of the end-user customer to whom the product has been sold. Resellers do not carry inventory of the Company’s software products and, generally, do not have the right to return the Company’s software products. Sales made through resellers are evidenced by a reseller agreement, together with purchase orders on a transaction-by-transaction basis.

The Company also sells software licenses to original equipment manufacturers (“OEMs”) who integrate the Company’s products for distribution with their applications. The Company does not offer any rights to return products sold to OEM’s. The OEM’s end-user customer is licensed to use the Company’s products solely in conjunction with the OEM’s application. In OEM arrangements, license key delivery is required as the basis for revenue recognition. The Company recognizes revenue under its OEM arrangements when (a) persuasive evidence of an arrangement exists (e.g. a signed contract or purchase order); (b) delivery of the product has occurred and there are no remaining obligations or substantive customer acceptance provisions; (c) the fee is fixed or determinable; and (d) collection of the fee is deemed reasonably assured.

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

The following table sets forth the total stock-based compensation expense included in the unaudited consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
		(in thousands)
Cost of revenue	$777	$927	$1,972	$2,225
Sales and marketing	4,760	3,472	13,066	9,707
Research and development	1,036	892	2,870	2,467
General and administrative	3,157	3,287	8,338	6,760

	$9,730	$8,578	$26,246	$21,159

Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except share and per share data)
Basic and diluted net loss per common share calculation:
Net income (loss)	$(14,365)	$2,995	$(50,451)	$(18,260)

Weighted average common shares outstanding:
Basic	90,064,658	88,164,897	89,677,323	87,326,863
Diluted	90,064,658	90,334,304	89,677,323	87,326,863

Net income (loss) per common share:
Basic	$(0.16)	$0.03	$(0.56)	$(0.21)
Diluted	$(0.16)	$0.03	$(0.56)	$(0.21)

Diluted net income (loss) per common share for the three and nine months ended September 30, 2014 and 2013 does not reflect the potential issuance of common shares underlying the following securities as the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Common stock options	10,071,559	3,001,349	10,071,559	9,859,751
SSARs	278,917	—	278,917	—
Restricted stock units	1,002,894	—	1,002,894	357,602
MVSSSARs	471,752	32,367	471,752	346,615

	11,825,122	3,033,716	11,825,122	10,563,968

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for the Company beginning in the first quarter of 2016 with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

(3)	Acquisitions

On October 3, 2013, the Company acquired the ongoing operations of its Italian master reseller (“QlikTech Italy”) that specializes in the distribution of QlikView software and provides maintenance and consulting services related to that software. The Company purchased QlikTech Italy for a total maximum purchase price of approximately 7.5 million euros (approximately $10.2 million based on an exchange rate of 1.355 on October 3, 2013). The total maximum purchase price included approximately $1.4 million of contingent consideration payable upon the achievement of certain revenue targets as set forth in the purchase agreement. At the purchase date, the Company estimated approximately $0.2 million of contingent consideration would be payable based upon the achievement of certain revenue targets, and therefore, this amount was included in the purchase price. The results of operations and financial position of QlikTech Italy are included in the Company’s consolidated financial statements from and after the date of acquisition. The inclusion of QlikTech Italy did not have a material impact on the Company’s unaudited consolidated financial results for the three and nine months ended September 30, 2014. Had the acquisition occurred as of the beginning of the periods presented in these unaudited consolidated financial statements, the pro forma statements of operations would not be materially different than the unaudited consolidated statements of operations presented.

During the three months ended March 31, 2014, the Company completed the purchase price allocation for QlikTech Italy including the valuation of intangible assets acquired; deferred revenue assumed; and deferred income taxes. The adjustments from the preliminary purchase price allocation were immaterial.

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

Goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. The Company believes the goodwill related to the acquisition was a result of the expected synergies to be realized from combining operations. During the third quarter of 2014, the Company entered into a transaction with the Italian government that will allow a substantial portion of the goodwill generated from the acquisition to be amortized over a period of ten years for tax purposes.

(4)	Goodwill and Other Intangible Assets

The Company tests goodwill resulting from acquisitions for impairment annually on October 1, or whenever events or changes in circumstances indicate impairment. There was no impairment in the three and nine months ended September 30, 2014 and 2013. The change in goodwill in the consolidated balance sheet as of September 30, 2014 from December 31, 2013 was primarily due to the effect of foreign currency translation.

The following table provides information regarding the Company’s intangible assets subject to amortization:

	September 30, 2014			December 31, 2013
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
			(in thousands)
Acquired technology	$12,067	$(4,538)	$7,529	$13,442	$(3,020)	$10,422
Customer relationships and other identified intangible assets	2,564	(864)	1,700	2,775	(690)	2,085
Trade names	357	(276)	81	391	(203)	188

Total	$14,988	$(5,678)	$9,310	$16,608	$(3,913)	$12,695

The change in intangible assets in the consolidated balance sheet as of September 30, 2014 from December 31, 2013 was due to the amortization of intangible assets and the effect of foreign currency translation. Amortization of intangible assets was approximately $0.7 million for the three months ended September 30, 2014 and 2013. Amortization of intangible assets was approximately $2.3 million and $1.6 million for the nine months ended September 30, 2014 and 2013, respectively. The estimated aggregate amortization expense for each of the succeeding years is as follows: $0.7 million for the remainder of 2014; $2.6 million in 2015; $2.6 million in 2016; $2.0 million in 2017; $0.6 million in 2018; and $0.8 million thereafter. The weighted-average amortization period for all intangible assets is approximately 5.4 years.

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

The Company is exposed to certain risks related to its ongoing business operations, including the fluctuation of foreign currency exchange rates. The Company uses short-term foreign currency forward contracts as part of its strategy to manage these risks, but does not hold or issue these or any other types of derivative instruments for trading purposes or speculation. The Company uses these short-term foreign currency forward contracts to manage foreign currency exchange rate risks related to certain intercompany borrowings. The Company executes these instruments with financial institutions that hold an investment grade credit rating. These short-term foreign currency forward contracts do not meet the requirements for hedge accounting and are recorded on the Company’s balance sheet as either an asset or liability measured at their fair value as of the reporting date. The changes in the fair value of derivative instruments, as measured using the three-level hierarchy described above, are recognized in other expense, net, in the Company’s unaudited consolidated statements of operations.

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company. The following table sets forth the Company’s assets and liabilities that were measured at fair value as of September 30, 2014 and December 31, 2013, by level within the fair value hierarchy:

	Amounts at Fair Value	Fair Value Measurement Using
		Level 1	Level 2	Level 3
	(in thousands)
As of September 30, 2014
Assets
Cash and cash equivalents	$241,979	$241,979	$—	$—
Foreign currency contracts	$55	$—	$55	$—
Liabilities
Accrued contingent consideration	$382	$—	$—	$382

As of December 31, 2013
Assets
Cash and cash equivalents	$227,693	$227,693	$—	$—
Liabilities
Accrued contingent consideration	$2,263	$—	$—	$2,263

The fair value of the Company’s foreign currency short-term forward contracts is determined using Level 2 observable market inputs to extrapolate forward points to be added to or subtracted from the closing market spot rate on the reporting date, and then discounted to present value.

As of September 30, 2014, the Company had one short-term foreign currency forward contract outstanding to sell Swedish kronor with a notional value of 355.3 million Swedish kronor and $49.0 million. As of September 30, 2014, the unrealized gain on the Company’s short-term foreign currency forward contract was approximately $0.1 million and is recorded within other current assets on the unaudited consolidated balance sheet. At December 31, 2013, the Company had no foreign currency forward contracts outstanding.

For the three and nine months ended September 30, 2014, the unaudited consolidated statements of operations reflect a gain of approximately $3.5 million and $4.4 million, respectively, within foreign exchange gain(loss), net related to short-term foreign currency forward contracts. During the three and nine months ended September 30, 2013, there was no impact to the unaudited consolidated statements of operations related to foreign currency forward contracts.

A reconciliation of the beginning and ending balances of acquisition related accrued contingent consideration using significant unobservable inputs (Level 3) for the nine months ended September 30, 2014 follows (in thousands):

Accrued contingent consideration as of December 31, 2013	$2,263
Acquisition date fair value of contingent consideration	—
Change in fair value of contingent consideration	79
Payment of contingent consideration	(1,960)

Accrued contingent consideration as of September 30, 2014	$382

The accrued contingent consideration liability relates to acquisition-related contingent consideration. During the nine months ended September 30, 2014, the Company revised its estimate of the amount of contingent consideration that it expects to be payable, and accordingly recorded an increase of approximately $0.2 million to the fair value of the contingent consideration liability. In addition, during the nine months ended September 30, 2014, the change in fair value of the contingent consideration includes a foreign currency translation gain of approximately $0.1 million. During the nine months ended September 30, 2014, the Company paid approximately $2.0 million of contingent consideration related to the acquisition of NComVA AB in May 2013.

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill. These items are recognized at fair value in the period in which an acquisition is completed, or when they are considered to be impaired. During the year ended December 31, 2013, the Company completed the acquisitions of NComVA AB and QlikTech Italy (See Note 3), and recorded the fair value of the assets acquired and liabilities assumed on the date of acquisition. These non-recurring fair value measurements, primarily for intangible assets acquired, were based on Level 3 unobservable inputs. There were no other non-recurring fair value adjustments recorded during the three and nine months ended September 30, 2014.

(6)	Benefit (Provision) for Income Taxes

In accordance with FASB Accounting Standards Codification 740, Income Taxes, each interim period is considered integral to the annual period and tax expense is measured using an estimated annual effective tax rate. An entity is required to record income tax expense each quarter based on its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis, as adjusted for discrete taxable events that occur during the interim period. If, however, the entity is unable to reliably estimate its annual effective tax rate, then the actual effective tax rate on a year-to-date basis may be the best annual effective tax rate estimate. During the three months ended March 31, 2014, the Company determined that it was no longer able to make a reliable estimate of the annual effective tax rate in the U.S., as relatively small changes in its projected income or loss produce a significant variance in its annual effective tax rate in this jurisdiction. Therefore, the Company recorded tax expense in the U.S., for the three and nine months ended September 30, 2014 based on the actual effective rate for the three and nine months ended September 30, 2014. The effective tax rate for all other jurisdictions for the three and nine months ended September 30, 2014 and for all jurisdictions in the three and nine months ended September 30, 2013 was calculated based on an estimated annual effective tax rate plus discrete items.

For the three months ended September 30, 2014, the Company recorded a provision for income taxes of approximately $4.0 million, which resulted in an effective tax rate of (39.0%), compared to a benefit of approximately $6.3 million, or an effective tax rate of 189.8%, for the three months ended September 30, 2013. For the nine months ended September 30, 2014, the Company recorded a provision for income taxes of approximately $9.3 million, which resulted in an effective tax rate of (22.5%), compared to a benefit of approximately $12.8 million, or an effective tax rate of 41.3%, for the nine months ended September 30, 2013. As of September 30, 2014, a full valuation allowance has been recorded against its U.S. and Swedish deferred tax assets, based on an analysis of positive and negative evidence, including projected three-year cumulative losses through December 31, 2014. The effective tax rate for the three and nine months ended September 30, 2014 reflects the effects of the foreign tax rate differential, permanent differences, and the changes in the valuation allowance on deferred tax assets. The effective tax rate for the three and nine months ended September 30, 2013 reflects the effects of benefits from foreign tax rate differential and discrete items offset by the effects of permanent differences and changes in the valuation allowance on deferred tax assets. The primary differences between the effective tax rates for the three and nine months ended September 30, 2014 and 2013 are the increases in the valuation allowances against deferred tax assets, the impact of the permanent differences, and discrete items.

The Company’s liability for unrecognized tax benefits (including penalties and interest) was approximately $2.8 million and $2.4 million as of September 30, 2014 and December 31, 2013, respectively. The Company does not expect that the total amount of unrecognized tax benefits will change significantly during the next twelve months. See Note 7 to the audited consolidated financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2014, for more detailed information regarding unrecognized tax benefits.

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

The following geographic data includes revenues generated by subsidiaries located within that geographic region. The Company’s revenues were generated in the following geographic regions for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
The Americas	$52,271	$41,289	$135,755	$112,519
Europe	63,157	52,062	196,286	163,728
Rest of world	15,856	10,749	41,973	32,408

	$131,284	$104,100	$374,014	$308,655

(8)	Stock-Based Compensation

The Company’s 2010 Equity Incentive Plan (“2010 Plan”) took effect on the effective date of the registration statement, July 16, 2010, for the Company’s initial public offering (“IPO”). The Company initially reserved 3,300,000 shares of its common stock for issuance under the 2010 Plan. The number of shares reserved for issuance under the 2010 Plan will be increased automatically on January 1st of each year by a number equal to the smallest of (i) 3,300,000 shares; (ii) 3.75% of the shares of common stock outstanding at that time; or (iii) a number of shares determined by the Company’s Board of Directors. In February 2014, the Board of Directors of the Company authorized an automatic increase to the 2010 Plan equal to 3,300,000 shares. As of September 30, 2014, there were 3,516,530 shares of common stock available for issuance under the 2010 Plan.

Common Stock Options and SSARs

The following provides a summary of the common stock option activity for the Company for the nine months ended September 30, 2014:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregrate Intrinsic Value (in thousands)
Outstanding as of January 1, 2014	9,796,816	$20.44	7.79
Granted	2,296,854	$23.44
Exercised	(1,166,953)	$10.52
Forfeited	(855,158)	$23.56

Outstanding as of September 30, 2014	10,071,559	$22.01	7.74	$58,241

Exercisable at September 30, 2014	4,686,163	$19.20	6.53	$40,074

Vested at September 30, 2014 and expected to vest in future periods	9,494,565	$21.89	7.68	$56,137

The grant date weighted-average fair value for common stock options granted during the nine months ended September 30, 2014 and 2013 was $9.65 and $12.83, respectively. Stock-based compensation expense related to common stock options is amortized on a straight-line basis over the vesting period.

Proceeds from the exercise of common stock options were approximately $12.3 million and $21.2 million for the nine months ended September 30, 2014 and 2013, respectively. The total intrinsic value of common stock options exercised during the nine months ended September 30, 2014 and 2013 was approximately $19.8 million and $46.3 million, respectively. As a result of expected full year taxable income in certain tax jurisdictions, the Company recorded an excess tax benefit from stock-based compensation of approximately $5.2 million and $5.8 million for the nine months ended September 30, 2014 and 2013, respectively.

The following provides a summary of the SSARs activity for the Company for the nine months ended September 30, 2014:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregrate Intrinsic Value (in thousands)
Outstanding as of January 1, 2014	—	$—	—
Granted	278,917	$28.27
Exercised	—	$—
Forfeited	—	$—

Outstanding as of September 30, 2014	278,917	$28.27	9.61	$100

Exercisable at September 30, 2014	—	$—	—	$—

Vested at September 30, 2014 and expected to vest in future periods	260,443	$28.42	9.60	$85

The grant date weighted-average fair value for SSARs granted during the nine months ended September 30, 2014 was $11.38. Stock-based compensation expense related to SSARs is amortized on a straight-line basis over the vesting period. For the nine months ended September 30, 2013, the Company did not grant any SSARs.

The assumptions used in the Black-Scholes option pricing model are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.7% - 1.8%	1.4% - 1.7%	1.5% - 1.8%	0.9% - 1.7%
Expected volatility	41.9% - 42.2%	46.7% - 47.2%	41.9% - 44.9%	46.7% - 47.7%
Expected life (in years)	5.27	5.41	5.16 - 5.36	5.41 - 6.25

The Company uses the Black-Scholes option-pricing model to value common stock option awards and SSARs. The Black-Scholes option pricing model requires the input of subjective assumptions, including the expected term of the stock-based compensation awards and stock price volatility. The Company uses blended volatility to estimate expected volatility. Blended volatility includes a weighting of the Company’s historical volatility from the date of its IPO to the respective grant date and an average of the Company’s peer group historical volatility consistent with the expected term of the common stock option. The Company’s peer group volatility includes the historical volatility of certain companies that share similar characteristics in terms of revenue size and industry. The Company expects to continue to use a larger proportion of its own stock price volatility in future periods as it develops additional experience of its own common stock price fluctuations considered in relation to the expected term of the common stock option. For common stock options granted prior to the third quarter of 2013, the Company based the expected term on the simplified method. Beginning in the third quarter of 2013, the Company began using its historical activity related to common stock option exercises and post-vesting forfeitures in order to estimate the expected term of its common stock option awards, as the Company believes it now has a sufficient amount of experience to provide a reasonable basis for the calculation of the expected term. This change in estimate did not have a material impact on the results of operations for 2013 or for the three and nine months ended September 30, 2014. The risk-free interest rate used to value common stock option awards is based on the U.S. Treasury yield curve with a remaining term equal to the expected term assumed at the grant date. The assumptions used in calculating the fair value of stock-based compensation awards represent management’s best estimate and involve inherent uncertainties and the application of management judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different in the future.

For the three months ended September 30, 2014 and 2013, the Company recorded stock-based compensation expenses of approximately $6.8 million and $7.1 million, respectively, related to common stock option grants and SSARs. For the nine months ended September 30, 2014 and 2013, the Company recorded stock-based compensation expenses of approximately $19.3 million and $17.6 million, respectively, related to common stock option grants and SSARs.

As of September 30, 2014, there was approximately $52.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested employee and non-employee director common stock options and SSARs. The remaining cost is expected to be recognized over a weighted-average period of approximately 2.6 years.

Restricted Stock Units

The following provides a summary of the restricted stock unit activity for the Company for the nine months ended September 30, 2014:

	Number of Shares Underlying Outstanding Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding as of January 1, 2014	372,452	$27.12
Granted	816,359	$23.73
Vested	(128,072)	$27.81
Forfeited	(57,845)	$23.73

Unvested as of September 30, 2014	1,002,894	$24.47

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

For the three months ended September 30, 2014 and 2013, the Company recorded stock-based compensation expenses of approximately $2.3 million and $1.0 million, respectively, related to restricted stock unit awards. For the nine months ended September 30, 2014 and 2013, the Company recorded stock-based compensation expenses of approximately $5.1 million and $2.2 million, respectively, related to restricted stock unit awards.

As of September 30, 2014, there was approximately $19.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units. The remaining cost is expected to be recognized over a weighted-average period of approximately 2.9 years.

MVSSSARs

The following provides a summary of the MVSSSARs activity for the Company for the nine months ended September 30, 2014:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of January 1, 2014	974,669	$25.81
Granted	464,670	$24.53
Exercised	(71,879)	$19.86
Forfeited	(90,319)	$27.13

Outstanding as of September 30, 2014	1,277,141	$25.59

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

The grant date weighted-average fair value for MVSSSARs granted during the nine months ended September 30, 2014 and 2013 was $6.56 and $6.97, respectively.

For the three months ended September 30, 2014 and 2013, the Company recorded stock-based compensation expenses of approximately $0.6 million and $0.5 million, respectively, related to MVSSSARs. For the nine months ended September 30, 2014 and 2013, the Company recorded stock-based compensation expenses of approximately $1.8 million and $1.4 million, respectively, related to MVSSSARs.

As of September 30, 2014, there was approximately $5.1 million of total unrecognized compensation cost related to unvested MVSSSARs. The remaining cost is expected to be recognized over a weighted-average period of approximately 2.6 years.

For the nine months ended September 30, 2014, the Company settled 71,879 MVSSSARs by issuing 22,126 shares of the Company’s common stock. For the nine months ended September 30, 2013, the Company settled 141,627 MVSSSARs by issuing 36,684 shares of the Company’s common stock. If settlement of all outstanding MVSSSARs had occurred on September 30, 2014 at the predetermined cap on the maximum stock price at which point the instrument must be exercised, the Company would have issued 471,752 shares of the Company’s common stock.

(9)	Commitments and Contingencies

There have been no material changes to the Company’s commitments and contingencies from the information provided in Note 9 of the Notes to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

(10)	Subsequent Events

In October 2014, the Company closed on a transaction to acquire all of the outstanding shares of DataMarket ehf. (“DataMarket”), an Icelandic corporation. The Company purchased DataMarket for a total maximum purchase price of $13.5 million. The total maximum purchase price includes approximately $1.7 million of contingent consideration payable upon the achievement of certain financial targets and product development milestones as set forth in the purchase agreement governing the transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 28, 2014. This Quarterly Report on Form 10-Q, except for historical financial information contained herein, contains forward-looking statements, including, but not limited to, statements regarding the value and effectiveness of our products, the introduction of product enhancements or additional products and our growth, expansion and market leadership, that involve risks, uncertainties, assumptions and other factors which, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements containing the words, but not limited to, “predicts,” “plan,” “expects,” “focus,” “anticipates,” “believes,” “goal,” “target,” “estimate,” “potential,” “may,” “help,” “key,” “will,” “might,” “momentum,” “can,” “could,” “design,” “see,” “seek” and similar words. We intend all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected in such statements due to various factors, including but not limited to:

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

Any statements regarding our products are intended to outline our general product direction and should not be relied on in making a purchase decision, as the development, release and timing of any features or functionality described for our products remains at our sole discretion. Past performance is not necessarily indicative of future results. There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

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

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided to help provide an understanding of our financial condition and results of operations. This item of our Quarterly Report on Form 10-Q is organized as follows:

•	Overview including Key Financial Metrics and Trends. This section provides a general description of our business, the key financial metrics that we use in assessing our performance, and anticipated trends that we expect to affect our financial condition and results of operations.

•	Consolidated Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2014 and 2013.

•	Foreign Exchange Rates. This section discusses the impact of foreign exchange rate fluctuations for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013.

•	Seasonality. This section discusses the seasonality in the sale of our products and services.

•	Acquisitions. This section discusses recent acquisitions and how we account for them.

•	Liquidity and Capital Resources. This section provides an analysis of our cash flows for the nine months ended September 30, 2014 and 2013, a discussion of our capital requirements, and the resources available to us to meet those requirements.

•	Critical Accounting Policies and Estimates. This section discusses accounting policies that are considered important to our financial condition and results of operations. These accounting policies require significant judgment or require estimates on our part in applying them. Our significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 2 to the unaudited consolidated financial statements.

•	Contractual Obligations and Commitments. This section discusses contractual obligations and commitments expected to have an effect on our liquidity and cash flow in future periods.

•	Off-Balance Sheet Arrangements. This section discusses off-balance sheet arrangements expected to have an effect on our liquidity and cash flow in future periods.

•	Inflation. This section discusses how inflation could impact our financial condition and results of operations.

•	Recent Accounting Pronouncements. This section provides for recent accounting pronouncements that could impact our financial condition and results of operations.

Overview

We have pioneered powerful, user-driven Business Intelligence (“BI”) solutions that enable our customers to make better and faster business decisions, wherever they are. Our software products help people create and share insights and analysis in groups and across organizations. Business users can explore data, ask and answer their own stream of questions and follow their own path to insight on their own and in teams and groups.

Our software products are powered by our in-memory engine which maintains associations in data and calculates aggregations rapidly, as business users interact with our software. Our software products are designed to give our customers significant improvements in usability, flexibility and performance at lower costs compared to traditional BI solutions.

In July 2014, we announced the availability of a free version of our next-generation data visualization application, Qlik Sense Desktop. Qlik Sense Desktop delivers an intuitive drag-and-drop experience for data visualization, exploration, and storytelling capabilities in a stand-alone, Windows client. The server edition of Qlik Sense, which was made generally available in September 2014, enables server side development from any device, flexible mobile use, collaboration and sharing, data security and data and application governance.

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

We have grown our customer base to approximately 33,000 active customers as of September 30, 2014 and increased our revenue at approximately a 27% compound annual growth rate from January 1, 2010 through September 30, 2014. During the nine months ended September 30, 2014, our solution addressed the needs of a diverse range of customers from middle market customers to large enterprises such as 3P Learning Pty Ltd, AAF International Company Inc. (American Air Filter), AllianceBernstein LP, Arkema Inc., Analogic Corporation, Canadian Pacific Railway Limited, Center Parcs (Operating Company) Limited, Children’s Hospital of Wisconsin, Community Health Network, David Lloyd Leisure, Deutsche Börse AG, Direct Line Group, Harbour Industries, Inc., Harris Farm Markets, Hindustan Zinc, IKEA Japan K.K., Ingram Micro UK Ltd, JBS Swift & Company, Kuoni Destination Management, LastMinute.Com, Mission Health, New Hanover Regional Medical Center, Nestlé Nederland BV, Palmetto Health, Roadchef Limited, Saint-Gobain Corporation, Sime Darby Global Services Centre Sdn Bhd, Snapdeal, Southern Illinois Healthcare, STAR India Pvt Ltd, Suguna Foods, Sunstar Americas, Inc., Topps Tiles (UK) Ltd, Tupperware, the U.S. Department of Justice and ZF Friedrichshafen AG. We currently have customers in over 100 countries and, for the three and nine months ended September 30, 2014, approximately 69% and 71%, respectively, of our revenue was derived internationally. For the three and nine months ended September 30, 2013, approximately 69% and 70%, respectively, of our revenue was derived internationally.

We have a differentiated business model designed to accelerate the adoption of our product to reduce the time and cost to purchase and implement our software products. Our low risk approach to product sales provides a needed alternative to costly, all-or-nothing traditional BI models. We initially focus on specific business users or departments within a prospective customer’s organization and seek to solve a targeted business need. After demonstrating our product’s benefits to initial adopters within an organization, we work to expand sales of our product to other business units, geographies and use cases with the long-term goal of broad organizational deployment.

We license our software products under perpetual licenses which generally include one year of maintenance as part of the initial purchase price of the product. Our customers can renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. For the nine months ended September 30, 2014, our total revenue was comprised of 50% license revenue, 40% maintenance revenue and 10% professional services revenue. For the nine months ended September 30, 2013, our total revenue was comprised of 54% license revenue, 37% maintenance revenue and 9% professional services revenue. Total billings from our OEM relationships accounted for approximately 7% and 8% of our total billings during the nine months ended September 30, 2014 and 2013, respectively. Additionally, our online Qlik Community provides us with a loyal and growing network of users who promote our software, provide support for other users and contribute valuable insights and feedback for our product development efforts.

To complement our software products, we have developed a differentiated business model that has the following attributes:

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

From a risk perspective, we have had to deal with the impact of the recessionary global environment during the past several years and the unsettled global economic environment could affect our operating results in future periods. Approximately 71% of our revenue during the nine months ended September 30, 2014 was derived internationally, of which 53% was derived in Europe. Approximately 70% of our revenue during the nine months ended September 30, 2013 was derived internationally, of which 53% was derived in Europe. We have faced pricing pressure from some of our competitors and we seek to minimize the impact by demonstrating the value delivered by our software products in comparison to these other BI products. In addition, as we continue to further penetrate the enterprise market and the size and complexity of our sales opportunities continue to expand, we have seen an increase in the average length of time in our sales cycles. As a result, we seek to improve the management of our sales pipeline in response to these dynamics. Also, the recent growth in our business has required the continued hiring of experienced staff across all of our geographic territories. To aid this effort we have focused on improving our local recruiting initiatives, as well as on developing further internal training programs to prepare employees for greater responsibilities.

We believe global economic conditions remain unstable and have contributed to an increase in the average length of time in our sales cycles. In addition, these conditions may result in an increase in the average length of time it takes to collect outstanding accounts receivable.

Key Financial Metrics and Trends

Revenues

Our revenue is comprised of license, maintenance and professional services. We license our software under perpetual licenses which generally include one year of maintenance as part of the initial purchase price of the product. License revenue reflects the revenue recognized from sales of licenses to new customers and additional licenses to existing customers. Billings to existing customers for license and first year maintenance were approximately 64% for the three months ended September 30, 2014 and 58% for the three months ended September 30, 2013. Based upon our land and expand sales strategy, we expect that on an annual basis the contribution of license and first year maintenance from existing customers will continue to exceed the contribution of license and first year maintenance from new customers. Customers can renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. Current customers with maintenance agreements are entitled to receive unspecified upgrades and enhancements when and if they become available. We have experienced growth in maintenance revenue primarily due to increased license sales and growth in our customer base and high retention of those customers. In the nine months ended September 30, 2014 and 2013, our annual maintenance renewal rates were greater than 90%. Professional services revenue is comprised of training, installation and other consulting revenues, and represented approximately 10% of total revenues for the nine months ended September 30, 2014 and 9% of total revenues for the nine months ended September 30, 2013. We do not expect the percentage contribution to change significantly during the near term. The contribution from our partner network has grown over time and we anticipate that revenues from partners will continue to be more than 50% of total revenues. Given the size of the U.S. market and our current penetration there, we expect that the U.S. will represent our largest growth opportunity in terms of absolute U.S. dollars during the near term and will likely be an important contributor to future revenue growth. Due to the global diversity of our customer base, our results are impacted by movements in the currencies of the major territories in which we operate. The primary foreign currencies generally impacting our results are the Swedish kronor, the euro and the British pound. Inflation and changing prices had no material effect on our revenue or income from operations during the three and nine months ended September 30, 2014 and 2013.

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

Sales and Marketing. Sales and marketing expenses primarily consist of personnel costs for our sales, marketing and business development employees and executives; commissions earned by our sales related personnel; travel costs; facilities costs attributable to our sales and marketing personnel; the cost of marketing programs; the cost of employee training programs; and the cost of business development programs. We have made incremental investments in sales and marketing in 2014, including the hiring of additional sales personnel in both the U.S. and our international locations. In the fourth quarter of 2014, we will continue to make incremental investments as we will be holding our first global user event. We expect that our sales and marketing expenses will continue to increase in absolute dollars and remain constant or decline as a percentage of revenue over time as we expect to derive greater efficiencies from the investments made in our sales organization.

Research and Development. Research and development expenses primarily consist of personnel and facility costs for our research and development and product management employees along with the amortization of research and development related intangible assets acquired. The vast majority of our research and development staff is based in Lund, Sweden. We have devoted our development efforts primarily to enhancing the functionality and expanding the capabilities of our software products. We expect that our research and development expenses will continue to increase in absolute dollars, but remain relatively constant as a percentage of revenue in the near term as we increase our research and development and product management headcount to further strengthen and enhance our software products.

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

Other Income (Expense), net

Other income (expense), net primarily consists of net interest and foreign exchange gains or losses. Net interest represents interest income received on our cash and cash equivalents and interest expense associated with outstanding debt. Foreign exchange gains or losses relate to our business activities in foreign countries and the re-measurement of intercompany transactions between subsidiaries with different functional reporting currencies, as well as the impact of our short-term foreign currency forward contracts related to certain intercompany borrowings. As a result of our business activities in foreign countries, we expect that foreign exchange gains or losses will continue to occur due to fluctuations in exchange rates in the countries where we do business.

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

Impact of Foreign Currency Translation

Approximately 68% of our revenues for the nine months ended September 30, 2014 and 2013 were earned in foreign denominated currencies, including the euro, the British pound and the Swedish kronor. We continue to monitor our foreign exchange risk in part through operational means, including monitoring the proportion of same-currency revenues in relation to same-currency costs and the proportion of same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, changes in those currencies relative to the U.S. dollar will impact our revenues and expenses. If the U.S. dollar weakens against a specific foreign currency, our revenues will increase having a positive impact on net income, and our overall expenses will increase, having a negative impact on net income. Likewise, if the U.S. dollar strengthens against a specific foreign currency, our revenues will decrease having a negative impact on net income, and our overall expenses will decrease, having a positive impact on net income. Therefore, significant shifts in foreign currencies can impact our short-term results, as well as our long-term forecasts and targets.

Foreign currency exchange rate fluctuations negatively impacted total revenue for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 by approximately $0.6 million, principally driven by the strengthening of the U.S. dollar relative to the Swedish kronor, the euro, the Canadian dollar and the Japanese yen, partially offset by the weakening of the U.S. dollar relative to the British pound. Total cost of revenue and operating expenses for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 were positively impacted as a result of foreign exchange rate fluctuations by approximately $0.8 million, principally driven by the strengthening of the U.S. dollar relative to the Swedish kronor, the euro, the Canadian dollar and the Japanese yen, partially offset by the weakening of the U.S. dollar relative to the British pound.

Foreign currency exchange rate fluctuations positively impacted total revenue for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 by approximately $2.9 million, principally driven by the weakening of the U.S. dollar relative to the euro and the British pound, partially offset by the strengthening of the U.S. dollar to the Swedish kronor, the Brazilian real, the Australian dollar, the Japanese yen and the Canadian dollar. Total cost of revenue and operating expenses for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 were negatively impacted as a result of foreign exchange rate fluctuations by approximately $1.8 million, principally driven by the weakening of the U.S. dollar relative to the euro and the British pound, partially offset by the strengthening of the U.S. dollar to the Swedish kronor, the Brazilian real, the Australian dollar, the Japanese yen and the Canadian dollar.

Consolidated Results of Operations

Comparison of the Three Months Ended September 30, 2014 and 2013

Revenue

The following table sets forth revenue by source:

	Three Months Ended September 30,
	2014		2013
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period-to-Period Change
		(unaudited)
		(dollars in thousands)
Revenue:
License revenue	$67,476	51.4%	$54,495	52.4%	$12,981	23.8%
Maintenance revenue	51,755	39.4%	40,723	39.1%	11,032	27.1%
Professional services revenue	12,053	9.2%	8,882	8.5%	3,171	35.7%

Total revenue	$131,284	100.0%	$104,100	100.0%	$27,184	26.1%

Revenue was approximately $131.3 million for the three months ended September 30, 2014 compared to approximately $104.1 million for the three months ended September 30, 2013, an increase of 26.1%. Total revenue for the three months ended September 30, 2014 was negatively impacted by approximately $0.6 million as a result of foreign currency exchange rate fluctuations, principally driven by the strengthening of the U.S. dollar relative to the euro, the Swedish kronor, the Canadian dollar and the Japanese yen, partially offset by the weakening of the U.S. dollar to the British pound. The increase in revenue from the prior year period was primarily driven by revenue growth in the Americas (includes North America and South America), Rest of World (includes Asia-Pacific, Middle East and Africa), the United Kingdom (includes United Kingdom and Ireland), and the German region (includes Germany, Austria, and Switzerland), which grew by 26.6%, 47.5%, 38.5% and 18.8%, respectively, and contributed approximately $21.8 million in incremental total revenue. License revenue grew by approximately $13.0 million, or 23.8%. There was no material change in the pricing for our products during the year. Revenue growth was achieved primarily due to volume growth as new customers acquired our products for the first time, along with additional license purchases by our existing customers. During the three months ended September 30, 2014, we closed 108 contracts that had total license and first year’s maintenance exceeding $100,000, compared to 111 contracts for the same period last year. Included in the deals exceeding $100,000, we closed 23 contracts that had total license and first year’s maintenance exceeding $250,000, compared to 27 contracts for the same period last year. Included in the deals exceeding $250,000, we closed seven contracts that had total license and first year’s maintenance exceeding $1.0 million, compared to three contracts for the same period last year. Amounts invoiced to existing customers represented a larger share of total billings during the three months ended September 30, 2014, approximately 74%, resulting from our “land and expand” sales strategy, compared to approximately 71% during the three months ended September 30, 2013. Billings from our indirect partner channel for license and first year maintenance were approximately 52% of total license and first year maintenance billings for the three months ended September 30, 2014 compared to approximately 59% for the three months ended September 30, 2013. Maintenance revenues grew by 27.1% during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 driven by annual maintenance renewal rates of greater than 90% and an increase in our customer base. Professional services revenue grew 35.7% during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 due to growth in consulting and training revenue, resulting primarily from an increase in our customer base and expanded professional services engagements with certain large customers. The revenue growth during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 may not be indicative of our future revenue growth, if any.

Cost of Revenue and Gross Profit

The following table sets forth cost of revenue and gross profit for each revenue source:

	Three Months Ended September 30,
	2014		2013
	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Period-to-Period Change
		(unaudited)
		(dollars in thousands)
Cost of Revenue:
Cost of license revenue	$2,165	3.2%	$1,454	2.7%	$711	48.9%
Cost of maintenance revenue	2,740	5.3%	2,461	6.0%	279	11.3%
Cost of professional services revenue	13,116	108.8%	11,027	124.1%	2,089	18.9%

Total cost of revenue	$18,021	13.7%	$14,942	14.4%	$3,079	20.6%

Gross Profit:
License revenue	$65,311	96.8%	$53,041	97.3%	$12,270	23.1%
Maintenance revenue	49,015	94.7%	38,262	94.0%	10,753	28.1%
Professional services revenue	(1,063)	-8.8%	(2,145)	-24.1%	1,082	-50.4%

Total gross profit	$113,263	86.3%	$89,158	85.6%	$24,105	27.0%

Cost of revenue was approximately $18.0 million for the three months ended September 30, 2014 compared to approximately $14.9 million for the three months ended September 30, 2013, an increase of approximately $3.1 million, or 20.6%. Total cost of revenue for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 were not significantly impacted as a result of foreign currency exchange rate fluctuations. Cost of license revenue largely consists of referral fees paid to third parties in connection with software license sales and the amortization of technology related intangible assets acquired. Referral fees increased approximately $0.7 million as a result of increased license revenue for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. Cost of maintenance revenue increased approximately $0.3 million for the three months ended September 30, 2014 as compared to the same period in 2013 largely due to an increase in other cost of maintenance revenue of approximately $0.2 million and, in anticipation of continued growth in our current customer base, we increased headcount in our support organization which increased personnel costs by approximately $0.1 million. Cost of professional services revenue increased approximately $2.1 million for the three months ended September 30, 2014 as compared to the same period in 2013 largely due to increased personnel costs of approximately $2.0 million. In addition, we had an increase in travel and entertainment costs of approximately $0.6 million and an increase in facility and infrastructure costs of approximately $0.1 million to support global expansion. These increases were offset by a decrease in outside contractor costs and other cost of professional services revenue of approximately $0.6 million.

Total gross profit increased approximately $24.1 million, or 27.0%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 largely due to an increase in total revenue of approximately $27.2 million, or 26.1%. The increase in our total gross profit during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 may not be indicative of our future gross profit. For the three months ended September 30, 2014, total gross margin increased to 86.3% from 85.6% for the three months ended September 30, 2013. The increase in our total gross margin from the prior year period is primarily due to an increase in professional services revenue of approximately $3.2 million, or 35.7%, for the three months ended September 30, 2014 as compared to the same period in 2013. The total gross margin during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 may not be indicative of our future gross margin.

Operating Expenses

The following table sets forth operating expenses as a percentage of revenue:

	Three Months Ended September 30,
	2014		2013
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period-to-Period Change
	(unaudited)
	(dollars in thousands)
Operating expenses:
Sales and marketing	$74,110	56.5%	$56,273	54.1%	$17,837	31.7%
Research and development	20,954	16.0%	13,511	13.0%	7,443	55.1%
General and administrative	26,835	20.4%	22,773	21.9%	4,062	17.8%

Total operating expenses	$121,899	92.9%	$92,557	89.0%	$29,342	31.7%

Sales and Marketing. Sales and marketing expenses increased approximately $17.8 million, or 31.7%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. Sales and marketing expenses for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 were not significantly impacted as a result of foreign currency exchange rate fluctuations. The period over period increase in sales and marketing expenses was primarily attributable to an increase in personnel and commission costs of approximately $14.6 million (including a $1.3 million increase in stock-based compensation), reflecting higher employee headcount and higher variable compensation resulting from increased license revenue. In addition, we had an increase in outside consulting costs and other sales and marketing costs of approximately $2.6 million, an increase of approximately $0.5 million in travel and entertainment costs, and an increase in facility and infrastructure costs of approximately $0.1 million to support global expansion.

Research and Development. Research and development expenses increased by approximately $7.4 million, or 55.1%, during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. Research and development expenses for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 were positively impacted by foreign currency exchange rate fluctuations by approximately $0.7 million. The period over period increase in research and development expenses was primarily attributable to product management costs of approximately $4.6 million related to the market introduction of Qlik Sense. In addition, we had higher personnel costs of approximately $1.7 million (including a $0.1 million increase in stock-based compensation) and an increase in outside professional fees of approximately $1.1 million related to the market introduction of Qlik Sense.

General and Administrative. General and administrative expenses were approximately $26.8 million for the three months ended September 30, 2014 compared to approximately $22.8 million for the three months ended September 30, 2013, an increase of approximately $4.1 million, or 17.8%. General and administrative expenses for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 were positively impacted as a result of foreign currency exchange rate fluctuations by approximately $0.2 million. The increase in general and administrative expenses for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was largely due to an increase of approximately $2.1 million in other general and administrative costs, primarily related to professional fees, such as information systems consulting, legal and accounting fees. In addition, we had an increase in personnel costs of approximately $1.7 million and an increase in other general and administrative costs, such as facility and infrastructure costs, and travel and entertainment costs of approximately $0.3 million.

Other Income (Expense), net.

During the three months ended September 30, 2014, other expense, net was approximately $1.7 million and primarily consisted of foreign exchanges losses. During the three months ended September 30, 2013, other income, net was approximately $0.1 million and primarily consisted of net interest income.

(Provision) Benefit for Income Taxes.

Beginning in the first quarter of 2014, we determined that we were no longer able to make a reliable estimate of the annual effective tax rate in the U.S. as relatively small changes in our projected income or loss produce significant variance in our annual effective tax rate in this jurisdiction. Therefore, we recorded tax expense in the U.S. for the three months ended September 30, 2014 based on the actual effective rate for the three months ended September 30, 2014. The effective tax rate for all other jurisdictions for the three months ended September 30, 2014 and for all jurisdictions for the three months ended September 30, 2013, was calculated based on an estimated annual effective tax rate plus discrete items.

For the three months ended September 30, 2014, we recorded a provision for income taxes of approximately $4.0 million, which resulted in an effective tax rate of (39.0%), compared to a benefit of approximately $6.3 million, or an effective tax rate of 189.8%, for the three months ended September 30, 2013. As of September 30, 2014, a full valuation allowance has been recorded against our U.S. and Swedish deferred tax assets, based on an analysis of positive and negative evidence, including projected three-year cumulative losses through December 31, 2014. The effective tax rate for the three months ended September 30, 2014 reflects the effects of the foreign tax rate differential, permanent differences, and the changes in the valuation allowance on deferred tax assets. The effective tax rate for the three months ended September 30, 2013 reflects the effects of benefits from a foreign tax rate differential and discrete items offset by the effects of permanent differences and changes in the valuation allowance on deferred tax assets. The primary differences between the effective tax rates for the three months ended September 30, 2014 and 2013 are the increases in valuation allowances against deferred tax assets, the impact of the permanent differences and discrete items.

Due to the relative difference in the projected annual distribution of income and losses where we operate compared to our actual results for the three months ended September 30, 2014, including the recognition of certain discrete items in the period and due to losses incurred in jurisdictions for which a tax benefit cannot be recognized, the year-to-date effective rate may differ significantly from our full year effective rate. Our effective tax rate is also impacted significantly by non-deductible stock-based compensation incurred in various jurisdictions. As the projection and distribution of income changes throughout 2014, the year-to-date effective rate will change from quarter to quarter.

Our liability for unrecognized tax benefits (including penalties and interest) was approximately $2.8 million and $2.4 million as of September 30, 2014 and December 31, 2013, respectively. We do not expect that the total amount of unrecognized tax benefits will change significantly during the next twelve months. See Note 7 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K, filed with the SEC on February 28, 2014, for more detailed information regarding unrecognized tax benefits.

Comparison of the Nine Months Ended September 30, 2014 and 2013

Revenue

The following table sets forth revenue by source:

	Nine Months Ended September 30,
	2014		2013
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period-to-Period Change
	(unaudited)
	(dollars in thousands)
Revenue:
License revenue	$188,301	50.3%	$167,648	54.3%	$20,653	12.3%
Maintenance revenue	148,489	39.7%	114,859	37.2%	33,630	29.3%
Professional services revenue	37,224	10.0%	26,148	8.5%	11,076	42.4%

Total revenue	$374,014	100.0%	$308,655	100.0%	$65,359	21.2%

Revenue was approximately $374.0 million for the nine months ended September 30, 2014 compared to approximately $308.7 million for the nine months ended September 30, 2013, an increase of 21.2%. Total revenue for the nine months ended September 30, 2014 was positively impacted by approximately $2.9 million as a result of foreign currency exchange rate fluctuations, principally driven by the weakening of the U.S. dollar relative to the euro and the British pound, partially offset by the strengthening of the U.S. dollar to the Swedish kronor, the Brazilian real, the Australian dollar, the Japanese yen and the Canadian dollar. The increase in revenue from the prior year period was primarily driven by revenue growth in the Americas (includes North America and South America), the United Kingdom (includes United Kingdom and Ireland), Rest of World (includes Asia-Pacific, Middle East and Africa) and the Benelux region (includes Belgium, the Netherlands, Luxembourg and Eastern Europe), which grew by 20.7%, 32.6%, 29.5% and 21.8%, respectively, and contributed approximately $48.2 million in incremental total revenue. License revenue grew by approximately $20.6 million, or 12.3%. There was no material change in the pricing for our products during the year. Revenue growth was achieved primarily due to volume growth as new customers acquired our products for the first time, along with additional license purchases by our existing customers. During the nine months ended September 30, 2014, we closed 318 contracts that had total license and first year’s maintenance exceeding $100,000, compared to 303 contracts for the same period last year. Included in the deals exceeding $100,000, we closed 76 contracts that had total license and first year’s maintenance exceeding $250,000, compared to 86 contracts for the same period last year. Included in the deals exceeding $250,000, we closed 11 contracts that had total license and first year’s maintenance exceeding $1.0 million, compared to eight contracts for the same period last year. Amounts invoiced to existing customers represented a larger share of total billings during the nine months ended September 30, 2014, approximately 77%, resulting from our “land and expand” sales strategy, compared to approximately 75% during the nine months ended September 30, 2013. Billings from our indirect partner channel for license and first year maintenance were approximately 54% of total license and first year maintenance billings for the nine months ended September 30, 2014 compared to approximately 59% for the nine months ended September 30, 2013. Maintenance revenues grew by 29.3% during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 driven by annual maintenance renewal rates of greater than 90% and an increase in our customer base. Professional services revenue grew 42.4% during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due to growth in consulting and training revenue, resulting primarily from an increase in our customer base and expanded professional services engagements with certain large customers. The revenue growth during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 may not be indicative of our future revenue growth, if any.

Cost of Revenue and Gross Profit

The following table sets forth cost of revenue and gross profit for each revenue source:

	Nine Months Ended September 30,
	2014		2013
	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Period-to-Period Change
	(unaudited)
	(dollars in thousands)
Cost of Revenue:
Cost of license revenue	$5,456	2.9%	$4,624	2.8%	$832	18.0%
Cost of maintenance revenue	8,565	5.8%	7,879	6.9%	686	8.7%
Cost of professional services revenue	40,848	109.7%	31,389	120.0%	9,459	30.1%

Total cost of revenue	$54,869	14.7%	$43,892	14.2%	$10,977	25.0%

Gross Profit:
License revenue	$182,845	97.1%	$163,024	97.2%	$19,821	12.2%
Maintenance revenue	139,924	94.2%	106,980	93.1%	32,944	30.8%
Professional services revenue	(3,624)	-9.7%	(5,241)	-20.0%	1,617	-30.9%

Total gross profit	$319,145	85.3%	$264,763	85.8%	$54,382	20.5%

Cost of revenue was approximately $54.9 million for the nine months ended September 30, 2014 compared to approximately $43.9 million for the nine months ended September 30, 2013, an increase of approximately $11.0 million, or 25.0%. Total cost of revenue for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was negatively impacted as a result of foreign currency exchange rate fluctuations by approximately $0.4 million. Cost of license revenue largely consists of referral fees paid to third parties in connection with software license sales and the amortization of technology related intangible assets acquired. Referral fees increased approximately $0.8 million as a result of increased license revenue for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. Cost of maintenance revenue increased approximately $0.7 million for the nine months ended September 30, 2014 as compared to the same period in 2013. In anticipation of continued growth in our current customer base, we increased headcount in our support organization which increased personnel costs by approximately $0.5 million (including a $0.1 million increase in stock-based compensation). In addition, we had an increase in other cost of maintenance revenue of approximately $0.2 million for the nine months ended September 30, 2014 as compared to the same period in 2013. Cost of professional services revenue increased approximately $9.5 million for the nine months ended September 30, 2014 as compared to the same period in 2013 largely due to increased personnel costs of approximately $7.2 million. In addition, we had an increase in outside contractor costs and other cost of professional services revenue of approximately $1.1 million, an increase in travel and entertainment costs of approximately $1.0 million and an increase in facility and infrastructure costs of approximately $0.2 million as we continue to invest in our services organization.

Total gross profit increased approximately $54.4 million, or 20.5%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 largely due to an increase in total revenue of approximately $65.4 million, or 21.2%. The increase in our total gross profit during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 may not be indicative of our future gross profit. For the nine months ended September 30, 2014, total gross margin decreased to 85.3% from 85.8% for the nine months ended September 30, 2013. The decrease in our total gross margin from the prior year period is primarily due to the cost of professional services revenue, which increased approximately $9.5 million for the nine months ended September 30, 2014 as compared to the same period in 2013 and was largely due to increased personnel costs and an increase in outside contractor costs and other cost of professional services revenue. The total gross margin during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 may not be indicative of our future gross margin.

Operating Expenses

The following table sets forth operating expenses as a percentage of revenue:

	Nine Months Ended September 30,
	2014		2013
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period-to-Period Change
	(unaudited)
	(dollars in thousands)
Operating expenses:
Sales and marketing	$222,564	59.5%	$181,700	58.9%	$40,864	22.5%
Research and development	55,588	14.9%	45,061	14.6%	10,527	23.4%
General and administrative	80,127	21.4%	67,254	21.8%	12,873	19.1%

Total operating expenses	$358,279	95.8%	$294,015	95.3%	$64,264	21.9%

Sales and Marketing. Sales and marketing expenses increased approximately $40.9 million, or 22.5%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. Sales and marketing expenses for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 were negatively impacted as a result of foreign currency exchange rate fluctuations by approximately $1.5 million. The period over period increase in sales and marketing expenses was primarily attributable to an increase in personnel and commission costs of approximately $33.7 million (including a $3.4 million increase in stock-based compensation), reflecting higher employee headcount and higher variable compensation resulting from increased license revenue. In addition, we had an increase in outside consulting costs and other sales and marketing costs of approximately $6.5 million, an increase in travel and entertainment costs of approximately $0.4 million, and an increase in facility and infrastructure costs of approximately $0.3 million to support global expansion.

Research and Development. Research and development expenses increased by approximately $10.5 million, or 23.4%, during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. Research and development expenses for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 were positively impacted by foreign currency exchange rate fluctuations by approximately $0.7 million. The period over period increase in research and development expenses was primarily attributable to product management costs of approximately $4.6 million related to the market introduction of Qlik Sense. In addition, we had an increase in personnel costs of approximately $2.9 million (including a $0.3 million increase in stock-based compensation) and an increase in outside professional fees of approximately $2.3 million related to the market introduction of Qlik Sense. The increase in research and development expenses also reflects an increase of approximately $0.2 million in other research and development costs, such as facility and infrastructure costs and travel and entertainment costs, as well as an increase of approximately $0.5 million related to the amortization of research and development related intangible assets acquired.

General and Administrative. General and administrative expenses were approximately $80.1 million for the nine months ended September 30, 2014 compared to approximately $67.3 million for the nine months ended September 30, 2013, an increase of approximately $12.9 million, or 19.1%. General and administrative expenses for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 were negatively impacted as a result of foreign currency exchange rate fluctuations by approximately $0.6 million. The increase in general and administrative expenses for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was largely due to an increase in personnel costs of approximately $6.7 million (including a $1.6 million increase in stock-based compensation). In addition, we had an increase of approximately $6.3 million in other general and administrative costs, primarily related to professional fees, such as information systems consulting, legal and accounting fees. We also had an increase in facility and infrastructure costs of approximately $0.8 million to support global expansion. These increases were offset by a decrease of approximately $0.9 million related to travel and entertainment.

Other Expense, net.

During the nine months ended September 30, 2014, other expense, net was approximately $2.0 million. Other expense, net for the nine months ended September 30, 2014 primarily consisted of foreign exchanges losses of approximately $2.1 million offset by net interest income of approximately $0.1 million. During the nine months ended September 30, 2013, other expense, net was approximately $1.9 million. Other expense, net, for the nine months ended September 30, 2013 primarily consisted of foreign exchange losses of approximately $2.0 million offset by net interest income of approximately $0.1 million.

(Provision) Benefit for Income Taxes.

Beginning in the first quarter of 2014, we determined that we were no longer able to make a reliable estimate of the annual effective tax rate in the U.S. as relatively small changes in our projected income or loss produce significant variance in our annual effective tax rate in this jurisdiction. Therefore, we recorded tax expense in the U.S. for the nine months ended September 30, 2014 based on the actual effective rate for the nine months ended September 30, 2014. The effective tax rate for all other jurisdictions for the nine months ended September 30, 2014 and for all jurisdictions for the nine months ended September 30, 2013, was calculated based on an estimated annual effective tax rate plus discrete items.

For the nine months ended September 30, 2014, we recorded a provision for income taxes of approximately $9.3 million, which resulted in an effective tax rate of (22.5%), compared to a benefit of approximately $12.8 million, or an effective tax rate of 41.3%, for the nine months ended September 30, 2013. As of September 30, 2014, a full valuation allowance has been recorded against our U.S. and Swedish deferred tax assets, based on an analysis of positive and negative evidence, including projected three-year cumulative losses through December 31, 2014. The effective tax rate for the nine months ended September 30, 2014 reflects the effects of the foreign tax rate differential, permanent differences, and the changes in the valuation allowance on deferred tax assets. The effective tax rate for the nine months ended September 30, 2013 reflects the effects of benefits from a foreign tax rate differential and discrete items offset by the effects of permanent differences and changes in the valuation allowance on deferred tax assets. The primary differences between the effective tax rates for the three and nine months ended September 30, 2014 and 2013 are the increases in valuation allowances against deferred tax assets, the impact of the permanent differences, and discrete items.

Due to the relative difference in the projected annual distribution of income and losses where we operate compared to our actual results for the nine months ended September 30, 2014, including the recognition of certain discrete items in the period and due to losses incurred in jurisdictions for which a tax benefit cannot be recognized, the year-to-date effective rate may differ significantly from our full year effective rate. Our effective tax rate is also impacted significantly by non-deductible stock-based compensation incurred in various jurisdictions. As the projection and distribution of income changes throughout 2014, the year-to-date effective rate will change from quarter to quarter.

Our liability for unrecognized tax benefits (including penalties and interest) was approximately $2.8 million and $2.4 million as of September 30, 2014 and December 31, 2013, respectively. We do not expect that the total amount of unrecognized tax benefits will change significantly during the next twelve months. See Note 7 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K, filed with the SEC on February 28, 2014, for more detailed information regarding unrecognized tax benefits.

Foreign Exchange Rates

We conduct business in our foreign operations in local currencies. Accordingly, our consolidated results of operations presented above are affected by fluctuations in foreign exchange rates. Income and expense accounts are translated at the average monthly exchange rates during the period.

Foreign currency exchange rate fluctuations negatively impacted total revenue for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 by approximately $0.6 million, principally driven by the strengthening of the U.S. dollar relative to the Swedish kronor, the euro, the Canadian dollar and the Japanese yen, partially offset by the weakening of the U.S. dollar relative to the British pound. Total cost of revenue and operating expenses for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 were positively impacted as a result of foreign exchange rate fluctuations by approximately $0.8 million, principally driven by the strengthening of the U.S. dollar relative to the Swedish kronor, the euro, the Canadian dollar and the Japanese yen, partially offset by the weakening of the U.S. dollar relative to the British pound.

Foreign currency exchange rate fluctuations positively impacted total revenue for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 by approximately $2.9 million, principally driven by the weakening of the U.S. dollar relative to the euro and the British pound, partially offset by the strengthening of the U.S. dollar to the Swedish kronor, the Brazilian real, the Australian dollar, the Japanese yen and the Canadian dollar. Total cost of revenue and operating expenses for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 were negatively impacted as a result of foreign exchange rate fluctuations by approximately $1.8 million, principally driven by the weakening of the U.S. dollar relative to the euro and the British pound, partially offset by the strengthening of the U.S. dollar to the Swedish kronor, the Brazilian real, the Australian dollar, the Japanese yen and the Canadian dollar.

Seasonality

Our quarterly results reflect seasonality in the sale of our products and services. Historically, we have experienced a pattern of increased license sales in the fourth quarter which can make it difficult to achieve sequential revenue growth in the first quarter. In addition, our European operations generally provide lower revenues in the summer months because of the generally reduced level of economic activity in Europe during those months. Similarly, our gross margins and income (loss) from operations have been affected by these historical trends because the majority of our expenses are relatively fixed in the near-term. The timing of revenues in relation to our expenses, much of which does not vary directly with revenue, has an impact on the cost of revenue, sales and marketing expense, research and development expense and general and administrative expense as a percentage of revenue in each calendar quarter during the year. The majority of our expenses is personnel-related and includes salaries, stock-based compensation, benefits and incentive-based compensation plan expenses. As a result, we have not experienced significant seasonal fluctuations in the timing of expenses from period to period, other than an increase in total operating expenses during the first quarter of each year as a result of our annual employee summit and an increase in sales and marketing expenses in the second quarter of each year due to our annual partner event. On a quarterly basis, we have usually generated the majority of our revenues in the final month of each quarter and a significant amount in the last two weeks of a quarter. We believe this is due to customer buying patterns typical in this industry. Although these seasonal factors are common in the technology sector, historical patterns should not be considered a reliable indicator of our future sales activity or performance.

Acquisitions

On October 3, 2013, we acquired the ongoing operations of our Italian master reseller (“QlikTech Italy”) that specializes in the distribution of QlikView software and provides maintenance and consulting services related to that software. We purchased QlikTech Italy for a total maximum purchase price of approximately 7.5 million euros (approximately $10.2 million based on an exchange rate of 1.355 on October 3, 2013). The total maximum purchase price included approximately $1.4 million of contingent consideration payable upon the achievement of certain revenue targets as set forth in the purchase agreement. At the purchase date, we estimated that only approximately $0.2 million of contingent consideration would be payable based upon the achievement of certain revenue targets, and therefore, this amount was included in the purchase price. The results of operations and financial position of QlikTech Italy are included in our consolidated financial statements from and after the date of acquisition. The inclusion of QlikTech Italy did not have a material impact on our unaudited consolidated financial results for the three and nine months ended September 30, 2014. Had the acquisition occurred as of the beginning of the periods presented in our unaudited consolidated financial statements, the pro forma statements of operations would not be materially different than the audited consolidated statements of operations presented.

During the three months ended March 31, 2014, we completed the purchase price allocation for QlikTech Italy including the valuation of intangible assets acquired; deferred revenue assumed; and deferred income taxes. The adjustments from the preliminary purchase price allocation were immaterial.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents and the on-going collection of our accounts receivable. As of September 30, 2014, we had cash and cash equivalents totaling approximately $242.0 million, net accounts receivable of approximately $129.1 million and working capital of approximately $212.4 million. Our cash and cash equivalents held domestically were approximately $157.0 million as of September 30, 2014. We believe that our cash and cash equivalents balances in the U.S. are currently sufficient to fund our U.S. operations. As of September 30, 2014, cash and cash equivalents held by foreign subsidiaries were approximately $85.0 million, which include undistributed earnings of foreign subsidiaries indefinitely invested outside of the U.S. of approximately $19.2 million. Except as required under U.S. tax law, we do not accrue for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to continue to invest such undistributed earnings outside of the U.S. If these funds are needed for our operations in the U.S., we would be required to accrue and, subsequent to the full utilization of our existing net operating loss carryforwards, pay U.S. taxes to repatriate these funds.

Our capital expenditures for the nine months ended September 30, 2014 were approximately $11.2 million, comprised primarily of additional leasehold improvements, furniture and fixtures and computer equipment, as well as investments made in a new enterprise resource planning system.

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

The following table shows selected balance sheet data as well as our cash flows from operating activities, investing activities and financing activities for the stated periods:

	September 30, 2014	December 31, 2013
	(unaudited)
	(in thousands)
Cash and cash equivalents	$241,979	$227,693
Accounts receivable, net	129,082	162,009
Deferred revenue	96,855	102,321
Working capital	212,415	224,485

	Nine Months Ended September 30,
	2014	2013
	(unaudited)
	(in thousands)
Cash flow activities
Net cash provided by operating activities	$17,308	$24,616
Net cash used in investing activities	(11,228)	(11,535)
Net cash provided by financing activities	15,508	26,765

Cash and Cash Equivalents

Our cash and cash equivalents at September 30, 2014 were held for working capital purposes and were invested primarily in bank deposits and money market accounts having less than 90 day maturities. We do not enter into investments for trading or speculative purposes. These balances could be impacted if the underlying depository institutions or the guarantors fail or could be subject to adverse conditions in the financial markets. We can provide no assurances that access to our funds will not be impacted by adverse conditions in the financial markets.

Cash Flows

Operating Activities

Net cash provided by operating activities was approximately $17.3 million for the nine months ended September 30, 2014. We incurred non-cash expenses totaling approximately $40.7 million for the nine months ended September 30, 2014. Non-cash expenses primarily consisted of stock-based compensation expense, provisions for bad debt, foreign currency gains and losses, and depreciation and amortization expense. In addition, we incurred an excess tax benefit from stock-based compensation of approximately $5.2 million for the nine months ended September 30, 2014.

The change in certain assets and liabilities resulted in a net source of cash of approximately $32.3 million for the nine months ended September 30, 2014. Net cash provided by operating activities is driven by sales of our products. Collection of accounts receivable from the sale of our products is a significant component of our cash flows from operating activities, as is the change in deferred revenue related to these sales. In addition, net cash provided by operating activities reflects income tax payments made of approximately $7.2 million.

Net cash provided by operating activities was approximately $24.6 million for the nine months ended September 30, 2013. We incurred non-cash expenses totaling approximately $36.9 million for the nine months ended September 30, 2013. Non-cash expenses primarily consisted of stock-based compensation expense, provisions for bad debt, foreign currency gains and losses, and depreciation and amortization expense. In addition, we incurred an excess tax benefit from stock-based compensation of approximately $5.8 million for the nine months ended September 30, 2013.

The change in certain assets and liabilities resulted in a net source of cash of approximately $11.8 million for the nine months ended September 30, 2013. Net cash provided by operating activities is driven by sales of our products. Collection of accounts receivable from the sale of our products is a significant component of our cash flows from operating activities, as is the change in deferred revenue related to these sales. In addition, net cash provided by operating activities includes income tax payments made of approximately $9.9 million.

Investing Activities

Net cash used in investing activities was approximately $11.2 million for the nine months ended September 30, 2014. Cash used in investing activities for the nine months ended September 30, 2014 was primarily used for capital expenditures related to leasehold improvements, furniture and fixtures, computer equipment and investments made in a new enterprise resource planning system as we continued to expand our infrastructure and workforce.

Net cash used in investing activities was approximately $11.5 million for the nine months ended September 30, 2013. Cash used in investing activities for the nine months ended September 30, 2013 included approximately $7.1 million for capital expenditures related to leasehold improvements, furniture and fixtures, computer equipment and investments made in a new enterprise resource planning system as we continued to expand our infrastructure and workforce. In addition, during the nine months ended September 30, 2013, we acquired all of the outstanding shares of NComVA AB which resulted in a use of cash of approximately $4.4 million.

Financing Activities

Net cash provided by financing activities was approximately $15.5 million for the nine months ended September 30, 2014. Net cash provided by financing activities included proceeds from the exercise of common stock options of approximately $12.3 million and an excess tax benefit from stock-based compensation of approximately $5.2 million. These proceeds were offset by payments on contingent consideration of approximately $2.0 million during the period for the achievement of certain product development milestones related to the acquisition of NComVA AB in May 2013.

Net cash provided by financing activities was approximately $26.8 million for the nine months ended September 30, 2013. Net cash provided by financing activities included proceeds from the exercise of common stock options of approximately $21.2 million and an excess tax benefit from stock-based compensation of approximately $5.8 million. These proceeds were offset by payments on contingent consideration of approximately $0.2 million during the period for the achievement of certain financial targets related to the acquisition of Syllogic Corporation in January 2010.

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

For the three and nine months ended September 30, 2014 and 2013, Non-GAAP income (loss) from operations is determined by taking GAAP loss from operations and adding back stock-based compensation expense, employer payroll taxes on stock transactions, amortization of intangible assets and contingent consideration adjustments. Non-GAAP net income (loss) is determined by taking GAAP income (loss) before (provision) benefit for income taxes and adding back stock-based compensation expense, employer payroll taxes on stock transactions amortization of intangible assets and contingent consideration adjustments and the result is tax affected at an estimated long-term effective tax rate of 30%. We believe that the effective tax rate used in the Non-GAAP net income (loss) and related per diluted common share calculations are reasonable estimates of the long-term normalized effective tax rate under our global structure. We believe these adjustments provide useful information to both management and investors due to the following factors:

•	Stock-based compensation. Although stock-based compensation is an important aspect of the compensation of our employees and executives, determining the fair value of the stock-based instruments involves a high degree of judgment and estimation and the expense recorded may bear little resemblance to the actual value realized upon the future exercise or termination of the related stock-based awards. Furthermore, unlike cash compensation, the value of stock-based compensation is determined using a complex formula that incorporates factors, such as market volatility, that are beyond our control. We believe it is useful to exclude stock-based compensation in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies.

•	Employer payroll taxes on stock transactions. The amount of employer payroll taxes on stock transactions is dependent on our stock price and other factors that are beyond our control and which we believe do not correlate to the operation of our business.

•	Amortization of intangible assets. A portion of the purchase price of our acquisitions is generally allocated to intangible assets, such as intellectual property, and is subject to amortization. However, we do not acquire businesses on a predictable cycle. Additionally, the amount of an acquisition’s purchase price allocated to intangible assets and the term of its related amortization can vary significantly and are unique to each acquisition. Therefore, we believe that the presentation of Non-GAAP financial measures that adjust for the amortization of intangible assets provides investors and others with a consistent basis for comparison across accounting periods.

•	Contingent consideration adjustment. We periodically enter into business combinations which may contain contingent consideration arrangements. At each reporting date, we remeasure these contingent consideration liabilities at fair value until the contingencies are resolved. During the three and nine months ended September 30, 2014, a charge of approximately $0.2 million was recorded related to changes in the fair value of contingent consideration liabilities and is included in our consolidated statement of operations. We believe that these costs are generally non-recurring and do not correlate to the ongoing operation of our business.

The following is a reconciliation of Non-GAAP income (loss) from operations, Non-GAAP net income (loss) and Non-GAAP net income (loss) per common share to the most comparable U.S. GAAP measure for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)
	(in thousands, except share and per share data)
Reconciliation of Non-GAAP income (loss) from operations:
GAAP loss from operations	$(8,636)	$(3,399)	$(39,134)	$(29,252)
Stock-based compensation expense	9,730	8,578	26,246	21,159
Employer payroll taxes on stock transactions	672	814	1,226	1,283
Contingent consideration adjustment	170	—	170	—
Amortization of intangible assets	704	793	2,252	1,727

Non-GAAP income (loss) from operations	$2,640	$6,786	$(9,240)	$(5,083)

Reconciliation of Non-GAAP net income (loss):
GAAP net income (loss)	$(14,365)	$2,995	$(50,451)	$(18,260)
Stock-based compensation expense	9,730	8,578	26,246	21,159
Employer payroll taxes on stock transactions	672	814	1,226	1,283
Contingent consideration adjustment	170	—	170	—
Amortization of intangible assets	704	793	2,252	1,727
Income tax adjustment (1)	3,746	(8,385)	12,661	(10,766)

Non-GAAP net income (loss)	$657	$4,795	$(7,896)	$(4,857)

Reconciliation of Non-GAAP income (loss) per share:
Non-GAAP net income (loss) per common share - basic	$0.01	$0.05	$(0.09)	$(0.06)

Non-GAAP net income (loss) per common share - diluted	$0.01	$0.05	$(0.09)	$(0.06)

GAAP net income (loss) per common share - basic	$(0.16)	$0.03	$(0.56)	$(0.21)

GAAP net income (loss) per common share - diluted	$(0.16)	$0.03	$(0.56)	$(0.21)

Non-GAAP weighted average number of common shares outstanding - basic	90,064,658	88,164,897	89,677,323	87,326,863

Non-GAAP weighted average number of common shares outstanding - diluted	91,290,848	90,334,304	89,677,323	87,326,863

GAAP weighted average number of common shares outstanding - basic	90,064,658	88,164,897	89,677,323	87,326,863

GAAP weighted average number of common shares outstanding - diluted	90,064,658	90,334,304	89,677,323	87,326,863

(1)	Income tax adjustment is used to adjust the U.S. GAAP benefit (provision) for income taxes to a Non-GAAP benefit (provision) for income taxes by taking U.S. GAAP loss before (provision) benefit for income taxes and adding back (1) stock-based compensation expense, (2) employer payroll taxes on stock transactions, (3) amortization of intangible assets and (4) contingent consideration adjustment and applying an estimated long-term tax rate of 30%.

The following table reflects the impact of changes in foreign currency exchange rates from the prior year periods on the reported amounts of total revenue for the three and nine months ended September 30, 2014. To determine the revenue growth rates on a constant currency basis for the three and nine months ended September 30, 2014, revenue from entities reporting in foreign currencies was translated into U.S. dollars using the comparable prior year period’s foreign currency exchange rates.

	Three months ended September 30,			Nine Months ended September 30,
	2014	2013	% change	2014	2013	% change
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Constant currency reconciliation:
Total revenue, as reported	$131,284	$104,100	26%	$374,014	$308,655	21%
Estimated impact of foreign currency fluctuations			1%			-1%

Total revenue constant currency growth rate			27%			20%

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements, as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K, as of September 30, 2014 and December 31, 2013.

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

Interest Rate Sensitivity

We had cash and cash equivalents of approximately $242.0 million at September 30, 2014 and approximately $227.7 million at December 31, 2013. We held these amounts in cash or money market funds.

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

During the nine months ended September 30, 2014, we began using derivative instruments, specifically, short-term foreign currency forward contracts to hedge certain exposures to fluctuations in foreign currency exchange rates. We use these short-term foreign currency forward contracts to manage foreign currency exchange rate risks related to certain intercompany borrowings. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid expenses and other current assets or in accrued expenses on the unaudited consolidated balance sheet.

As of September 30, 2014, we had one short-term foreign currency forward contract outstanding to sell Swedish kronor with a notional value of 355.3 million Swedish kronor and $49.0 million. As of September 30, 2014, the unrealized gain on our short-term foreign currency forward contract was approximately $0.1 million and is recorded within other current assets on the unaudited consolidated balance sheet. At December 31, 2013, we had no foreign currency forward contracts outstanding.

For the three and nine months ended September 30, 2014, the unaudited consolidated statements of operations reflects a gain of approximately $3.5 million and $4.4 million, respectively, within foreign exchange gain (loss), net, related to short-term foreign currency forward contracts. During the three and nine months ended September 30, 2013, there was no impact in the unaudited consolidated statements of operations related to foreign currency forward contracts.

Foreign exchange risk exposures arise from transactions denominated in a currency other than our functional currency and from foreign denominated revenue and profit translated into U.S. dollars. Approximately 68% of our revenues for the nine months ended September 30, 2014 and 2013 were earned in foreign denominated currencies other than the U.S. dollar. The principal foreign currencies in which we conduct business are the euro, the Swedish kronor and the British pound. The translation of currencies in which we operate into the U.S. dollar may affect consolidated revenues and gross profit margins as expressed in U.S. dollars. We seek to manage our foreign exchange risk in part through operational means, including managing same-currency revenues in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, changes in those currencies relative to the U.S. dollar will impact our revenues and expenses. If the U.S. dollar weakens against a specific foreign currency, our revenues will increase having a positive impact on net income, and our overall expenses will increase, having a negative impact on net income. Likewise, if the U.S. dollar strengthens against a specific foreign currency, our revenues will decrease having a negative impact on net income, and our overall expenses will decrease, having a positive impact on net income. Therefore, significant shifts in foreign currencies can impact our short-term results, as well as our long-term forecasts and targets.

Our actual future gains and losses may differ materially due to the inherent limitations with the timing and amount of changes in foreign currency exchange rates and our actual exposure and positions.

Item 4. Controls and Procedures

Evaluation of Disclosure and Control Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriated to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2014, we implemented a new enterprise resource planning (“ERP”) system. As appropriate, we are modifying the design and documentation of internal control processes and procedures relating to the new system and interfaces to simplify and synchronize our existing internal control over financial reporting.

With the exception of the ERP implementation described above, there were no changes in our internal control over financial reporting during the third quarter of 2014, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are party to ordinary routine litigation incidental to the business and we may from time to time become subject to additional proceedings or additional claims or remedies sought in current proceedings. These actions typically seek, among other things, breach of contract or employment-related damages, intellectual property claims for damages, punitive damages, civil penalties or other losses or declaratory relief. Although there can be no assurance as to the outcome of any such proceedings, we do not believe any of the proceedings currently pending, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, operating results or financial condition. See risks discussed in the section titled “Risk Factors” for more information.

Our intellectual property is an essential element of our business. We own trademarks for “Qlik,” “QlikTech,” “QlikView,” “Natural Analytics” and our logo. We rely on a combination of copyright, trademark, trade dress and trade secrecy laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights both domestically and abroad. These laws, procedures and restrictions provide only limited protection. As of September 30, 2014, we had eight issued U.S. patents and had nine pending applications for U.S. patents. In addition, as of September 30, 2014, we had 21 issued and 19 pending applications for foreign patents. Any future patents issued to us may be challenged, invalidated or circumvented. Any patents that might be issued in the future, with respect to pending or future patent applications may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. We endeavor to enter into agreements with our employees and contractors and with parties with whom we do business in order to limit access to and disclosure of our proprietary information.

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

Our operating results have varied in the past and are expected to continue to do so in the future. In addition to other risk factors listed in this “Risk Factors” section, factors that may affect our quarterly operating results, business and financial condition include the following:

•	demand for our software products and services and the size and timing of orders

•	market acceptance of our current products, such as QlikView and Qlik Sense, and future products

•	a slowdown in spending on information technology, or IT, and software by our current and/or prospective customers

•	sales cycles and performance of our indirect channel partners and original equipment manufacturers (known as OEMs)

•	budgeting cycles of our current or potential customers

•	the management, performance and expansion of our domestic and international operations

•	the rate of renewals of our maintenance agreements

•	changes in the competitive dynamics of our markets

•	our ability to control and predict costs, including our operating expenses

•	customers delaying purchasing decisions in anticipation of new products or product enhancements by us or our competitors

•	the timing of recognizing revenue in any given quarter as a result of revenue recognition rules

•	the timing and amount of our tax benefits or tax expenses as a result of, among other things, complex tax laws and any changes to such tax laws in the jurisdictions in which we operate

•	foreign currency exchange rate fluctuations

•	the seasonality of our business

•	failure to successfully manage or integrate any acquisitions

•	an increase in the rate of product returns

•	the outcome or publicity surrounding any pending or threatened lawsuits

•	general economic and political conditions in our domestic and international markets.

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

If new industry standards emerge or if we are unable to respond to rapid technological changes, demand for our software products may be adversely affected.

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

We depend on revenue from a single software product.

Despite our release of Qlik Sense in September 2014, we have and continue to be heavily dependent on our QlikView product. Our business would be harmed by a decline in demand for, or in the price of, our software products as a result of, among other factors:

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

Nearly all of our revenues to date have come from sales of BI software and related maintenance and professional services. We expect these sales to account for substantially all of our revenues for the foreseeable future. Although demand for BI software has grown in recent years, the market for BI software applications is still evolving. We cannot be sure that this market will continue to grow or, even if it does grow, that customers will purchase our software products or services. We have spent, and intend to keep spending, considerable resources to educate potential customers about BI software in general and our software products and products in particular. However, we cannot be sure that these expenditures will help our software products achieve any additional market acceptance or enable us to attract new customers or new users at existing customers. A reduction in the demand for our software products and services could be caused by, among other things, lack of customer acceptance, weakening economic conditions, competing technologies and services or decreases in software spending. If the market and our market share fail to grow or grow more slowly than we currently expect, our business, operating results and financial condition would be harmed.

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

In addition to our direct sales force, we use indirect channel partners, such as distribution partners, value-added resellers, system integrators and OEMs to license and support our software products. For the year ended December 31, 2013 and nine months ended September 30, 2014, transactions by indirect channel partners accounted for more than 50% of our total product licenses and first year maintenance billings. We expect to continue to rely substantially on our channel partners in the future.

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

We receive a significant portion of our total revenues from international sales from foreign direct and indirect operations. International revenues accounted for approximately 71% of our total revenues for the nine months ended September 30, 2014, approximately 70% of our total revenues for the year ended December 31, 2013, approximately 72% of our total revenues for the year ended December 31, 2012 and approximately 73% of our total revenues for the year ended December 31, 2011. We have facilities located in Australia, Austria, Belgium, Brazil, Canada, China, Denmark, Finland, France, Germany, Hong Kong, India, Italy, Japan, the Netherlands, Norway, Poland, Portugal, Russia, Singapore, Spain, Sweden, Switzerland, the United Arab Emirates and the United Kingdom. We expect to continue to add personnel in these and additional countries. Our international operations require significant management attention and financial resources.

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

We face competitors in several broad categories, including BI software, analytical processes, query, search and reporting tools. We compete with large software corporations, including suppliers of enterprise resource planning software that provide one or more capabilities that are competitive with our software products, such as IBM (which acquired Cognos in 2008), Microsoft, Oracle (which acquired Hyperion Solutions in 2007) and SAP AG (which acquired Business Objects in 2008), and with open source BI vendors, including Pentaho and JasperSoft (which was acquired by TIBCO in 2014). Open source software is software that is made widely available by its authors and is licensed “as is” for a nominal fee or, in some cases, at no charge. As the use of open source software becomes more widespread, certain open source technology could become competitive with our proprietary technology, which could cause sales of our products to decline or force us to reduce the fees we charge for our products. We also compete, or may increasingly in the future compete, with various independent competitors that are primarily focused on BI products, such as Actuate, Information Builders, MicroStrategy, the SAS Institute, Tableau Software and TIBCO. We expect additional competition as other established and emerging companies or open source vendors enter the BI software market and new products and technologies are introduced.

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

We believe that developing and maintaining awareness and integrity of our brand in a cost-effective manner are important to achieving widespread acceptance of our software products and our existing and future products and are important elements in attracting new customers and maintaining existing customers. We believe that the importance of brand recognition will increase as competition in our market further intensifies. In January 2014, we rebranded our company under the name “Qlik.” Successful promotion of our brand will depend on the effectiveness of our marketing efforts and on our ability to provide reliable and useful products and services at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in building and maintaining our brand. We also rely on our customer base and community of end-users in a variety of ways, including to give us feedback on our products and to provide user-based support to our other customers. If we fail to promote and maintain our brand successfully or to maintain loyalty among our customers and Qlik Community, our user community, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract new customers or retain our existing customers and our business may be harmed.

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

In order to remain competitive, we must continue to develop new products, applications and enhancements to our existing software products. This is particularly true as we strive to further expand our software products and product capabilities. Maintaining adequate research and development resources, such as the appropriate personnel, talent and development technology, to meet the demands of the market is essential. Our research and development organization is primarily located in Lund, Sweden, and we may have difficulty hiring suitably skilled personnel in this region or expanding our research and development organization to facilities located in other geographic locations. In addition, many of our competitors expend a considerably greater amount of resources on their respective research and development programs. Our failure to maintain adequate research and development resources or to compete effectively with the research and development programs of our competitors would present an advantage to such competitors.

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

As of September 30, 2014, we had eight issued U.S. patents and nine pending applications for U.S. patents expiring at various times ranging from 2015 through 2033 and 21 issued and 19 pending applications for foreign patents expiring at various times ranging from 2015 through 2031. We rely on a combination of copyright, trademark, patent, trade secrets, confidentiality procedures and contractual commitments to protect our proprietary information. For example, we license our software products pursuant to click-wrap or signed license agreements that impose certain restrictions on a licensee’s ability to utilize the software. We also seek to avoid disclosure of our intellectual property, including by requiring those persons with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code.

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

We have experienced rapid growth over the last several years. We rely heavily on information technology systems to help manage critical functions, such as order processing, sales forecasts and employee data. Our ability to successfully implement our business plan and comply with regulations, including the Sarbanes-Oxley Act, requires an effective planning and management process. We expect that we will need to continue to improve existing, and implement new, operational and financial systems, procedures and controls to manage our business effectively in the future. During the quarter ended September 30, 2014, we implemented a new enterprise resource planning system. If we experience a significant deficiency or material weakness in our procedures or controls, our ability to record and report financial and management information on a timely and accurate basis could be impaired. In addition, if one or more of our technology-related hardware or software providers suffer an interruption in their business, or experience delays, disruptions or quality control problems in their operations, or we have to change or add additional systems and services, our ability to manage our business would suffer.

Many of our key financial systems used for internal purposes are cloud based solutions provided by third parties

Our new enterprise resource planning system along with certain other internal financial systems, are cloud based solutions provided by third parties. The use of cloud based systems provided by third parties exposes us to certain risks of those third parties. If a disruption of services by third party cloud financial system providers were to occur, it could have a material adverse effect on our ability to record and report financial and management information on a timely and accurate basis.

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

As of September 30, 2014, we held approximately $85.0 million, or approximately 35.1%, of our cash and cash equivalents, outside of the United States (after consideration of intercompany settlements). We use our foreign held cash by reinvesting it in our foreign operations. Our current intention is to continue to reinvest our foreign earnings in our foreign operations. Our current plans do not anticipate a need to repatriate cash to fund our domestic operations. In the event cash from foreign operations is needed to fund operations in the U.S. or our foreign cash balance continues to grow such that we are unable to reinvest such cash outside of the U.S., it may become increasingly likely that we would repatriate some of our foreign cash balances to the U.S. In such event, we would be subject to additional income taxes in the U.S.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Document

10.21F†	Form of Notice of Stock Option Grant under 2010 Omnibus Equity Incentive Plan

10.21G†	Form of Notice of Employee Stock Unit Award under 2010 Omnibus Equity Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2014).

†	Compensation arrangement
*	The certification attached as Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on October 31, 2014.

QLIK TECHNOLOGIES INC.

By:	/s/ LARS BJÖRK
Lars Björk President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ TIMOTHY MACCARRICK
Timothy MacCarrick Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ DENNIS JOHNSON
Dennis Johnson Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.21F†	Form of Notice of Stock Option Grant under 2010 Omnibus Equity Incentive Plan

10.21G†	Form of Notice of Employee Stock Unit Award under 2010 Omnibus Equity Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2014).

†	Compensation arrangement
*	The certification attached as Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.