Form 10-K
period 2014-12-31
QLIK TECHNOLOGIES INC
filed 2015-02-27
CIK 1305294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates of the registrant was approximately $1.8 billion based on the number of shares held by non-affiliates and based on the last reported sale price of the registrant’s common stock on the NASDAQ Stock Market LLC. For purposes of this disclosure, shares of common stock held by persons who held more than 10% of the outstanding shares of common stock at such time and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of February 20, 2015, there were 90,912,253 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement to be used in connection with the registrant’s 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated. That Proxy Statement will be filed within 120 days of registrant’s fiscal year ended December 31, 2014.

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, except for historical financial information contained herein, contains forward-looking statements, including, but not limited to, statements regarding the value and effectiveness of our products, the introduction of product enhancements or additional products and our growth, expansion and market leadership, that involve risks, uncertainties, assumptions and other factors which, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements containing the words “predicts,” “plan,” “expects,” “focus,” “anticipates,” “believes,” “goal,” “target,” “estimate,” “potential,” “may,” “help,” “key,” “will,” “might,” “momentum,” “can,” “could,” “design,” “see,” “seek,” “forecast” and similar words. We intend all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected in such statements due to various factors, including but not limited to:

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

Overview

Qlik Technologies Inc. (“We”, “Qlik” or the “Company”) has pioneered powerful, user-driven Business Intelligence (“BI”) solutions that enable our customers to make better, faster and more informed business decisions, wherever they are. Our software products help people create and share insights and analysis in groups and across organizations. Business users can explore data, ask and answer their own stream of questions and follow their own path to insight, or collaborate across teams and organizations.

Our software products are powered by our in-memory engine which maintains associations in data and calculates aggregations rapidly, as business users interact with our software. Our Data Discovery solutions are designed to give our customers significant improvements in usability, flexibility and performance at lower costs compared to traditional BI solutions.

For the years ended December 31, 2014, 2013 and 2012, our revenue was approximately $556.8 million, $470.5 million and $388.5 million, representing year-over-year growth of approximately 18% in 2014 and 21% in 2013 and 2012. In addition, we generated income (loss) from operations of approximately ($8.9) million, $3.4 million and $14.6 million for the years ended December 31, 2014, 2013 and 2012. For the year ended December 31, 2014, software license revenue and maintenance revenue comprised approximately 91% of our total revenue and professional services revenue comprised approximately 9% of our total revenue. For the years ended December 31, 2013 and 2012, software license revenue and maintenance revenue comprised approximately 92% of our total revenue and professional services revenue comprised approximately 8% of our total revenue.

We currently operate in one business segment, namely, the development, commercialization and implementation of software products and related services. See Note 10 to our consolidated financial statements, Business and Geographic Segment Information, for information regarding our business and the geographies in which we operate. We have a diversified distribution model that consists of a direct sales force, a partner network of solution providers (or resellers), original equipment manufacturer (“OEM”) relationships and system integrators.

Who Uses Our Software?

Our customer base consisted of approximately 34,000 active customers as of December 31, 2014. Our software products address the needs of a diverse range of customers from small businesses to middle market customers to large enterprises. During 2014, our software products were licensed by customers such as Ace Insurance, Air Force Material Command, AllianceBernstein LP, AmericsourceAnalogic Corporation, Boston Scientific India Private Limited, British Telecommunications plc, Canadian Pacific Railway Limited, Children’s Hospital of Wisconsin, Columbus McKinnon Corporation, David Lloyd Leisure, Deutsche Börse AG, Harbour Industries, Inc., Harris Farm Markets, IKEA Japan K.K., Ingram Micro UK Ltd, Mission Health, Nestlé Nederland BV, Palmetto Health, SK Hynix Inc., Southern Illinois Healthcare, STAR India Pvt Ltd, Steven Madden, Ltd., Suguna Foods, Sunstar Americas, Inc., SUZUKI MOTOR CORPORATION, Topps Tiles (UK) Ltd, Tupperware, the U.S. Department of Energy and the U.S. Department of Justice. We have customers in over 100 countries and approximately 71% of our revenue for the year ended December 31, 2014 was derived internationally. For the years ended December 31, 2013 and 2012, approximately 70% and 72%, respectively, of our revenue was derived internationally.

The use of our software products empower business users to:

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

The ease of use and flexibility of our software products empower a broad set of business users in the roles of sales, marketing, human resources and finance; executive leadership and other management; operations, support and IT; and business and data analysts. Examples of Qlik® solution users include:

•	Pharmaceutical Sales Representative — uses Qlik products on an iPad to access current industry sales trends and doctor prescription history while on a sales call with a busy physician.

•	Police Sergeant — uses Qlik products to maintain a consolidated view of crime levels and optimize staffing allocations to dispatch police into high crime areas.

•	Data Scientist — uses Qlik products to visualize and extend statistical models built in “R”, an open source programming language used primarily for statistical modeling, to understand traffic flows and congestion patterns and advise on options to improve travel times.

•	Healthcare Chief Medical Information Officer — uses Qlik products to analyze all aspects of hospital performance including population management, emergency room effectiveness and Affordable Care Act compliance.

•	Investment Research Analyst — uses Qlik products to combine data from multiple market data sources and provide an end to end view on market perspectives and research topics which are of interest to clients.

•	Retail Customer Insight Analyst — uses Qlik products for Omni-Channel analytics to gain insight into tracking Online Sales, Order Management, Customer Pickup of Online Purchases and to provides a single view of customers across all shopping channels.

What Differentiates Our Software Products?

Most BI products can only help people answer questions that are understood in advance. In contrast, our software products are designed to enable users to explore live data, and uncover insights they can use to see hidden trends, interesting correlations, make discoveries and solve problems in new ways.

Our software products empower non-technical users to explore data freely, with just clicks, learning at each step along the way and coming up with next steps based on those findings naturally. We describe this way of working as Natural Analytics — a proprietary technology and design approach that utilizes people’s innate ability to detect patterns, compare, sort and categorize information, anticipate outcomes and collaborate on decisions. Specifically, Natural Analytics:

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

Technically, four main factors, when taken together, enable our software products to address the challenge of getting the maximum value from information:

•	Patented Core Technology. At the heart of our Data Discovery solutions is our patented core technology, which generates views of information for non-technical users as needed. This does not require development of reports or visualizations by those users — users just click and learn. Every time a user clicks, the engine responds, updating every object in the app with a newly calculated set of data and visualizations specific to the user’s latest selections.

•	The Associative Experience. Unlike traditional BI tools that only offer pre-defined data drill paths and interactions, our Data Discovery solutions allow users to explore data in an ad hoc manner. Our QIX Data Indexing Engine automatically manages all the relationships in the data and presents information to the user using a “green/white/gray” interface. User selections are highlighted in green, associated data is represented in white, and excluded (unassociated) data appear in gray. This instant feedback encourages users to think of new questions and continue on their path of exploration and discovery. Users are given guidance to lead them down a relevant path, without limiting them to a pre-defined one.

•	Interactive Visualization. Our software products support a wide range of visualizations that assist decision makers in the understanding and assimilation of data. Many of the newer BI vendors provide similar charting capabilities. What differentiates our solutions is the combination of visualization with powerful backend processing capabilities and associative navigation approach, which provides a greater level of interactivity and insight. Alone, visualization tools provide a narrower analytic value than that provided by our use of visualization in context.

•	Collaboration and Mobility. Our software solutions further drive flexibility and value by enabling users to incorporate people and place, in addition to data, into decision making. Users can communicate with each other in the context of their decision making through annotations, real-time collaborative sessions and shared bookmarks. The full set of our solutions’ capabilities, including the associative experience and collaboration, are available on most mobile devices. With our solutions, people can ask and answer their questions and follow-up questions, with their colleagues, wherever they are.

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

In seeking to empower people with information to gain a competitive advantage, many organizations have implemented a range of solutions, including BI and data analysis tools. We believe that these traditional BI tools often fail to provide timely and critical insights to business professionals due to inflexible data architecture, poor usability and substantial implementation time and costs. As a result of these limitations, many business users have turned to alternative tools like spreadsheets to help them perform data analysis. However, these general productivity tools were not specifically designed to facilitate interactivity, collaboration and aggregation and exploration of data for decision making. Furthermore, lacking a centralized infrastructure, users of these tools often end up with different answers resulting from a “dueling spreadsheets” problem.

Trends Driving the Growth of Data Discovery

According to a large independent IT research and advisory company, the “Data Discovery” requirements, which focus on user-driven analysis like that provided by our solutions, drove half of new license spend. We believe this spending is being driven by a number of trends, including:

Unbound human and computer interaction. Increasingly, the barriers between humans and technology are being removed. An example is the increased use of touch devices. Users do not want to simply view the data presented to them in static reports. Instead, they want to feel the data and interact with it. They want to use it to build a case, persuade others, and reach consensus based on facts. And this interaction is untethered — allowing access to data anywhere and from any device. With traditional BI, static reports are the norm. But our Data Discovery solutions empower users to explore their data and uncover hidden insights, naturally.

The Ongoing, Accelerating Data Boom. Intel estimates that by the year 2020, 50 billion devices will be connected to the internet, many of them creating sensor data, as the ‘internet of things’ becomes a fact of life. With vast amounts of data available, users need a way to sort the signal from the noise. Users have unprecedented access to computing storage and power, but it is only useful if they have the ability to analyze the stored data. Users are demanding better, greater access to all of their data, regardless of where it comes from. That is where Data Discovery offers value. It gives users the self-service access to data that they want, while giving IT the governance and control that they need.

Rise of Information Activism. A new, tech-savvy generation has entered the workforce, and their expectations are different than those of past generations. This new generation of workers grew up with the internet and is less likely to be passive with data. They tend to bring their own devices everywhere they go, and expect it to be easy to mash-up data, communicate, and collaborate with their peers. We believe that our software products enable this active use of data.

The Evolution and Elevation of the Role of IT. Chief Information Officers strive to drive innovation. IT must transform from being gatekeepers to storekeepers, providing business users with the tools they need to be successful. However, to achieve this transformation, they need to stock helpful tools and provide consumable “information products” or apps. While offering more usable and productive tools, IT must continue to mitigate risk by adhering to strict governance and security policies. Our Data Discovery solutions, and, in particular, our newly launched product — Qlik® Sense — was designed for this specific convergence of requirements.

Differentiation via Information Exploitation. In today’s IT environments, companies are shifting to differentiating based on information exploitation. That means the focus is changing from enterprise resource planning (“ERP”) apps to analytics. Analytics apps, like those delivered by our Data Discovery solutions, help companies access the data they need to set themselves apart from the competition.

The Need for Speed and Agility. To get maximum return from information, analysis must be delivered fast enough to be in sync with the operational tempo people need for the decision at hand. Traditional, system-of-record BI tools cannot change fast enough to deliver on time — they just cannot cope with the demands for speed and agility of modern business.

Transformation of Analytics. It is no longer good enough for BI products to report what happened in the past, but rather it must actively monitor and understand what is happening today, why it is happening and how this will develop. This requires a shift in BI efforts to connect things that are seemingly unrelated, and to discover hidden insights in the data that help anticipate what comes next. With our Data Discovery solutions, organizations are doing just that.

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

Data Visualization Tools Do Not Meet IT Requirements. The newer breed of data visualization tools offer data analysts easier and less complex tools for creating compelling data visualizations. However, these tools require more technical sophistication than the typical business user possesses, and delivers a business user experience that may be visually appealing, but is quite limited in scope, lacking the associative query and powerful backend found in our solutions. Business users still need to go back to the data analysts or IT staff whenever new views need to be created, limiting the ability for the business user to uncover new insights, or follow their own paths to discovery.

Our Solution

Qlik has led a shift in the BI market towards user-driven solutions. A large independent IT research and advisory company describes the new user-driven segment of the BI platforms market as “Data Discovery”. Data

Discovery is user-driven BI that enables people to create and share knowledge and analysis in groups and across organizations. Our Data Discovery solutions help users ask and answer their own stream of questions and follow their own path to insight on their own and in teams and groups. Our Data Discovery solutions are designed to deliver:

Insight Everywhere. Instead of just a few people involved in creating insights, Data Discovery enables business users across an organization to participate. We believe this approach is analogous to open source computing, peer creation, or open innovation. Data Discovery is about intelligence creation rather than just information consumption. It is not about a big set of centrally-controlled, prepackaged, and tightly-distributed data delivered to passive end users. Rather, it is about providing data access and analysis to individuals and groups, and letting them get what they need more rapidly and precisely.

An App Model. We believe most organizations would prefer to avoid the cost and limited value of deploying and managing monolithic business applications. Our Data Discovery solutions empower users of varying skill levels to contribute to the creation and deployment of straightforward, purpose-built, intuitive apps that can be more easily reused and discarded when no longer needed. Along with our partner ecosystem, we provide services to develop apps for our customers when needed. We believe that our apps can enable innovation to flourish at the edges of the organization and spread inward.

Mobility. Business decision makers at all levels in an organization need readily available data. Tablets and other large-form-factor mobile devices help to make business data ubiquitous. Unlike traditional BI solutions, which address the need for mobile solutions by delivering static reports and dashboards to mobile devices, the responsive design capabilities of our Data Discovery solutions provide an intuitive interface and an application infrastructure that is designed to enable users to explore data and draw associations and insights wherever they happen to be working.

Remixability and Reassembly. Nobody can predict what questions business users will have when they start exploring data, not even the users themselves. Traditional BI solutions require IT professionals to get and stay involved, creating new queries and reports whenever users come up with new questions. In contrast, our Data Discovery solutions make it easy for business users to reuse, share, remix and reassemble data in new views on their own and in groups and to create new visualizations for deeper understanding.

A Social and Collaborative Experience. Often the real value of a discovery is unlocked when a minor breakthrough in one part of an organization leads to a major insight elsewhere. Our Data Discovery solutions can help broaden communities of people who engage in active decision-making to drive knowledge across an organization and enables users to collaborate on insights.

Our Business Model

We have developed a differentiated business model that features:

Broad User Focus. We market and sell directly to both IT and business users by providing intuitive solutions that can be installed and used with limited training. The ease by which business users can evaluate and benefit from our software products substantially expands our addressable market by allowing us to target a wide range of organizational functions, generate incremental business from existing customers and expand our footprint within those organizations. Unlike most existing BI tools, our Data Discovery solutions are purpose-built for business users and does not require substantial IT support to install, integrate and maintain. However, as customers expand their deployments and we sell our software products into larger organizations, we increasingly sell to IT departments, as well as business users.

Low Risk Rapid Product Adoption. To facilitate adoption of our solutions, we offer downloadable, easy-to-install, full-featured versions of QlikView Personal Edition and Qlik Sense Desktop Editions for individual use, free-of-charge. These “free” editions which we refer to as our “freemium” model provide significant functionality for individual users to perform self-service analytics and spread awareness of our products. We allow our customers to purchase licenses in the way that best meets their needs. This provides the flexibility organizations desire when evaluating software purchases.

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

Globally Diversified Distribution Model. We seek to maximize the reach of our Data Discovery solutions by employing a multi-pronged sales approach that leverages a direct sales force and partner network which includes solution providers, OEM relationships and systems integrators. We typically enter new markets through partnerships and solution provider agreements to minimize cost and risk while we assess demand in the new market. For example, we successfully grew our initial sales in Spain, France, Italy and Japan without maintaining a local direct sales office and plan to use this strategy to target additional international regions. As of December 31, 2014, we had distribution capabilities in over 100 countries and a network of over 1,700 channel partners worldwide to help generate demand for our Data Discovery solutions.

Community-Based Marketing and Support. The user-driven culture and collaboration of our user community, called Qlik Community, begins with us and extends out to our customers, partners and freemium users, further driving the Qlik brand. This community of over 125,000 registered users as of December 31, 2014 promotes the use of our software products within customer and partner organizations, as well as from one organization to another. We utilize the Qlik Community to provide low-cost support and obtain valuable insights used by our product management team for product development. Qlik Community provides our members with a low-cost, user-friendly product support resource that includes discussion forums where they can share their Data Discovery experiences and to find answers to questions about the product and its features; user groups based on location, industry and job function; blogs written by our employees; an opportunity to test beta software and provide feedback; and user-generated content, including best practices, how-to’s and documentation.

On-line Networking Community of Developers. Qlik Branch is a collaborative workspace and open exchange that provides customers, fans, developers and partners simplified access to the open and powerful application programming interfaces of Qlik Sense and QlikView for better and easier integration with home-grown and third-party web technologies and applications. Because all projects are shared under open source licensing, users create and post solutions as well as find solutions and download extensions with complete source code for free.

Our Growth Strategy

Our mission is “Simplifying Decisions for Everyone, Everywhere.” To that end, we aim to make our Data Discovery solutions the primary solutions on which business users in organizations of all sizes and shapes make decisions. The key elements of our growth strategy include:

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

Further Penetrate Our Existing Customer Base. We intend to increase penetration of existing customers by capitalizing on current users’ satisfaction to promote our Data Discovery solutions to other users and departments within their organizations. We believe a substantial opportunity exists to increase our sales to these customers. Historically, we have migrated new customers from single project and departmental deployments to multi-department deployments by building on the satisfaction and benefits that our customers experience using our solutions.

Expand Our OEM Alliances and Strategic Relationships. We believe we have a significant opportunity to expand the use of our software products through our OEM relationships, which accounted for approximately 6% of our total billings in 2014, as well as through other distribution relationships. We have an ongoing effort to increase our number of OEM alliances with other independent software vendors that license our technology to embed within and enhance their solutions. In addition, we seek to grow the number of relationships with systems integrators and consultants and to use this channel to generate additional inbound customer prospects.

Expand the Adoption of Data Discovery. We have been a pioneer in Data Discovery, or user driven BI. We plan to continue to enhance our current solutions by adding new functionality that extends our analytics, visualization and search capabilities to broader use cases. Today, BI is primarily used for internally focused decision-making by data analysts and other quantitative professionals. Due to their capabilities, our Data Discovery solutions can be extended to adjacent areas where data-driven decisions are critical, including web site navigation, content search and information management, external data communication, product configuration and e-commerce applications.

Increase Adoption of Our Data Discovery Solutions with Mobile and Social Data Discovery. Our Data Discovery solutions help people make better business decisions more quickly and easily. Qlik has helped people derive insights from data since we first began shipping software in the late 1990s. The addition of our mobile Data Discovery capabilities in 2009 enabled business users to help make decisions “on location” and derive insights from people being in a particular place at a particular time. We re-launched mobile Data Discovery in 2011 with our support for tablets and smartphones running HTML5 browsers. The HTML5 approach enables us to support a wide variety of mobile devices, and enables our customers to build applications once and deploy them to any of our solutions. With the introduction of our social Data Discovery capabilities in 2011, we now enable users to more easily derive insights not just from data and place but also from people. With annotations and collaborative sessions, users can collaboratively create guided analytic apps, communicate with each other in the context of their decision apps, and explore their business data in real time with others. Our newly launched product, Qlik Sense, puts the social and collaborative experience front and center. Workgroups and teams can collaborate by collectively sharing analyses anytime, anywhere, and on any device. Its touch-driven interface and responsive design automatically adapt visualizations for the best possible experience on any device. Data Storytelling allows multiple users, on any device to share their insights at a point in time in presentation format. Users can add commentary and narrative and drill down directly from the presentation to Qlik Sense to answer questions on a real-time basis. This helps to drive communication of insight and facilitates group discovery.

Our Software Products

Our Data Discovery solutions can be deployed in a variety of configurations.

QlikView

Our core solution for guided analytics is QlikView. At the simplest level, a single user can download and install a desktop version of QlikView and run the entire product on a single machine. That user can manually share their work with other users or they can acquire a QlikView server to more easily share information and collaborate in their discoveries. As deployments scale, companies typically have multiple servers serving large user communities who are accessing those servers with a mixture of desktop and web clients, on a wide array of mobile and desktop computing devices. A typical scenario is for a company to start with one or more individuals using the product independently and over time scaling up to large enterprise-wide deployments.

Single User Deployment

QlikView is designed to provide business users with a simple and efficient way to create analytic applications to solve specific business challenges. QlikView Desktop is a Windows application that is installed on the user’s computer. QlikView Desktop enables the user to load data from disparate sources such as databases, data warehouses, flat files, SAP, Salesforce.com, XML files or web services into the computer’s memory. Users can then create an array of user interface objects such as charts, graphs, tables and list-boxes and analyze and visualize the data that is stored in memory. In addition, any user interface elements can be grouped together into a static report suitable for printing or emailing. These analytic applications are valuable on a standalone basis but gain their real value when shared with others in the organization.

We offer QlikView as a free download (called QlikView Personal Edition) to develop analyses, but with the restriction that users can only use analyses they have built themselves. This is referred to as a Personal Use License and allows users to connect to any underlying data source, load data, build user interfaces and conduct interactive analyses of their data. The Personal Use License limits the use of the QlikView files to the person who created it. To share the analysis with another user, each user must have a QlikView license, rather than a Personal Use License. The Personal Use License provides a way for individuals to learn and gain value from QlikView and also generates leads for our sales organization.

Small Workgroup Deployment

A small workgroup deployment involves the use of multiple QlikView applications on standalone client machines without a central server. In order to share QlikView data and analysis created by others in the workgroup, each user must have an individual license. Because all data and analysis is contained within a QlikView file by email or other messaging tool, on a portal or on a shared drive, this deployment approach is typically favored by organizations with small user populations and/or poor network connectivity.

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

To manage large deployments of QlikView, we offer our QlikView Publisher component which is an administrative interface for maintaining QlikView analyses. QlikView Publisher enables users to reload data in a QlikView analysis on a periodic basis to ensure that the most current data is available. QlikView Publisher connects to directory servers within organizations and applies user security rules to a QlikView analysis to ensure appropriate user access. QlikView Publisher is licensed on a per server basis. For large enterprise deployments, multiple QlikView Servers and QlikView Publishers can be clustered to provide load balancing and fail over capabilities.

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

QlikView Expressor®

QlikView Expressor provides a rich graphical studio for designing and managing data integration for QlikView apps. The product allows designers and developers to centrally define and manage data definitions, transformations and other design artifacts in business terms, thus establishing a comprehensive semantic framework for their QlikView environment. These definitions can be abstracted from specific data sources, insulating our software products from changes in the underlying data systems and providing clear lineage into the definitions and usage of data.

The QlikView Governance Dashboard uses QlikView Expressor to capture and integrate metadata about a QlikView deployment into a common data model and QlikView app. IT staff can use this app to understand how QlikView is being used across their organization.

QlikView NPrinting®

QlikView NPrinting is an advanced report generation, distribution and scheduling application for QlikView. It allows organizations to create great looking reports quickly, in a variety of popular formats including Microsoft Office and pixel perfect (.PDF), using data and analytics from QlikView. QlikView NPrinting ensures that the right reports get to the right people, how and when they need them, either through centralized scheduling and distribution or on-demand requests directly from QlikView apps. With QlikView NPrinting, QlikView can serve as a single system for both interactive analytics and reporting, allowing organizations to retire legacy BI and reporting systems and save significant costs.

Qlik® Sense

Qlik Sense is our next-generation, self-service data visualization and analysis application built using Qlik’s market-proven data indexing engine. Qlik Sense delivers the ease-of-use business users require to create personalized visualizations, reports and dashboards through simple drag-and-drop techniques, while ensuring centralized data security and governance. Qlik Sense is designed to expand on Qlik’s focus of filling the gap between visualization or dashboard solutions and complex BI platforms tied to report-centric ways of doing business. As Data Discovery is being adopted as an alternative BI platform, Qlik Sense is designed to give users the immediate insights they need and IT professionals the enterprise manageability and governance they require. It supports the way human curiosity naturally searches, filters, questions and finds associations in data to find meaning in information — more easily revealing insights and enabling decisions in the process.

Qlik® Sense Desktop

We offer Qlik Sense Desktop as a free download to develop and share analyses. It allows users to connect to any underlying data source, load data, build user interfaces and conduct interactive analyses of their data. To share the analysis with another user, users can avail themselves of the Qlik® Cloud environment to allow others to experience and interact with the visualizations that have been shared. Qlik Sense Desktop and Qlik Cloud together provide a way for individuals to learn and gain value from Qlik Sense, facilitate the viral spreading of awareness of Qlik and also generate leads for our sales organization.

Small Workgroup, Departmental and Enterprise Deployments

Small workgroup, departmental and enterprise deployments utilize a server to provide centralization of all Qlik Sense analysis. Qlik Sense supports authentication and security models to ensure appropriate user access and simultaneous access to analyses by large user groups. A Qlik Sense deployment contains services which include the engine, scheduling, proxy and repository. We designed Qlik Sense to maximize the use of the processing power of standard multi-core servers by spreading calculations over all available central processing units (“CPUs”) cores. Qlik Sense can be grouped across more than one physical server into clusters to provide fault tolerance and additional scale.

A deployed version of Qlik Sense provides customers with a governed, secure environment, integration with enterprise data sources and management tools, centralized server-side development, full mobile capabilities and extensible application programming interfaces to deliver Qlik Sense into portals and existing applications that need analytics.

Access to Qlik Sense is governed by perpetual licenses that utilize a flexible “token” usage model. Token usage is based on user consumption only, and we give customers the ability to allocate tokens based on two usage types: Frequent and Infrequent. Customers can reallocate and rebalance their usage types as often as they want.

Qlik® Sense on-Premise or in the Cloud

Qlik Sense can also be deployed in the Cloud, using third party hosting services as either a full cloud-hosted solution or a hybrid of on-premise and cloud. Qlik Sense contains a Deployment Manager tool to facilitate this.

Qlik Cloud is our cloud-based environment to permit sharing and collaboration of Qlik Sense visualizations both amongst and between customers.

Our Technology

Our in-memory technology benefits from two important computer hardware trends: 64-bit computing, which increases the amount of memory available on computers, and multi-core CPUs which allow for parallel processing of complex calculations. Because of these capabilities, our software products are able to store data in memory and perform real-time calculations sourced from disparate systems. It is our expectation that the amount of available memory and number of CPU cores and processing speed will continue to increase in the future. These expected improvements will drive our software product’s future performance with minimal incremental investment because we perform calculations in memory and on multiple cores in parallel. Our software products integrate with nearly all data sources and can scale from a single user to enterprise deployments without requiring significant additional infrastructure.

Qlik’s Core Technology: the Basics

Our primary architectural principles are to provide business user simplicity, iterative development and rapid deployment. In developing our solution, we endeavor to obscure the underlying technical complexity from the user while providing powerful, easy-to-use functionality. In-memory technology is important for BI, since it helps speed performance. Our QlikView and Qlik Sense software products:

Hold data in memory for multiple users, for a fast user experience. Our software products hold all the data needed for analysis in memory, where it is available for immediate exploration by users. Users experience zero wait time as our software performs the calculations needed to deliver the aggregations users request quickly. Our software is a multi-user, distributed environment; it stores common calculations and shares them among users, so the calculations do not have to be redone every time someone needs them.

Compress data to approximately 10% of its original size. Our software achieves a significant reduction in the size of the data used for analysis using a data dictionary (a hash table) and by using only the number of bits required. For example, the “day of the week” field has only seven possible field values, and these values are stored only once in memory, regardless of how many records contain each value.

Optimize the power of the processors. The ability of our software products to perform real-time calculations enables them to handle the calculation of complex measures and metrics quickly. Our software is designed to spread the calculation load across all available CPU cores and to manage this workload across many concurrent users. Our software can cache results across users so that the most commonly used calculations are performed the least number of times. Unlike technologies that simply support multi-processor hardware, our software is optimized to take advantage of the power of multi-processor hardware, with the goal of maximizing performance and the potential return from hardware investment.

Connect to Big Data sources in real time as needed. In situations where users wish to view and analyze very large data sets that cannot fit in memory, QlikView Direct Discovery can be used to dynamically connect to a Big Data source, such as Hadoop. This flexibility gives users a “relief valve” to extend the user experience of our software beyond simply the data held in-memory.

Maintain associations in the data automatically. Our software’s inference engine enables our associative experience. This engine maintains the associations among every piece of data in the entire data set used in an application; neither developers nor end users have to maintain the associations. As a result, users are not limited to static reports, pre-determined drill paths or pre-configured dashboards. Instead, they can navigate their data up, down and sideways, exploring it in any way they want.

Calculate aggregations as needed. Our software’s inference engine calculates aggregations based on selections the user makes, which we call the “state” of the app. As a result, users are not limited to predefined calculations or preconceived insights based on data joins made by IT. Users can define whatever view or type of insight they want and our software dynamically calculates the answer. Our software only calculates the aggregations for which the user asks for; it does not pre-calculate aggregations as often seen in traditional BI approaches.

The Qlik Associative Experience

People process information in non-hierarchical ways when making decisions. Faced with a decision, each person uses a different path to reach a conclusion. We designed our software products to support this type of decision-making by allowing users to explore data according to their own thought processes, seeing updated calculations and relationships with each interaction. Our software is designed to mirror the fluid, associative nature of human thought. With our software products, users explore data, make discoveries and uncover insights that can be used to help them solve business problems in new ways. Users can gain unexpected insights because our software products:

Are Designed to Work the Way Peoples’ Minds Work. With our software products, discovery is flexible. Users can navigate and interact with data any way they want. They are not limited to just following predefined drill paths or using preconfigured dashboards. Users ask and answer streams of questions on their own and in groups and teams, forging new paths to insight and decision. With our software, business users can see hidden trends and make discoveries to help speed up business decision making.

Showcase Data Relationships. Traditional BI query tools filter data that is not part of the current query. In contrast, users of our software products can see relationships in the data. They can see not just which data is associated with their selections; they can just as easily see which data is not associated. The user’s selections are highlighted in green. Field values related to the selection are highlighted in white. Unrelated data is highlighted in gray. The result is new insights and unexpected discoveries.

Provide Direct — and Indirect — Search. With our software search, users type relevant words or phrases in any order and get associative results. With a global search bar, users can search across the entire data set. With search boxes on individual list boxes, users can confine the search to just that field. Users can conduct both direct and indirect searches.

Rapid, Iterative App Development

We provide powerful, easy-to-use Data Discovery solutions that do not include purpose-specific apps when installed out-of-the-box. Each of our customers’ business challenges are unique and change rapidly. This includes customers within the same industry. Therefore, our customers are best positioned to create analytic apps that meet their individual needs, and they require a flexible solution that empowers them to quickly address their challenges.

In many cases, business users can build apps themselves and can often take over maintenance of apps that developers have built. In contrast, traditional BI solutions require IT or specialized users to get involved whenever new questions arise. Our software products are designed to make it easier for business users to remix and reassemble data in new views and create new visualizations for deeper understanding.

With our solutions, the cycle time between data collection and deployment of analysis to the business user can be as short as a few weeks and sometimes as little as a few days. Neither users nor developers must manage the associations in the data, as our software maintains the associations automatically. As a result, our customers can go very quickly from prototyping to deployment to refinement. Our software products facilitate the development of all common types of business analysis, including dashboards, analytic applications or reports, on a single platform with a common user interface. And by moving all data in-memory, our software does not require the use of data warehouses for high performance analyses, thus shortening the time to value creation. At the same time, customers that have already implemented a data warehouse can use our software to derive more value from this existing investment.

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

Additionally, we license our software products to partners, such as independent software vendors, solution providers and systems integrators, to create a wide variety of applications. We have aligned with partners who have domain specific knowledge and who will use such knowledge to build and support purpose-specific analytic apps that such partners can license directly to a user.

Research and Development

Our research and development (“R&D”) organization is responsible for the design, development, testing and support of our software products. Our current R&D efforts are focused on new releases of existing software products as well as new software products and modules.

As of December 31, 2014, we had 358 people in our R&D organization. Our R&D employees are principally located in Lund, Sweden and Boston, Massachusetts, with the vast majority of our R&D organization located in Lund, Sweden. With our recent acquisitions, we now have small R&D operations in Iceland and Italy.

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

For our core solution for guided analytics, QlikView, we typically deliver service releases every two to four months.

With Qlik Sense, we introduced a significant change to how we ship software. Enterprise software customers generally balance between two choices: the need for mission critical, enterprise-class stability and predictability and the desire to continuously adopt new functionality for advantage. Qlik Sense ships on a new release cadence designed to suit both of these often contradictory requirements. Customers with lengthy internal processes or other enterprise requirements can select a major upgrade annually. Customers who like to see new functionality more frequently can enjoy up to three feature releases a year.

We work closely with our customers in developing our software products and have designed a flexible product development process that is responsive to customer feedback that we receive throughout the process. Planning for each major release begins with identifying themes for the release. Themes are short statements of intent for one or more releases based on industry trends. The product management team then defines the themes further by identifying user scenarios that can be built by the development team, validated with customers and tested as part of the release.

To validate the product during development, specific customers and partners are identified to provide detailed feedback on product design. Then, a broad set of customers and partners are involved in beta testing major releases of our software products.

Within our operations, we are extensive users of our own software product. We install, upgrade and use our software product internally in a pre-release and beta state before allowing it to be made generally available. Consequently, this process allows us to identify and resolve many deployment issues prior to making the product available to customers.

Innovation is a critical factor in our success, and identifying and incubating innovation is built into our R&D process. The Qlik labs department continually pushes the boundaries of our software products, looking for innovative uses of our software products, or innovative ways to extend the capabilities and value of the platform. We invest time and money in identifying and nurturing new software product concepts with the intention of incorporating successful ideas into the platform as new software product modules or as entirely new software products.

Marketing and Sales

We market and sell our software products and services through our direct sales force and an indirect sales channel comprised of a global partner network. Our direct sales force consists of professional sales people who typically have several years of experience selling enterprise software. Our global partner network brings key technological and industry expertise that we utilize to help us reach customer organizations around the world.

Our global partner network includes master resellers, elite solution providers and solution providers. These partners are authorized to sell licenses and to implement and provide first line support for our solutions. A master reseller is generally appointed to extend geographic sales into a territory where we have no direct sales presence. Designation of elite solution providers versus solution providers is driven by the amount of sales volume that they derive from the sale of our software products. Additionally, we work with global, national and local system integrators and other technological consulting firms who provide complementary skills, domain or industry experience, as well as geographic coverage.

Our global partner network also includes OEM partners and technology partners. OEM partners use our technology as a bundled or add-on feature in their products and services. Typically OEM partners include software companies, SaaS vendors and information providers. More broadly, this category applies to any organization seeking to leverage our Data Discovery solutions to power the analytics in an existing or new product or in a service offering. Technology partners include providers of data management and analytics engines, and other business applications, operating systems, integration and development tools, as well as hardware platforms. We invest both development and business resources in an attempt to ensure that our solutions are optimized and certified for common technology platforms, allowing our customers to benefit from these expanded solutions with seamless integration.

We support our global partner network through a program that provides a structured framework to effectively recruit, enable and support partners who sell and deliver complementary solutions using our software. Our team provides a complete lifecycle of support to partners, based on three fundamental principles:

•	enable partners through technical support, education, training and certification

•	market with and for partners through branding, awareness, customer marketing and lead generation programs

•	sell our software products and “Powered by Qlik” products with effective sales tools and sales support.

As of December 31, 2014, our global partner network was comprised of more than 1,700 partners in over 100 countries. No individual partner represented more than 2% of our revenues in the fiscal years ended December 31, 2014 and 2013 and no individual partner represented more than 3% of our revenues in the fiscal year ended December 31, 2012.

We focus our marketing efforts on driving industry thought leadership, increasing brand awareness, communicating the value of targeted solutions and product advantages and generating qualified leads for our sales force and channel partners. We rely on a variety of marketing vehicles, including digital and social media, Qlik events and webinars, industry trade shows, advertising, public relations, industry research, our website, Qlik Community and collaborative relationships with technology vendors. In addition, we work closely with a number of our global partners on co-marketing and lead-generation activities in an effort to broaden our marketing reach.

Global Services

To support customers’ path to progressively optimize how they use data more strategically, we have developed an ecosystem of people, services, and technology to maximize effectiveness and accelerate time to value. This can optimize each customer’s journey, starting with foundational system design and progressing through development, enterprise integration, education and adoption and on-going support.

We complement our solutions with a complete range of services to ensure successful deployment and usage of our software products. This includes educational services for customers ramping up and learning about our software products; maintenance and support, and consulting services to provide in-depth technical assistance.

Education Services. Education Services offers a number of training choices to our customers and partners to support the knowledge and skills development needed to build, design, deploy and administer our software products. Education Services accelerates the path to full data discovery by training users on how to use our software products. We offer an array of live classroom, virtual classroom and on-demand training courses, as well as tailored, private onsite classroom training. Our courses include training on all aspects of our software products, from introductory on-demand mini-courses to multi-day hands-on deep technical classroom sessions.

Maintenance and Support. Our customers generally receive one year of software maintenance and support as part of their initial license of our software products and have the option to annually renew their maintenance agreements. These annual maintenance agreements provide customers the right to receive unspecified software updates, maintenance releases and patches, and access to our support services. We offer two levels of support — standard support and premium support which provides extended support coverage. We provide support from our support offices in Lund, Sweden; Raleigh, North Carolina; Dusseldorf, Germany; Tokyo, Japan; and Sydney, Australia. We also utilize and promote Qlik Community as a supplemental support resource for our customers.

Consulting Services. Our revenue model is license driven with most deployments requiring limited professional services. We believe that this enables our customers to achieve rapid time-to-value. While the vast majority of implementation projects are conducted by our partners, we have also established a consulting services department to support customers and partners, including larger customers with complex IT environments, with more in-depth technical know-how and best practices about our software products including implementation, scripting, user interface design, application development and security management.

Customers

As of December 31, 2014, we had approximately 34,000 active customers in over 100 countries. Our customers conduct their respective businesses in numerous industry verticals, including consumer packaged goods, financial services, pharmaceuticals, retail, manufacturing, technology and healthcare. We do not believe our business is substantially dependent on any particular customer as no customer represented more than 2% of our revenue for fiscal years ended December 31, 2014, 2013 or 2012. Our target markets are not confined to certain industries and geographies as we are focused on providing a solution that generally meets the needs of business users.

Brand and Intellectual Property

Our intellectual property is an essential element of our business. We own trademarks for the “Qlik,” “QlikTech,” “Qlik Sense” and “QlikView” and our logos. We rely on a combination of copyright, patent, trademark, trade dress and trade secrecy laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights both domestically and abroad. These laws, procedures and restrictions provide only limited protection. As of December 31, 2014, we had eight issued U.S. patents and had nine pending applications for U.S. patents. In addition, as of December 31, 2014, we had 21 issued and 21 pending applications for foreign patents. Any future patents issued to us may be challenged, invalidated or circumvented. Any patents that might be issued in the future, with respect to pending or future patent applications, may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. We endeavor to enter into agreements with our employees and contractors and with parties with whom we do business in order to limit access to and disclosure of our proprietary information.

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

Furthermore, effective patent, trademark, trade dress, copyright and trade secret protection may not be available in every country in which our software products are offered. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and still evolving.

From time to time, we may encounter disputes over rights and obligations concerning intellectual property. Although we believe that our software products do not infringe the intellectual property rights of any third party, we cannot be certain that we will prevail in any intellectual property dispute. If we do not prevail in these disputes, we may lose some or all of our intellectual property protection, be enjoined from further sales of software products determined to infringe the rights of others and/or be forced to pay substantial royalties to a third party, any of which could harm our business, financial condition and results of operations.

Competition

Our technology utilized in our solutions and differentiated business model help us to compete in the highly competitive BI market. We face competition from many companies that are offering, or may soon offer, products that compete with our solutions.

To date, we have primarily faced competitors in several broad categories, including BI software, analytical processes, query tools, web-based reporting tools and report delivery technology. Independent competitors that are primarily focused on BI products include, among others, Actuate, Information Builders, MicroStrategy, the SAS Institute, Tableau and TIBCO. We also compete with large software corporations, including suppliers of enterprise resource planning software, that provide one or more capabilities competitive with our software products, such as IBM, Microsoft, Oracle and SAP AG. We believe we generally compete favorably with respect to these competitors; however, some of our current competitors and potential competitors have advantages over us, such as:

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

See Part I, Item 1A of this Annual Report on Form 10-K entitled “Risk Factors” for further discussion regarding our competition.

Culture and Employees

As of December 31, 2014, we had 2,038 employees, of which 552 were employed in the U.S. and 1,486 were employed outside the U.S. We believe that having a strong company culture and set of values is critical to our success. Our corporate culture provides us with a competitive advantage by supporting our ability to keep our market offering consistent despite a globally diverse employee base. To communicate and reinforce our culture, we have a set of corporate values which provide a framework for guiding employees in implementation of our business model without direct managerial control. Our values are:

•	challenge the conventional

•	move fast, but be thorough

•	open and straightforward

•	take responsibility

•	teamwork yields the best results.

Our values are taught and reinforced from the moment new employees join our company. Shortly after being hired, each employee attends QlikAcademy, an intensive four-day training program in Lund, Sweden, to learn our corporate strategy, our organization, our software products, our sales model and our cultural values. Our values form the fabric of our work ethic, and we believe they enable us to recruit, properly develop and manage our highly talented employees. Our culture encourages innovation and idea generation to address complex technical challenges. In addition, we embrace individual thinking and creativity. Despite the size of our organization, we constantly seek to maintain a small-company feel that promotes interaction and the exchange of ideas among employees. We try to minimize company hierarchy to facilitate meaningful communication among employees at all levels and across all departments. This openness extends to our partners and customers, as well as allowing us to establish strong relationships that contribute to our growth.

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

In addition, our company website can be found on the internet at http://www.qlik.com. The website contains information about us, our software products and our operations. Copies of each of our filings with the SEC on Form 10-K, Form 10-Q and Form 8-K, and all amendments to those reports, can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. To view the reports, access http://investor.qlik.com and click on “Financial Information.” References to our company website address in this report are intended to be inactive textual references only, and none of the information contained on our website is part of this report or incorporated in this report by reference.

ITEM 1A.	RISK FACTORS

Our business is subject to numerous risks. You should carefully consider the risks described below together with the other information set forth in this Annual Report on Form 10-K and other documents we file with the SEC, which could materially affect our business, financial condition, and operating results. Past financial performance should not be considered to be a reliable indicator of future performance. The risks described below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and the price of our common stock.

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

We target the global business intelligence, or BI, marketplace, which is an industry characterized by rapid technological innovation, changing customer needs, substantial competition, evolving industry standards and frequent introductions of new products, enhancements and services. Any of these factors can render our existing software products and services obsolete or unmarketable. We believe that our future success will depend in large part on our ability to successfully:

•	support current and future releases of popular hardware, operating systems, computer programming languages, databases and software applications

•	develop new products and product enhancements that achieve market acceptance in a timely manner

•	maintain technological competiveness and meet an expanding range of customer requirements.

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

Our operating results have varied in the past and are expected to continue to do so in the future. In addition to other risk factors listed in this “Risk Factors” section, factors that may affect our quarterly operating results, business and financial condition include the following:

•	demand for our software products and services and the size and timing of orders

•	market acceptance of our current products, such as QlikView® and Qlik® Sense, and future products

•	a slowdown in spending on information technology, or IT, and software by our current and/or prospective customers

•	sales cycles and performance of our indirect channel partners and original equipment manufacturers (known as OEMs)

•	budgeting cycles of our current or potential customers

•	foreign currency exchange rate fluctuations

•	the management, performance and expansion of our domestic and international operations

•	the rate of renewals of our maintenance agreements

•	changes in the competitive dynamics of our markets

•	our ability to control and predict costs, including our operating expenses

•	customers delaying purchasing decisions in anticipation of new products or product enhancements by us or our competitors

•	the timing of recognizing revenue in any given quarter as a result of revenue recognition rules

•	the timing and amount of our tax benefits or tax expenses as a result of, among other things, complex tax laws and any changes to such tax laws in the jurisdictions in which we operate

•	the seasonality of our business

•	failure to successfully manage or integrate any acquisitions, including our recent acquisitions of DataMarket and Vizubi

•	an increase in the rate of product returns

•	the outcome or publicity surrounding any pending or threatened lawsuits

•	general economic and political conditions in our domestic and international markets.

In addition, we may in the future experience fluctuations in our gross and operating margins due to changes in the mix of our direct and indirect sales, domestic and international revenues and expenses, and license, maintenance and professional services revenues.

We have introduced a new licensing model with Qlik Sense through the use of tokens and may implement future changes to our license pricing and licensing model structure for any or all of our products including increased prices, changes to the types and terms of our licensing structure and maintenance parameters. If these changes are not accepted by our current or future customers, our business, operating results and financial condition could be harmed.

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

We compete in a market characterized by rapid technological advances in software development, evolving standards in software technology and frequent new product introductions and enhancements. To succeed, we must continually expand and refresh our product offerings to include newer features or products, such as the launch of our new product in September 2014 of Qlik Sense, and enter into agreements allowing integration of third-party technology into our products. The introduction of new products or updated versions of continuing products has inherent risks, including, but not limited to:

•	product quality, including the possibility of software defects

•	delays in releasing new products

•	customers delaying purchase decisions in anticipation of new products to be released

•	customer confusion and extended evaluation and negotiation time

•	the fit of the new products and features with the customer’s needs

•	the successful adaptation of third-party technology into our products

•	educating our sales, marketing and consulting personnel to work with new products and features

•	competition from earlier and more established entrants

•	market acceptance of initial product releases

•	marketing effectiveness, including challenges in distribution

•	higher than expected research and development costs

•	the accuracy of assumptions about the nature of customer demand.

If we are unable to successfully introduce, market, and sell new products and technologies, enhance and improve existing products in accordance with our stated release cadence in a timely and cost-effective manner, and properly position and/or price our products, our business, results of operations, or financial position could be materially impacted.

If new industry standards emerge or if we are unable to respond to rapid technological changes, demand for our software products may be adversely affected.

We believe that our future success is dependent in large part on our ability:

•	to support current and future industry standards, including databases and operating systems

•	to maintain technological competiveness

•	meet an expanding range of customer requirements, including cloud-based programming or software-as-a-service licensing structures

•	to introduce new products and features for our customers.

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

Our long-term growth depends on our ability to enhance and improve our existing products and to introduce or acquire new products that respond to these demands. The creation of BI software is inherently complex. The development and testing of new products and product enhancements can require significant research and development expenditures. As a result, substantial delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could harm our business, operating results and financial condition. We may not successfully develop and market product enhancements or new products that respond to technological change or new customer requirements. Even if we introduce a new product, we may experience a decline in revenues of our existing products that is not fully matched by the new product’s revenue. For example, customers may delay making purchases of a new product to make a more thorough evaluation of the product, or until industry and marketplace reviews become widely available. In addition, we may lose existing customers who choose a competitor’s product rather than to migrate to our new product. This could result in a temporary or permanent revenue shortfall and harm our business, operating results and financial condition. If we are unable to develop or acquire enhancements to, and new features for, our existing products or acceptable new products that keep pace with rapid technological developments and customer requirements, our products may become obsolete, less marketable and less competitive, and our business, operating results and financial condition will be harmed.

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

Nearly all of our revenues to date have come from sales of BI software and related maintenance and professional services. We expect these sales to account for substantially all of our revenues for the foreseeable future. Although demand for BI software has grown in recent years, the market for BI software applications is still evolving. We cannot be sure that this market will continue to grow or, even if it does grow, that customers will purchase our software products or services. We have spent, and intend to keep spending, considerable resources to educate potential customers about BI software in general and our software products and services in particular. However, we cannot be sure that these expenditures will help our software products achieve any additional market acceptance or enable us to attract new customers or new users at existing customers. A reduction in the demand for our software products and services could be caused by, among other things, lack of customer acceptance, weakening economic conditions, competing technologies and services or decreases in software spending. If the market and our market share fail to grow or grow more slowly than we currently expect, our business, operating results and financial condition would be harmed.

Our operating income (loss) could fluctuate as we make further expenditures to expand our operations in order to support additional growth in our business.

We have continued to make significant investments in our operations to support additional growth, such as hiring substantial numbers of new personnel, investing in research and development, investing in new facilities, acquiring other companies or their assets and establishing and broadening our international operations in order to expand our business. We intend to make additional investments in research and development, systems, infrastructure, marketing and sales personnel and to continue to expand our operations to support anticipated future growth in our business. As a result of these investments, our operating income (loss) could fluctuate.

We use indirect channel partners and if we are unable to maintain successful relationships with them, our business, operating results and financial condition could be harmed.

In addition to our direct sales force, we use indirect channel partners, such as distribution partners, value-added resellers, system integrators and OEMs to license and support our software products. For the years ended December 31, 2014 and 2013, transactions by indirect channel partners accounted for more than 50% of our total product licenses and first year maintenance billings. We expect to continue to rely substantially on our channel partners in the future.

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

As we continue to pursue new enterprise customers, additional OEM opportunities or more complicated deployments, our sales cycle, forecasting processes and deployment processes may become more unpredictable and require greater time and expense.

Our sales cycle may lengthen as we continue to pursue new enterprise customers. Enterprise customers may undertake a significant evaluation process in regard to enterprise software which can last from several months to a year or longer. If our sales cycle were to lengthen in this manner, events may occur during this period that affect the size or timing of a purchase or even cause cancellations, and this may lead to more unpredictability in our business and operating results. Additionally, sales cycles for sales of our software products tend to be longer, ranging from three to 12 months or more which may make forecasting more complex and uncertain. We may spend substantial time, effort and money on our sales efforts without any assurance that our efforts will produce any sales. We may spend substantial time, effort, and money in our sales efforts without being successful in generating any sales. In addition, product purchases by large enterprises are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing, and other delays. Finally, large enterprises typically have longer implementation cycles, require greater product functionality and scalability and a broader range of services, demand that vendors take on a larger share of risks, sometimes require acceptance provisions that can lead to a delay in revenue recognition, and expect greater payment flexibility from vendors. All of these factors can add further risk to business conducted with these end-customers. If we fail to realize an expected sale from a large end-customer in a particular quarter or at all, our business, operating results, and financial condition could be materially and adversely affected.

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

We receive a significant portion of our total revenues from international sales from foreign direct and indirect operations. International revenues accounted for approximately 71% of our total revenues for the year ended December 31, 2014, approximately 70% of our total revenues for the year ended December 31, 2013 and approximately 72% of our total revenues for the year ended December 31, 2012. We have facilities located in Australia, Austria, Belgium, Brazil, Canada, China, Denmark, Finland, France, Germany, Hong Kong, Iceland, India, Italy, Japan, the Netherlands, Norway, Poland, Portugal, Russia, Singapore, Spain, Sweden, Switzerland, the United Arab Emirates and the United Kingdom. We expect to continue to add personnel in these and additional countries. Our international operations require significant management attention and financial resources.

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

We believe that, over time, a significant portion of our revenues and costs will continue to be denominated in foreign currencies. To the extent such denomination in foreign currencies does occur, gains and losses on the conversion to the U.S. dollar of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations have and may continue to contribute to fluctuations in our results of operations and adjustments to our financial guidance. For example, the strengthening of the U.S. dollar relative to other currencies in which we do business negatively impacted our reported total revenue and loss from operations during 2014. Although we continue to utilize short-term foreign currency forward contracts to cover a portion of our foreign currency transaction exposure related to certain intercompany borrowings, our policies do not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. We do not use financial instruments for trading purposes and we are not a party to any leveraged derivatives. We monitor underlying market risk exposures on an ongoing basis and believe that we can modify or adapt our hedging strategies as needed. If we are not effective in any future foreign exchange hedging transactions in which we engage, our business, operating results and financial condition could be harmed.

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

We are required to comply with U.S. export control laws and regulations. Noncompliance with those laws and regulations could materially harm our business.

Our solutions are subject to U.S. and European Union export controls. U.S. export control laws and economic sanctions prohibit the shipment of certain solutions and services to U.S. embargoed or sanctioned countries, governments and persons and complying with export control and sanctions regulations for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. Penalties for violations of the U.S. export control laws include substantial fines and the possible loss of export or import privileges and criminal action for knowing or willful violations.

Further, if our operating partners fail to obtain appropriate import, export or re-export licenses or permits, we may also be harmed, become the subject of government investigations or penalties, and incur reputational harm. Changes in our solutions or changes in export and import regulations may create delays in the introduction of our solutions in international markets, prevent our customers with international operations from deploying our solutions globally or, in some cases, prevent the export or import of our solutions to certain countries, governments or persons altogether. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our solutions by, or in our decreased ability to export or sell our solutions to, existing or potential customers with international operations. Any decreased use of our solutions or limitation on our ability to export or sell our solutions would likely harm our business, financial condition and results of operations.

Government regulation of the Internet and e-commerce and of the international exchange of certain technologies is subject to possible unfavorable changes, and our failure to comply with applicable regulations could harm our business and operating results

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign governments becomes more likely. For example, we believe increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information could affect our customers’ ability to use and share data, potentially reducing demand for our products and services. In addition, taxation of products and services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may also be imposed. Any regulation imposing greater fees for Internet use or restricting the exchange of information over the Internet could result in reduced growth or a decline in the use of the Internet and could diminish the viability of our Internet-based services, which could harm our business and operating results.

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

We face competitors in several broad categories, including BI software, analytical processes, query, search and reporting tools. We compete with large software corporations, including suppliers of enterprise resource planning (“ERP”) software that provide one or more capabilities that are competitive with our software products, such as IBM (which acquired Cognos in 2008), Microsoft, Oracle (which acquired Hyperion Solutions in 2007) and SAP AG (which acquired Business Objects in 2008), and with open source BI vendors, including Pentaho and JasperSoft (which was acquired by TIBCO in 2014). Open source software is software that is made widely available by its authors and is licensed “as is” for a nominal fee or, in some cases, at no charge. As the use of open source software becomes more widespread, certain open source technology could become competitive with our proprietary technology, which could cause sales of our products to decline or force us to reduce the fees we charge for our products. We also compete, or may increasingly in the future compete, with various independent competitors that are primarily focused on BI products, such as Actuate, Information Builders, MicroStrategy, the SAS Institute, Tableau Software and TIBCO. We expect additional competition as other established and emerging companies or open source vendors enter the BI software market and new products and technologies are introduced. We expect this to be particularly true with respect to our cloud-based initiatives as we and our competitors seek to provide business analytics products based on a software-as-a-service, or SaaS, platform. This is an evolving area of business analytics solutions, and we anticipate competition to increase based on customer demand for these types of products.

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

The forecasts of market growth we have publicly provided may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, we cannot assure our business will grow at similar rates, if at all.

Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, including fluctuations in foreign currency exchange rates. The forecasts we have publicly provided relating to the expected growth in the BI marketplace, cloud computing markets and technology market may prove to be inaccurate. Even if these markets experience the forecasted growth we have publicly provided, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth we have publicly provided should not be taken as indicative of our future growth.

Our estimate of the market size for our solutions we have publicly provided may prove to be inaccurate, and even if the market size is accurate, we cannot assure our business will serve a significant portion of the market.

Our estimate of the market size for our solutions we have publicly provided is subject to significant uncertainty and is based on assumptions and estimates, including our internal analysis and industry experience, which may not prove to be accurate. Our ability to serve a significant portion of this estimated market is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, even if our estimate of the market size is accurate, we cannot assure you that our business will serve a significant portion of this estimated market for our solutions.

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

We plan to continue to expand our operations and employee headcount significantly, and we anticipate that further significant expansion will be required. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Sustaining our growth will place significant demands on our management as well as on our administrative, operational and financial resources. To manage our growth, we must continue to improve our operational, financial and management information systems and expand, motivate and manage our workforce. If we are unable to manage our growth successfully without compromising our quality of service or our profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our revenues and profits could be harmed. Risks that we face in undertaking future expansion include:

•	training new personnel to become productive and generate revenue

•	enabling partners to sell our software products

•	controlling expenses and investments in anticipation of expanded operations

•	implementing and enhancing our administrative, operational and financial infrastructure, systems and processes, including our recently implemented ERP software

•	addressing new markets

•	expanding operations in the U.S. and international regions.

A failure to manage our growth effectively could harm our business, operating results, financial condition and ability to market and sell our software products and services.

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

The success of our business is heavily dependent on the leadership of key management personnel, including Lars Björk, Chief Executive Officer, and other members of our senior management team. The loss of one or more key management personnel could adversely affect our continued operations.

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

As of December 31, 2014, we had eight issued U.S. patents and nine pending applications for U.S. patents expiring at various times ranging from 2015 through 2033 and 21 issued and 21 pending applications for foreign patents expiring at various times ranging from 2015 through 2031. We rely on a combination of copyright, trademark, patent, trade secrets, confidentiality procedures and contractual commitments to protect our proprietary information. For example, we license our software products pursuant to click-wrap or signed license agreements that impose certain restrictions on a licensee’s ability to utilize the software. We also seek to avoid disclosure of our intellectual property, including by requiring those persons with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code.

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

We are subject to risks arising from changes and uncertainty in domestic and global economies. Our operations and performance depend significantly on worldwide economic conditions. Current or future economic downturns could harm our business and results of operations. Negative conditions in the general economies of the countries in which we do business, such as actual or threatened military action, terrorist attacks, financial credit market fluctuations and changes in tax laws, could cause a decrease in corporate spending on BI software in general and negatively affect the rate of growth of our business and our results of operations.

The macroeconomic condition of some countries in which we operate has been hindered by unemployment, budget deficits, high public debt, the risk of defaults on sovereign debt and potential or actual private bank failures. In recent years, policies undertaken by certain central banks, such as the U.S. Federal Reserve, the European Central Bank, and the Bank of England, have involved quantitative easing and the impact of these policies on macroeconomic trends and our customers is difficult to predict. These conditions make it extremely difficult for our customers and us to accurately forecast and plan future business activities, and they could cause our customers to slow spending on our products and services which would delay and lengthen sales cycles. Furthermore, during challenging economic times our customers may face issues in gaining timely access to sufficient credit which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our operating results would be harmed.

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

Any acquisitions we undertake or have recently completed, including the acquisitions of DataMarket and Vizubi, will likely be accompanied by business risks which may include, among other things:

•	the effect of the acquisition on our financial and strategic position and reputation

•	the failure of an acquisition to result in expected benefits, which may include benefits relating to enhanced revenues, technology, human resources, costs savings, operating efficiencies, goodwill and other synergies

•	the difficulty, cost and management effort required to integrate the acquired businesses, including costs and delays in implementing common systems and procedures and costs and delays caused by communication difficulties

•	the assumption of certain known or unknown liabilities of the acquired business, including litigation-related liabilities

•	the reduction of our cash available for operations and other uses, the increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt

•	a lack of experience in new markets, new business culture, products or technologies or an initial dependence on unfamiliar distribution partners

•	the possibility that we will pay more than the value we derive from the acquisition

•	the impairment of relationships with our customers, partners or suppliers or those of the acquired business

•	the potential loss of key employees of the acquired business.

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

We have experienced rapid growth over the last several years. We rely heavily on information technology systems to help manage critical functions, such as order processing, sales forecasts and employee data. Our ability to successfully implement our business plan and comply with regulations, including the Sarbanes-Oxley Act, requires an effective planning and management process. We expect that we will need to continue to improve existing, and implement new, operational and financial systems, procedures and controls to manage our business effectively in the future. During the quarter ended September 30, 2014, we implemented a new ERP system. If we experience a breakdown in our procedures or controls, our ability to record and report financial and management information on a timely and accurate basis could be impaired. In addition, if one or more of our technology-related hardware or software providers suffer an interruption in their business, or experience delays, disruptions or quality control problems in their operations, or we have to change or add additional systems and services, our ability to manage our business would suffer.

Many of our key financial systems used for internal purposes are cloud based solutions provided by third parties

Our new ERP system along with certain other internal financial systems are cloud based solutions provided by third parties. The use of cloud based systems provided by third parties exposes us to certain risks of those third parties. If a disruption of services by third party cloud financial system providers were to occur, it could have a material adverse effect on our ability to record and report financial and management information on a timely and accurate basis.

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

We prepare our audited consolidated financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting standards. It is possible that future requirements, including the recently released new guidance related to revenue recognition (ASU 2014-09, Revenue from Contracts with Customers: Topic 606), could change our current application of U.S. GAAP, resulting in a material adverse impact on our financial position or results of operations. Our accounting policies that recently have been or may be affected by changes in the accounting rules are as follows:

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

We are also subject to non-income taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes in the U.S. and various foreign jurisdictions. We are regularly audited by tax authorities with respect to these non-income taxes and may have exposure to additional non-income tax liabilities which could have an adverse effect on our results of operations and financial condition. In addition, our future effective tax rates could be favorably or unfavorably affected by changes in tax rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or their interpretation. Such changes could have an adverse impact on our financial results.

As a result of these and other factors, the ultimate amount of tax obligations owed may differ from the amounts recorded in our financial statements and any such difference may harm our financial results in future periods in which we change our estimates of our tax obligations or in which the ultimate tax outcome is determined.

We may be subject to increased income taxes, and other restrictions and limitations, if we were to decide to repatriate any of our foreign cash balances to the U.S.

As of December 31, 2014, we held approximately $99.4 million, or approximately 41%, of our cash and cash equivalents outside of the U.S. We use our foreign held cash by reinvesting it in our foreign operations. Our current intention is to continue to reinvest our foreign earnings in our foreign operations. Our current plans do not anticipate a need to repatriate cash to fund our domestic operations. In the event cash from foreign operations is needed to fund operations in the U.S. or our foreign cash balance continues to grow such that we are unable to reinvest such cash outside of the U.S., it may become increasingly likely that we would repatriate some of our foreign cash balances to the U.S. In such event, we would be subject to additional income taxes in the U.S.

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

Our global corporate headquarters and principal executive offices are located in Radnor, Pennsylvania. We have corporate and development offices located in Lund, Sweden. We have corporate and sales and marketing offices located in Winnersh, United Kingdom. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details on contractual obligations and commitments.

Location	Type of Facility	Size (sq. ft)	Ownership Status	Lease Expiration Date
Radnor, Pennsylvania	Global Headquarters	60,572	Leased	October 31, 2021
Lund, Sweden	Corporate and Research & Development	121,100	Leased	April 30, 2019
Winnersh, United Kingdom	Corporate and Sales & Marketing	21,259	Leased	January 2, 2022

We maintain other leased locations in the U.S. and throughout the world. In the U.S., we lease additional office space in Dallas, Texas, Itasca, Illinois, Newton, Massachusetts, New York, New York, Raleigh, North Carolina, Irvine, California and Burlingame, California. Throughout the world, we lease offices in Australia, Austria, Belgium, Brazil, Canada, China, Denmark, Finland, France, Germany, Hong Kong, Iceland, India, Italy, Japan, the Netherlands, Norway, Poland, Portugal, Russia, Singapore, Spain, Sweden, Switzerland, the United Arab Emirates and the United Kingdom. We believe our current facilities and planned expansion facilities will be adequate for the foreseeable future; however, we will continue to seek additional space as needed to satisfy any growth.

ITEM 3.	LEGAL PROCEEDINGS

We are party to routine litigation incidental to the ordinary course of our business and we may from time to time become subject to additional proceedings or additional claims or remedies sought in current proceedings. These actions typically seek, among other things, breach of contract or employment-related damages, intellectual property claims for damages, punitive damages, civil penalties or other losses or declaratory relief. Although there can be no assurance as to the outcome of any such proceedings, we do not believe any of the proceedings currently pending, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, operating results or financial condition. See risks discussed in the section titled “Risk Factors” for more information.

Our intellectual property is an essential element of our business. We own trademarks for “Qlik,” “QlikTech,” “Qlik Sense,” “QlikView” and our logos. We rely on a combination of copyright, trademark, trade dress and trade secrecy laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights both domestically and abroad. These laws, procedures and restrictions provide only limited protection. As of December 31, 2014, we had eight issued U.S. patents and had nine pending applications for U.S. patents. In addition, as of December 31, 2014, we had 21 issued and 21 pending applications for foreign patents. Any future patents issued to us may be challenged, invalidated or circumvented. Any patents that might be issued in the future, with respect to pending or future patent applications may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. We endeavor to enter into agreements with our employees and contractors and with parties with whom we do business in order to limit access to and disclosure of our proprietary information.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on NASDAQ under the symbol “QLIK.” The following table sets forth, for the period indicated, the high and low sales prices of our common stock as reported by NASDAQ.

	Common Stock Price
	2014		2013
	High	Low	High	Low
First quarter	$31.55	$24.90	$28.12	$19.60
Second quarter	$28.07	$20.17	$31.33	$23.37
Third quarter	$29.59	$21.04	$37.57	$27.99
Fourth quarter	$32.15	$22.12	$35.49	$23.23

As of February 17, 2015, there were approximately 24 holders of record of our common stock. The number of holders of record of our common stock does not reflect the number of beneficial holders whose shares are held by depositors, brokers or other nominees.

Dividend Policy

We have never declared or paid any cash or stock dividends on our common stock. It is our policy to retain earnings to finance the growth and development of our business and, therefore, we do not anticipate declaring or paying any cash or stock dividends in the foreseeable future.

Stock Performance Graph

The following graph compares the total cumulative shareholder return on our common stock since July 16, 2010, the date our stock commenced public trading, through December 31, 2014 to two indices: the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Index. The graph assumes an initial investment of $100 in our common stock and in each of the indices (including reinvestment of dividends). The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

	7/16/2010	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Qlik Technologies Inc.	$100.00	$202.11	$189.06	$169.69	$208.05	$241.33
NASDAQ Composite	$100.00	$125.67	$126.83	$148.53	$210.31	$239.07
NASDAQ Computer & Data Processing	$100.00	$128.83	$129.89	$139.48	$212.97	$243.68

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

ITEM 6.	SELECTED FINANCIAL DATA

The consolidated statement of operations data for the three years ended December 31, 2014 and the consolidated balance sheet data as of December 31, 2014 and 2013 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012, 2011 and 2010 have been derived from our audited consolidated financial statements that do not appear in this Annual Report on Form 10-K. The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” set forth below and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except share and per share data)
Consolidated statement of operations data:
Revenue:
License revenue	$300,888	$270,769	$238,674	$204,414	$145,225
Maintenance revenue	203,550	160,552	120,490	89,129	59,846
Professional services revenue	52,359	39,129	29,373	27,076	21,450

Total revenue	556,797	470,450	388,537	320,619	226,521
Cost of revenue:
License revenue	8,196	7,345	5,058	3,540	3,670
Maintenance revenue	11,363	10,585	8,526	6,787	4,089
Professional services revenue	55,903	43,893	29,705	24,020	16,319

Total cost of revenue	75,462	61,823	43,289	34,347	24,078

Gross profit	481,335	408,627	345,248	286,272	202,443
Operating expenses:
Sales and marketing	308,375	255,010	211,314	178,456	125,059
Research and development	72,636	60,400	39,995	24,870	13,798
General and administrative	109,200	89,795	79,309	63,287	36,018

Total operating expenses	490,211	405,205	330,618	266,613	174,875

Income (loss) from operations	(8,876)	3,422	14,630	19,659	27,568
Other expense, net	(1,826)	(2,522)	(2,891)	(795)	(6,854)

Income (loss) before provision for income taxes	(10,702)	900	11,739	18,864	20,714
Provision for income taxes	(13,929)	(10,879)	(7,900)	(9,820)	(7,198)

Net income (loss)	$(24,631)	$(9,979)	$3,839	$9,044	$13,516

Net income (loss) per common share:
Basic	$(0.27)	$(0.11)	$0.04	$0.11	$0.24
Diluted	$(0.27)	$(0.11)	$0.04	$0.11	$0.21
Weighted average number of common shares:
Basic	89,886,403	87,702,222	85,423,074	82,043,958	45,232,782
Diluted	89,886,403	87,702,222	87,640,844	85,574,414	52,061,916

The chart above includes the following stock-based compensation expense:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Cost of revenue	$2,804	$2,854	$1,651	$701	$188
Sales and marketing	17,911	13,374	10,337	5,672	1,572
Research and development	3,876	3,386	2,058	710	96
General and administrative	11,441	9,304	5,269	3,123	1,162

	$36,032	$28,918	$19,315	$10,206	$3,018

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$244,018	$227,693	$195,803	$177,413	$158,712
Working capital	238,753	224,485	197,264	182,020	151,175
Total assets	561,969	467,922	390,373	317,708	265,064
Deferred revenue, including current portion	132,129	102,321	85,942	67,116	50,024
Total liabilities	253,477	195,752	164,811	128,173	105,874
Total stockholders’ equity	308,492	272,170	225,562	189,535	159,190

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Annual Report on Form 10-K, including those set forth under “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations are provided to help provide an understanding of our financial condition and results of operations. This item of our Annual Report on Form 10-K is organized as follows:

•	Overview including Key Financial Metrics and Trends. This section provides a general description of our business, the key financial metrics that we use in assessing our performance, and anticipated trends that we expect to affect our financial condition and results of operations.

•	Consolidated Results of Operations. This section provides a comparison of our results of operations for the years ended December 31, 2014 and 2013 and the years ended December 31, 2013 and 2012.

•	Foreign Exchange Rates. This section discusses the impact of foreign exchange rate fluctuations for the year ended December 31, 2014 compared to the year ended December 31, 2013.

•	Seasonality. This section discusses the seasonality in the sale of our products and services.

•	Acquisitions. This section discusses recent acquisitions and how we account for them.

•	Liquidity and Capital Resources. This section provides an analysis of our cash flows for the years ended December 31, 2014 and 2013, a discussion of our capital requirements and the resources available to us to meet those requirements.

•	Critical Accounting Policies and Estimates. This section discusses accounting policies that are considered important to our financial condition and results of operations. The accounting policies require significant judgment or require estimates on our part in applying them. Our significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 2 to the consolidated financial statements.

•	Contractual Obligations & Commitments. This section discusses contractual obligations and commitments expected to have an effect on our liquidity and cash flow in future periods.

•	Off-Balance Sheet Arrangements. This section discusses off-balance sheet arrangements expected to have an effect on our liquidity and cash flow in future periods.

•	Inflation. This section discusses how inflation could impact our financial condition and results of operations.

•	Recent Accounting Pronouncements. This section provides for recent accounting pronouncements that could impact our financial condition and results of operations.

Overview

We have pioneered powerful, user-driven Business Intelligence (“BI”) solutions that enable our customers to make better, faster and more informed business decisions, wherever they are. Our software products help people create and share insights and analysis in groups and across organizations. Business users can explore data, ask and answer their own stream of questions and follow their own path to insight, or collaborate across teams and organizations.

Our software products are powered by our in-memory engine which maintains associations in data and calculates aggregations rapidly, as business users interact with our software. Our Data Discovery solutions are designed to give our customers significant improvements in usability, flexibility and performance at lower costs compared to traditional BI solutions.

For the years ended December 31, 2014, 2013 and 2012, our revenue was approximately $556.8 million, $470.5 million and $388.5 million, representing year-over-year growth of approximately 18% in 2014 and 21% in 2013 and 2012, respectively. In addition, we generated income (loss) from operations of approximately ($8.9) million, $3.4 million and $14.6 million for the years ended December 31, 2014, 2013 and 2012. For the year ended December 31, 2014, software license revenue and maintenance revenue comprised approximately 91% of our total revenue and professional services revenue comprised approximately 9% of our total revenue. For the years ended December 31, 2013 and 2012, software license revenue and maintenance revenue comprised approximately 92% of our total revenue and professional services revenue comprised approximately 8% of our total revenue.

We currently operate in one business segment, namely, the development, commercialization and implementation of software products and related services. See Note 10 to our consolidated financial statements, Business and Geographic Segment Information, for information regarding our business and the geographies in which we operate. We have a diversified distribution model that consists of a direct sales force, a partner network of solution providers (or resellers), original equipment manufacturer (“OEM”) relationships and system integrators.

We have grown our customer base to approximately 34,000 active customers as of December 31, 2014 and increased our revenue at approximately a 25% compound annual growth rate from 2010 through 2014. During 2014, our software products were licensed by customers such as Ace Insurance, Air Force Material Command, AllianceBernstein LP, AmericsourceAnalogic Corporation, Boston Scientific India Private Limited, British Telecommunications plc, Canadian Pacific Railway Limited, Children’s Hospital of Wisconsin, Columbus McKinnon Corporation, David Lloyd Leisure, Deutsche Börse AG, Harbour Industries, Inc., Harris Farm Markets, IKEA Japan K.K., Ingram Micro UK Ltd, Mission Health, Nestlé Nederland BV, Palmetto Health, SK Hynix Inc., Southern Illinois Healthcare, STAR India Pvt Ltd, Steven Madden, Ltd., Suguna Foods, Sunstar Americas, Inc., SUZUKI MOTOR CORPORATION, Topps Tiles (UK) Ltd, Tupperware, the U.S. Department of Energy and the U.S. Department of Justice. We have customers in over 100 countries and approximately 71% of our revenue for the year ended December 31, 2014 was derived internationally. For the years ended December 31, 2013 and 2012, approximately 70% and 72%, respectively, of our revenue was derived internationally.

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

We generally license our software products under perpetual licenses which generally include one year of maintenance as part of the initial purchase price of the product. Our customers can renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. For the year ended December 31, 2014, our total revenue was comprised of approximately 54% license revenue, 37% maintenance revenue and 9% professional services revenue. For the year ended December 31, 2013, our total revenue was comprised of approximately 58% license revenue, 34% maintenance revenue and 8% professional services revenue. For the year ended December 31, 2012, our total revenue was comprised of approximately 61% license revenue, 31% maintenance revenue and 8% professional services revenue. Total billings from our OEM relationships accounted for approximately 6% and 8% of our total billings during the years ended December 31, 2014 and 2013, respectively. Additionally, our online Qlik Community provides us with a loyal and growing network of users who promote our software, provide support for other users and contribute valuable insights and feedback for our product development efforts.

To complement our software products, we have developed a differentiated business model that has the following attributes:

•	Broad User Focus — marketing and selling our software products directly to the business user by providing easy-to-use solutions that can be used with minimal training.

•	Low Risk Rapid Product Adoption — providing a low risk alternative to costly, all-or-nothing, enterprise-wide deployment requirements.

•	“Land and Expand” Customer Approach — initially targeting specific business users or departments in an organization to create a loyal user base that promotes broad adoption of our software products across an organization.

•	Globally Diversified Distribution Model — employing a multi-pronged international sales approach that leverages a direct sales force and partner network.

•	Community-Based Marketing and Support — augmenting our development, marketing and support efforts through our online Qlik Community.

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

From a risk perspective, we have had to deal with the impact of the recessionary global environment during the past several years, and the unsettled global economic environment could affect our operating results in future periods. Approximately 71% of our revenue during the year ended December 31, 2014 was derived internationally, of which approximately 52% was derived in Europe. Approximately 70% of our revenue during the year ended December 31, 2013 was derived internationally, of which approximately 53% was derived in Europe. Approximately 72% of our revenue during the year ended December 31, 2012 was derived internationally, of which approximately 56% was derived in Europe. We have faced pricing pressure from some of our competitors and we seek to minimize the impact by demonstrating the value delivered by QlikView in comparison to these other BI products. In addition, as we continue to further penetrate the enterprise and the size and complexity of our sales opportunities continue to expand, we have seen an increase in the average length of time in our sales cycles. As a result, we seek to continue to improve the management of our sales pipeline in response to these dynamics. Also, the growth in our business has required the continued hiring of experienced staff across all of our geographic territories. To aid this effort we have focused on improving our local recruiting initiatives, as well as on developing further internal training programs to prepare employees for greater responsibilities.

We believe global economic conditions remain unstable and have contributed to an increase in the average length of time in our sales cycles. In addition, these conditions may result in an increase in the average length of time it takes to collect outstanding accounts receivable.

Key Financial Metrics and Trends

Revenues

Our revenue is comprised of license, maintenance and professional services. We license our software under perpetual licenses which generally include one year of maintenance as part of the initial purchase price of the product. License revenue reflects the revenue recognized from sales of licenses to new customers and additional licenses to existing customers. Approximately 63% of total license and first year maintenance billings were generated from existing customers during 2014 and 2013. Based upon our land and expand sales strategy, we expect that on an annual basis the contribution of license and first year maintenance from existing customers will continue to exceed the contribution of license and first year maintenance from new customers. Customers can renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. Current customers with maintenance agreements are entitled to receive unspecified upgrades and enhancements when and if they become available. We have experienced growth in maintenance revenue primarily due to increased license sales and growth in our customer base and high retention of those customers. In each of the years ended December 31, 2014 and 2013, our annual maintenance renewal rates were greater than 90%. Professional services revenue is comprised of training, installation and other consulting revenues, and represented approximately 9% of total revenues for the year ended December 31, 2014 and 8% of total revenues for the years ended December 31, 2013 and 2012. We do not expect the percentage contribution to change significantly during the near term. The contribution from our partner network has grown over time and we anticipate that revenues from partners will continue to be more than 50% of total revenues. Given the size of the U.S. market and our current penetration there, we expect that the U.S. will represent our largest growth opportunity in terms of absolute U.S. dollars during the near term and will likely be an important contributor to future revenue growth. Due to the global diversity of our customer base, our results are impacted by movements in the currencies of the major territories in which we operate. The primary foreign currencies generally impacting our results are the Swedish kronor, the euro and the British pound. Inflation and changing prices had no material effect on our revenue or income from operations during the years ended December 2014, 2013 and 2012.

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

Operating Expenses

We classify our operating expenses into three categories: sales and marketing, research and development, and general and administrative. Our operating expenses primarily consist of personnel costs, sales commissions, travel and entertainment costs, marketing program costs, facilities, legal, accounting, outside contractors and consultants, the cost of our annual employee summit, other professional services costs and depreciation and amortization. Personnel costs include salaries, employee benefit and social costs, bonuses and stock-based compensation. Historically, we have focused on the continued growth of our license revenues, and as a result, sales and marketing has represented the largest amount of total expenses both in absolute dollar terms and as a percentage of total revenues.

Sales and Marketing. Sales and marketing expenses primarily consist of personnel costs for our sales, marketing and business development employees and executives; commissions earned by our sales related personnel; travel and entertainment costs; facilities costs attributable to our sales and marketing personnel; the cost of marketing programs and events; the cost of employee training programs; and the cost of business development programs. We have made incremental investments in sales and marketing in 2014, including the hiring of additional sales personnel in both the U.S. and our international locations. In addition, in the fourth quarter of 2014, we held our first global user event. We expect that our sales and marketing expenses will continue to increase in absolute dollars, but decline as a percentage of revenue over time as we expect to derive greater efficiencies from the investments made in our sales and marketing organization.

Research and Development. Research and development expenses primarily consist of personnel and facility costs for our research and development and product management employees along with the amortization of research and development related intangible assets acquired. The vast majority of our research and development staff is based in Lund, Sweden. We have devoted our development efforts primarily to enhancing the functionality and expanding the capabilities of our software products. We expect that our research and development expenses will continue to increase in absolute dollars and remain constant or increase as a percentage of revenue in the near term as we increase our research and development and product management headcount to further strengthen and enhance our software products.

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

Stock-Based Compensation. Stock-based compensation expense is based on the fair value of those awards at the date of grant. We use the Black-Scholes-Merton (“Black-Scholes”) option-pricing model to determine the fair value of common stock option awards and Stock-settled Stock Appreciation Rights (“SSARs”). The fair value of a restricted stock unit is determined by using the closing price of our common stock on the date of grant. The estimated fair value of Maximum Value Stock-settled Stock Appreciation Rights (“MVSSSARs”) is determined by utilizing a lattice model under the option-pricing method. The estimated fair value of stock-based compensation awards on the date of grant is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense is recorded within cost of revenue, sales and marketing, research and development and general and administrative expenses.

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

The effective tax rates for 2014, 2013 and 2012 were (130.1%), 1208.8% and 67.3%, respectively. The effective tax rate for 2014 and 2013 reflects approximately $8.1 million and $2.2 million of charges related to valuation allowances.

Impact of Foreign Currency Translation

Approximately 69% of our operating revenues for the year ended December 31, 2014 were earned in foreign denominated currencies, including the euro, the British pound and the Swedish kronor. Approximately 70% of our operating revenues for the years ended December 31, 2013 and 2012 were earned in foreign denominated currencies, including the euro, the British pound and the Swedish kronor. We continue to monitor our foreign exchange risk in part through operational means, including monitoring the proportion of same-currency revenues in relation to same-currency costs and the proportion of same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, changes in those currencies relative to the U.S. dollar will impact our revenues and expenses. If the U.S. dollar weakens against a specific foreign currency, our revenues will increase having a positive impact on net income, and our overall expenses will increase, having a negative impact on net income. Likewise, if the U.S. dollar strengthens against a specific foreign currency, our revenues will decrease having a negative impact on net income, and our overall expenses will decrease, having a positive impact on net income. Therefore, significant shifts in foreign currencies can impact our short-term results, as well as our long-term forecasts and targets.

Foreign currency exchange rate fluctuations negatively impacted total revenue for the year ended December 31, 2014 compared to the year ended December 31, 2013 by approximately $9.1 million, principally driven by the overall strengthening of the U.S. dollar relative to the foreign currencies in which we operate. Total cost of revenue and operating expenses for the year ended December 31, 2014 compared to the year ended December 31, 2013 were positively impacted as a result of foreign exchange rate fluctuations by approximately $6.9 million, principally driven by the overall strengthening of the U.S. dollar relative to the foreign currencies in which we operate.

Consolidated Results of Operations

The following table sets forth a summary of our consolidated statements of operations for the periods indicated as a percentage of total revenue:

	Year Ended December 31,
	2014	2013	2012
Revenue:
License revenue	54.0%	57.6%	61.4%
Maintenance revenue	36.6	34.1	31.0
Professional services revenue	9.4	8.3	7.6

Total revenues	100.0	100.0	100.0
Cost of revenue:
License revenue	1.5	1.6	1.3
Maintenance revenue	2.1	2.2	2.2
Professional services revenue	10.0	9.3	7.6

Total cost of revenue	13.6	13.1	11.1

Gross profit	86.4	86.9	88.9
Operating expenses:
Sales and marketing	55.4	54.2	54.4
Research and development	13.0	12.9	10.3
General and administrative	19.6	19.1	20.4

Total operating expenses	88.0	86.2	85.1

Income (loss) from operations	(1.6)	0.7	3.8
Other expense, net	(0.3)	(0.5)	(0.8)

Income (loss) before provision for income taxes	(1.9)	0.2	3.0
Provision for income taxes	(2.5)	(2.3)	(2.0)

Net income (loss)	(4.4)%	(2.1)%	1.0%

Comparison of the Years Ended December 31, 2014 and 2013

Revenue

The following table sets forth revenue by source:

	Year Ended December 31,
	2014		2013
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period-to-Period Change
	(dollars in thousands)
Revenue:
License revenue	$300,888	54.0%	$270,769	57.6%	$30,119	11.1%
Maintenance revenue	203,550	36.6%	160,552	34.1%	42,998	26.8%
Professional services revenue	52,359	9.4%	39,129	8.3%	13,230	33.8%

Total revenue	$556,797	100.0%	$470,450	100.0%	$86,347	18.4%

Revenue was approximately $556.8 million for the year ended December 31, 2014 compared to approximately $470.5 million for the year ended December 31, 2013, an increase of 18.4%. Total revenue for the year ended December 31, 2014 was negatively impacted by approximately $9.1 million as a result of foreign currency exchange rate fluctuations, principally driven by the overall strengthening of the U.S. dollar relative to the foreign currencies in which we operate. The increase in revenue from the prior year period was primarily driven by revenue growth in the Americas (includes North America and South America), Rest of World (includes

Asia-Pacific, Middle East and Africa), the United Kingdom (includes United Kingdom and Ireland) and the Benelux region (includes Belgium, the Netherlands, Luxembourg and Eastern Europe), which grew by 15.8%, 39.6%, 29.4% and 20.3%, respectively, and contributed approximately $67.3 million in incremental total revenue. License revenue grew by approximately $30.1 million, or 11.1%. There was no material change in the pricing for our products during the year. Revenue growth was achieved primarily due to volume growth as new customers acquired our software products for the first time, along with additional license purchases by our existing customers. During the year ended December 31, 2014, we closed 556 contracts that had total license and first year’s maintenance exceeding $100,000, compared to 511 contracts for the same period last year. Included in the deals exceeding $100,000, we closed 147 contracts that had total license and first year’s maintenance exceeding $250,000, compared to 141 contracts for the same period last year. Included in the deals exceeding $250,000, we closed 20 contracts that had total license and first year’s maintenance exceeding $1.0 million, compared to 15 contracts for the same period last year. Amounts invoiced to existing customers represented a larger share of total billings during the year ended December 31, 2014, approximately 77%, resulting from our “land and expand” sales strategy, compared to approximately 75% during the year ended December 31, 2013. Billings from our indirect partner channel for license and first year maintenance were approximately 53% of total license and first year maintenance billings for the year ended December 31, 2014 compared to approximately 57% for the year ended December 31, 2013. Maintenance revenues grew by 26.8% during the year ended December 31, 2014 compared to the year ended December 31, 2013 driven by annual maintenance renewal rates of greater than 90% and an increase in our customer base. Professional services revenue grew 33.8% during the year ended December 31, 2014 compared to the year ended December 31, 2013 due to growth in consulting and training revenue, resulting primarily from an increase in our customer base and expanded professional services engagements with certain larger customers. The revenue growth during the year ended December 31, 2014 as compared to the year ended December 31, 2013 may not be indicative of our future revenue growth, if any.

Cost of Revenue and Gross Profit

The following table sets forth cost of revenue and gross profit for each revenue source:

	Year Ended December 31,
	2014		2013
	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Period-to-Period Change
	(dollars in thousands)
Cost of Revenue:
Cost of license revenue	$8,196	2.7%	$7,345	2.7%	$851	11.6%
Cost of maintenance revenue	11,363	5.6%	10,585	6.6%	778	7.4%
Cost of professional services revenue	55,903	106.8%	43,893	112.2%	12,010	27.4%

Total cost of revenue	$75,462	13.6%	$61,823	13.1%	$13,639	22.1%

Gross Profit:
License revenue	$292,692	97.3%	$263,424	97.3%	$29,268	11.1%
Maintenance revenue	192,187	94.4%	149,967	93.4%	42,220	28.2%
Professional services revenue	(3,544)	-6.8%	(4,764)	-12.2%	1,220	-25.6%

Total gross profit	$481,335	86.4%	$408,627	86.9%	$72,708	17.8%

Cost of revenue was approximately $75.5 million for the year ended December 31, 2014 compared to approximately $61.8 million for the year ended December 31, 2013, an increase of approximately $13.6 million, or 22.1%. Total cost of revenue for the year ended December 31, 2014 compared to the year ended December 31, 2013 was positively impacted as a result of foreign currency exchange rate fluctuations by approximately $0.7 million. Cost of license revenue largely consists of referral fees paid to third parties in connection with software license sales and the amortization of technology related intangible assets acquired. Referral fees increased approximately $0.8 million as a result of increased license revenue for the year ended December 31, 2014 as compared to the year ended December 31, 2013. Cost of maintenance revenue increased approximately $0.8 million for the year ended December 31, 2014 as compared to the same period in 2013. In anticipation of continued growth in our current customer base, we increased headcount in our support organization which increased personnel costs by approximately $0.5 million (including a $0.1 million increase in stock-based compensation). In addition, we had an increase in other cost of maintenance revenue of approximately $0.3 million for the year ended December 31, 2014 as compared to the same period in 2013. Cost of professional services revenue increased approximately $12.0 million for the year ended December 31, 2014 as compared to the same period in 2013 largely due to increased personnel costs of approximately $9.9 million. In addition, we had an increase in outside contractor costs and other cost of professional services revenue of approximately $1.2 million, an increase in travel and entertainment costs of approximately $0.7 million and an increase in facility and infrastructure costs of approximately $0.2 million as we continue to invest in our services organization.

Total gross profit increased approximately $72.7 million, or 17.8%, for the year ended December 31, 2014 compared to the year ended December 31, 2013 largely due to an increase in total revenue of approximately $86.3 million, or 18.4%. The increase in our total gross profit during the year ended December 31, 2014 as compared to the year ended December 31, 2013 may not be indicative of our future gross profit. For the year ended December 31, 2014, total gross margin decreased to 86.4% from 86.9% for the year ended December 31, 2013. The decrease in our total gross margin from the prior year period is primarily due to the cost of professional services revenue, which increased approximately $12.0 million for the year ended December 31, 2014 as compared to the same period in 2013 and was largely due to increased personnel costs and an increase in outside contractor costs and other cost of professional services revenue. The total gross margin during the year ended December 31, 2014 as compared to the year ended December 31, 2013 may not be indicative of our future gross margin.

Operating Expenses

The following table sets forth operating expenses as a percentage of revenue:

	Year Ended December 31,
	2014		2013
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period-to-Period Change
	(dollars in thousands)
Operating expenses:
Sales and marketing	$308,375	55.4%	$255,010	54.2%	$53,365	20.9%
Research and development	72,636	13.0%	60,400	12.8%	12,236	20.3%
General and administrative	109,200	19.6%	89,795	19.1%	19,405	21.6%

Total operating expenses	$490,211	88.0%	$405,205	86.1%	$85,006	21.0%

Sales and Marketing. Sales and marketing expenses increased approximately $53.4 million, or 20.9%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. Sales and marketing expenses for the year ended December 31, 2014 compared to the year ended December 31, 2013 were positively impacted as a result of foreign currency exchange rate fluctuations by approximately $2.7 million. The increase in sales and marketing expenses was primarily attributable to an increase in personnel and commission costs of approximately $43.9 million (including a $4.5 million increase in stock-based compensation), reflecting higher employee headcount and higher variable compensation resulting from increased license revenue. In addition, we had an increase in marketing, advertising and public relations costs of $4.0 million. In November 2014, we held our first global user event which resulted in an increase in event costs of $2.3 million. In addition, we had an increase in outside consulting costs and other sales and marketing costs of approximately $1.9 million, an increase in travel and entertainment costs of approximately $1.2 million and an increase in facility and infrastructure costs of approximately $0.1 million to support global expansion.

Research and Development. Research and development expenses increased by approximately $12.2 million, or 20.3%, during the year ended December 31, 2014 as compared to the year ended December 31, 2013. Research and development expenses for the year ended December 31, 2014 compared to the year ended December 31, 2013 were positively impacted by foreign currency exchange rate fluctuations by approximately $2.2 million. The increase in research and development expenses was largely attributable to product management costs of approximately $5.0 million related to the market introduction of Qlik Sense. In addition, we had an increase in personnel costs of approximately $3.2 million (including a $0.5 million increase in stock-based compensation) and an increase in outside professional fees of approximately $2.1 million related to the market introduction of Qlik Sense. The increase in research and development expenses also reflects an increase of approximately $1.4 million in other research and development costs, such as facility and infrastructure costs and travel and entertainment costs, as well as an increase of approximately $0.5 million related to the amortization of research and development related intangible assets acquired.

General and Administrative. General and administrative expenses increased by approximately $19.4 million, or 21.6%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. General and administrative expenses for the year ended December 31, 2014 compared to the year ended December 31, 2013 were positively impacted as a result of foreign currency exchange rate fluctuations by approximately $1.3 million. The increase in general and administrative expenses for the year ended December 31, 2014 compared to the year ended December 31, 2013 was largely due to an increase in personnel costs of approximately $10.2 million (including a $2.1 million increase in stock-based compensation). In addition, we had an increase of approximately $5.2 million primarily related to information systems consulting, software licensing and support fees and data communication costs. Also, we had an increase of approximately $2.0 million primarily related to professional fees, such as accounting, tax and legal fees and an increase in other general and administrative costs primarily related to facility and infrastructure costs of approximately $2.0 million to support global expansion.

Other Expense, net.

During the year ended December 31, 2014, other expense, net was approximately $1.8 million. Other expense, net for the year ended December 31, 2014 primarily consisted of foreign exchanges losses of approximately $2.0 million offset by net interest income of approximately $0.2 million. During the year ended December 31, 2013, other expense, net was approximately $2.5 million. Other expense, net, for the year ended December 31, 2013 primarily consisted of foreign exchange losses of approximately $2.7 million offset by net interest income of approximately $0.2 million.

Provision for Income Taxes.

For the year ended December 31, 2014, we recorded a provision for income taxes of approximately $13.9 million, which resulted in an effective tax rate of (130.1%), compared to a provision of approximately $10.9 million, or an effective tax rate of 1208.8%, for the year ended December 31, 2013. We operate in an international environment with significant operations in various locations outside the U.S.; accordingly, the consolidated income tax rate is a composite rate reflecting our income (loss) and the applicable tax rate in the various locations where we operate. Permanent differences and non-cash income tax charges, including the change in our valuation allowance, have a significant impact on our effective tax rate. The effective tax rate for the year ended December 31, 2014 reflects the effects of the foreign tax rate differential, permanent differences, and the changes in the valuation allowance on deferred tax assets. The effective tax rate for the year ended December 31, 2013 reflects the effects of a foreign tax rate differential and discrete items offset by the effects of permanent differences and changes in the valuation allowance on deferred tax assets. The primary differences between the effective tax rates for the years ended December 31, 2014 and 2013 are caused by changes in the mix of income by jurisdiction and the increases in valuation allowances against deferred tax assets, the impact of the permanent differences, and discrete items.

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

Research and Development. Research and development expenses increased by approximately $20.4 million or 51.0% during the year ended December 31, 2013 as compared to the year ended December 31, 2012. Research and development expenses for the year ended December 31, 2013 compared to the year ended December 31, 2012 were negatively impacted as a result of foreign currency exchange rate fluctuations by approximately $1.5 million. The year over year increase in research and development expenses was primarily attributable to higher personnel costs of approximately $19.1 million (including a $1.4 million increase in stock-based compensation) as we continued the development of the next generation of our software products. The increase in research and development expenses also reflects an increase in travel and entertainment costs of approximately $0.8 million as well as an increase in facility costs of approximately $0.5 million.

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

Foreign currency exchange rate fluctuations negatively impacted total revenue for the year ended December 31, 2014 compared to the year ended December 31, 2013 by approximately $9.1 million, principally driven by the overall strengthening of the U.S. dollar relative to the foreign currencies in which we operate. Total cost of revenue and operating expenses for the year ended December 31, 2014 compared to the year ended December 31, 2013 were positively impacted as a result of foreign exchange rate fluctuations by approximately $6.9 million, principally driven by the overall strengthening of the U.S. dollar relative to the foreign currencies in which we operate.

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

Acquisitions

Vizubi

On December 23, 2014, we acquired all of the outstanding shares of Vizubi Software Srl, an Italian company, and all of the outstanding shares of Vizubi, Inc., a U.S. corporation (collectively “Vizubi”). Vizubi’s NPrinting product allows organizations to create visually-appealing reports with drag-and-drop simplicity, in a variety of popular formats, using data and analytics from QlikView. We purchased Vizubi for a total maximum purchase price of $21.3 million. We paid approximately $6.8 million to the sellers at closing. In addition, the preliminary purchase price includes approximately $2.8 million of deferred purchase price to be paid in first quarter of 2015. The total maximum purchase price also includes approximately $11.7 million of contingent consideration payable upon the achievement of certain product development milestones and financial targets as set forth in the purchase agreement governing the transaction. At the purchase date, we preliminarily estimated the fair value of the contingent consideration at approximately $9.0 million, and therefore, this amount was included in the preliminary purchase price. The results of operations and financial position of Vizubi are included in our consolidated financial statements from and after the date of acquisition. The inclusion of Vizubi did not have a material impact on our consolidated financial results for the year ended December 31, 2014. We preliminarily allocated approximately $9.6 million of the purchase price to finite-lived intangible assets, of which we estimated approximately $7.9 million was related to developed technology, approximately $1.3 million was related to customer relationships and approximately $0.4 million was related to trade name. The value assigned to Vizubi’s developed technology was determined by using the excess earnings method. Under this method, the value of the developed technology is a function of the estimated obsolescence curve of the developed technology as of the corresponding valuation date, the expected future net cash flows generated by the developed technology and the discount rate that reflects the level of risk associated with receiving future cash flows attributable to the developed technology. The fair value of the contingent consideration was determined using a discounted cash flow model. Under this model, the fair value of the contingent consideration is a function of the probability of achieving the milestones, the estimated achievement date of the milestones and the discount rate that reflects the level of risk associated with the liability. The identified finite intangible assets will be amortized over their estimated useful life. After preliminarily allocating the purchase price to the assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, we recorded goodwill of approximately $10.2 million related to this acquisition. Goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. We believe the goodwill related to the acquisition was a result of the expected synergies to be realized from combining operations and is not expected to be deductible for income tax purposes.

We are in the process of finalizing the purchase price allocation including the valuation of intangible assets acquired and liabilities assumed related to the acquisition. The items pending finalization include the valuation of acquired intangible assets, the assumed deferred revenue and the evaluation of deferred income taxes. We expect to complete this purchase price allocation during the first quarter of 2015.

DataMarket

On October 21, 2014, we acquired all of the outstanding shares of DataMarket ehf. (“DataMarket”), an Icelandic company. DataMarket specializes in the provisioning of data for analysis. We purchased DataMarket for a total maximum purchase price of $13.3 million. We paid approximately $11.5 million to the sellers at closing. In addition, the preliminary purchase price includes approximately $0.1 million of deferred purchase price to be paid in first quarter of 2015. The total maximum purchase price also includes approximately $1.7 million of contingent consideration payable upon the achievement of certain product development milestones and financial targets as set forth in the purchase agreement governing the transaction. At the purchase date, we estimated the fair value of the contingent consideration at approximately $1.6 million, and therefore, this amount was included in the preliminary purchase price. The results of operations and financial position of DataMarket are included in our consolidated financial statements from and after the date of acquisition. The inclusion of DataMarket did not have a material impact on our consolidated financial results for the year ended December 31, 2014. We allocated approximately $3.9 million of the purchase price to finite-lived intangible assets, of which approximately $2.8 million was related to developed technology, approximately $1.0 million was related to customer relationships and approximately $0.1 million was related to trade name. The value assigned to DataMarket’s developed technology was determined by using the excess earnings method. Under this method, the value of the developed technology is a function of the estimated obsolescence curve of the developed technology as of the corresponding valuation date, the expected future net cash flows generated by the developed technology and the discount rate that reflects the level of risk associated with receiving future cash flows attributable to the developed technology. We amortize the developed technology on a straight-line basis over an estimated useful life of eight years and we amortize the customer relationships and trade name on a straight-line basis over an estimated useful life of four years. The fair value of the contingent consideration was determined using a discounted cash flow model. Under this model, the fair value of the contingent consideration is a function of the probability of achieving the milestones, the estimated achievement date of the milestones and the discount rate that reflects the level of risk associated with the liability. After preliminarily allocating the purchase price to the assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, we recorded goodwill of approximately $9.9 million related to this acquisition. Goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. We believe the goodwill related to the acquisition was a result of the expected synergies to be realized from combining operations and is not expected to be deductible for income tax purposes.

We are in the process of finalizing the purchase price allocation including the valuation of intangible assets acquired and liabilities assumed related to the acquisition. The items pending finalization include the valuation of acquired intangible assets and the evaluation of deferred income taxes. We expect to complete this purchase price allocation during the first quarter of 2015.

QlikTech Italy

On October 3, 2013, we acquired the ongoing operations of our Italian master reseller (“QlikTech Italy”) that specializes in the distribution of QlikView software and provides maintenance and consulting services related to that software. We purchased QlikTech Italy for a total maximum purchase price of approximately 7.5 million euros (approximately $10.2 million based on an exchange rate of 1.355 on October 3, 2013). The total maximum purchase price included approximately $1.4 million of contingent consideration payable upon the achievement of certain revenue targets as set forth in the purchase agreement. At the purchase date, we estimated that approximately $0.2 million of contingent consideration would be payable based upon the achievement of certain revenue targets, and therefore, this amount was included in the preliminary purchase price. The results of operations and financial position of QlikTech Italy are included in our consolidated financial statements from and after the date of acquisition. The inclusion of QlikTech Italy did not have a material impact on our consolidated financial results for the year ended December 31, 2014 and 2013. Had the acquisition occurred as of the beginning of the periods presented in our consolidated financial statements, the pro forma statements of operations would not be materially different than the consolidated statements of operations presented.

During the three months ended March 31, 2014, we completed the purchase price allocation for QlikTech Italy. The adjustments from the preliminary purchase price allocation were immaterial.

NComVA

On May 2, 2013, we acquired all of the outstanding shares of NComVA AB (“NComVA”), a Swedish software company that specializes in advanced visualization technology, for a purchase price of approximately 70.4 million Swedish kronor (approximately $10.9 million based on an exchange rate of 0.155 at May 2, 2013). The acquisition of NComVA is expected to expand the use of our software products by providing expertise and capabilities in advanced visualization and analysis to pair with our associative approach to delivering a deeper understanding of data, especially when multiple data sources are analyzed together. The results of operations and financial position of NComVA are included in our consolidated financial statements from and after the date of acquisition. The inclusion of NComVA did not have a material impact on our consolidated financial results for the year ended December 31, 2013. We allocated approximately $7.3 million of the purchase price to finite-lived intangible assets, which consisted primarily of developed technology. The value assigned to NComVA’s developed technology was determined by using the excess earnings method. Under this method, the value of the developed technology is a function of the estimated obsolescence curve of the developed technology as of the corresponding valuation date, the expected future net cash flows generated by the developed technology and the discount rate that reflects the level of risk associated with receiving future cash flows attributable to the developed technology. We amortize the developed technology on a straight-line basis over an estimated useful life of five years. After allocating the purchase price to the assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, we recorded goodwill of approximately $5.1 million related to this acquisition. Goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. We believe the goodwill related to the acquisition was a result of the expected synergies to be realized from combining operations and is not expected to be deductible for income tax purposes.

The purchase price for the acquisition of NComVA was approximately $10.9 million. We paid approximately $4.9 million of the purchase price to the sellers at closing. In addition, the purchase price includes approximately $2.7 million of deferred purchase price, which is expected to be paid in July 2015, and up to approximately $3.3 million of contingent cash consideration, approximately $1.2 million of which was paid in October 2013 and approximately $2.1 million of which was paid in July 2014 upon the achievement of certain product development milestones. The range of undiscounted amounts we may be required to pay for the contingent cash consideration was estimated to be between zero and approximately $3.3 million. We estimated that the attainment of these product development milestones was considered highly probable on the purchase date. Accordingly, we included approximately $3.3 million of the contingent cash consideration within the purchase price.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents and the on-going collection of our accounts receivable. As of December 31, 2014, we had cash and cash equivalents totaling approximately $244.0 million, net accounts receivable of approximately $203.8 million and working capital of approximately $238.8 million. Our cash and cash equivalents held domestically were approximately $144.6 million as of December 31, 2014. We believe that our cash and cash equivalents balances in the U.S. are currently sufficient to fund our U.S. operations. As of December 31, 2014, cash and cash equivalents held by foreign subsidiaries were approximately $99.4 million, which include undistributed earnings of foreign subsidiaries indefinitely invested outside of the U.S. of approximately $32.7 million. Except as required under U.S. tax law, we do not accrue for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to continue to invest such undistributed earnings outside of the U.S. If these funds are needed for our operations in the U.S., we would be required to accrue and, subsequent to the full utilization of our existing net operating loss carryforwards, pay U.S. taxes to repatriate these funds.

During 2014, approximately $11.5 million, net of cash acquired, was used for the acquisition of DataMarket and approximately $5.7 million, net of cash acquired, was used for the acquisition of Vizubi. Our capital expenditures for 2014 were approximately $13.0 million, comprised primarily of additional leasehold improvements, furniture and fixtures and computer equipment, as well as investments made in new enterprise resource planning system.

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

The following table shows selected balance sheet data as well as our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	December 31, 2014	December 31, 2013
	(dollars in thousands)
Cash and cash equivalents	$244,018	$227,693
Accounts receivable, net	203,766	162,009
Deferred revenue	132,129	102,321
Working capital	238,753	224,485

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Cash flow activities
Net cash provided by operating activities	$35,598	$29,725	$27,692
Net cash used in investing activities	(30,265)	(22,990)	(21,126)
Net cash provided by financing activities	23,376	25,722	9,684

Cash and Cash Equivalents

Our cash and cash equivalents at December 31, 2014 were held for working capital purposes and were invested primarily in bank deposits and money market accounts having less than 90 day maturities. We do not enter into investments for trading or speculative purposes. These balances could be impacted if the underlying depository institutions or the guarantors fail or could be subject to adverse conditions in the financial markets. We can provide no assurances that access to our funds will not be impacted by adverse conditions in the financial markets.

Cash Flows

Cash Provided by Operating Activities

Net cash provided by operating activities was approximately $35.6 million for the year ended December 31, 2014. We incurred non-cash expenses totaling approximately $61.2 million for the year ended December 31, 2014. Non-cash expenses primarily consisted of stock-based compensation expense, provisions for bad debt, net foreign currency losses, and depreciation and amortization expense. In addition, we incurred an excess tax benefit from stock-based compensation of approximately $6.4 million for the year ended December 31, 2014.

The change in certain assets and liabilities resulted in a net source of cash of approximately $5.4 million for the year ended December 31, 2014. Net cash provided by operating activities is driven by sales of our products. Collection of accounts receivable from the sale of our products is a significant component of our cash flows from operating activities, as is the change in deferred revenue related to these sales. In addition, net cash provided by operating activities reflects income tax payments made of approximately $11.1 million.

Net cash provided by operating activities was approximately $29.7 million for the year ended December 31, 2013. We incurred non-cash expenses totaling approximately $37.6 million for the year ended December 31, 2013. Non-cash expenses primarily consisted of stock-based compensation expense, provisions for bad debt, net foreign currency losses, and depreciation and amortization expense. We realized an excess tax benefit from stock-based compensation of approximately $4.0 million for the year ended December 31, 2013.

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

Net cash provided by operating activities was approximately $27.7 million for the year ended December 31, 2012. We incurred non-cash expenses totaling approximately $26.6 million for the year ended December 31, 2012. Non-cash expenses primarily consisted of stock-based compensation expense, provisions for bad debt, net foreign currency losses, and depreciation and amortization expense. We realized an excess tax benefit from stock-based compensation of approximately $4.8 million for the year ended December 31, 2012.

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

Cash Used in Investing Activities

Net cash used in investing activities was approximately $30.2 million for the year ended December 31, 2014. Cash used in investing activities for the year ended December 31, 2014, consisted of approximately $11.5 million, net of cash acquired, used for the acquisition of DataMarket and approximately $5.7 million, net of cash acquired, used for the acquisition of Vizubi. In addition, cash used in investing activities for the year ended December 31, 2014 consisted of approximately $13.0 million for capital expenditures related to leasehold improvements, furniture and fixtures, computer equipment and investments made in a new enterprise resource planning system as we continued to expand our infrastructure and workforce.

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

Cash Provided By Financing Activities

Net cash provided by financing activities was approximately $23.4 million for the year ended December 31, 2014. Net cash provided by financing activities included proceeds from the exercise of common stock options of approximately $19.2 million and an excess tax benefit from stock-based compensation of approximately $6.4 million. These proceeds were offset by payments on contingent consideration of approximately $1.9 million during the period for the achievement of certain product development milestones related to the May 2013 acquisition of NComVA AB and approximately $0.2 million during the period for the achievement of certain financial milestones related to the October 2013 acquisition of QlikTech Italy.

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

Non-GAAP Financial Measures

In order to supplement our audited consolidated financial statements presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), we use measures of non-generally accepted accounting principles (“Non-GAAP”) income (loss) from operations, Non-GAAP net income (loss), Non-GAAP net income (loss) per basic and diluted common share and constant currency. We believe that the Non-GAAP financial information provided can assist investors in understanding and assessing our on-going core operations and prospects for the future. This Non-GAAP financial information provides an additional tool for investors to use in comparing our financial results with other companies in our industry, many of which present similar Non-GAAP financial measures to investors. In addition, we believe that these Non-GAAP financial measures are useful to investors because they allow for greater transparency into the indicators used as a basis for our internal budgeting and operational decision making.

For the years ended December 31, 2014 and 2013, Non-GAAP income from operations is determined by taking GAAP income (loss) from operations and adding back stock-based compensation expense, employer payroll taxes on stock transactions, amortization of intangible assets and contingent consideration adjustments. Non-GAAP net income is determined by taking GAAP income (loss) before provision for income taxes and adding back stock-based compensation expense, employer payroll taxes on stock transactions, amortization of intangible assets and contingent consideration adjustments and the result is tax affected at an estimated long-term effective tax rate of 30%. We believe that the effective tax rate used in the Non-GAAP net income (loss) and related per diluted common share calculations are reasonable estimates of the long-term normalized effective tax rate under our global structure. We believe these adjustments provide useful information to both management and investors due to the following factors:

•	Stock-based compensation. Although stock-based compensation is an important aspect of the compensation of our employees and executives, determining the fair value of the stock-based instruments involves a high degree of judgment and estimation and the expense recorded may bear little resemblance to the actual value realized upon the future exercise or termination of the related stock-based awards. Furthermore, unlike cash compensation, the value of stock-based compensation is determined using a complex formula that incorporates factors, such as market volatility, that are beyond our control. We believe it is useful to exclude stock-based compensation in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies.

•	Employer payroll taxes on stock transactions. The amount of employer payroll taxes on stock transactions is dependent on our stock price and other factors that are beyond our control and which we believe do not correlate to the operation of our business.

•	Amortization of intangible assets. A portion of the purchase price of our acquisitions is generally allocated to intangible assets, such as intellectual property, and is subject to amortization. However, we do not acquire businesses on a predictable cycle. Additionally, the amount of an acquisition’s purchase price allocated to intangible assets and the term of its related amortization can vary significantly and are unique to each acquisition. Therefore, we believe that the presentation of Non-GAAP financial measures that adjust for the amortization of intangible assets provides investors and others with a consistent basis for comparison across accounting periods.

•	Contingent consideration adjustment. We periodically enter into business combinations which may contain contingent consideration arrangements. At each reporting date, we measure these contingent consideration liabilities at fair value until the contingencies are resolved. During the year ended December 31, 2014, a charge of approximately $0.2 million was recorded related to changes in the fair value of contingent consideration liabilities and is included in our consolidated statement of operations. We believe that these costs are generally non-recurring and do not correlate to the ongoing operation of our business.

The following is a reconciliation of Non-GAAP income from operations, Non-GAAP net income and Non-GAAP net income per common share to the most comparable U.S. GAAP measure for the periods indicated (in thousands, except share and per share data):

	Year Ended December 31,
	2014	2013
Reconciliation of Non-GAAP Income from Operations:
GAAP income (loss) from operations	$(8,876)	$3,422
Stock-based compensation expense	36,032	28,918
Employer payroll taxes on stock transactions	2,493	1,410
Contingent consideration adjustment	170	—
Amortization of intangibles	3,029	2,485

Non-GAAP income from operations	$32,848	$36,235

Reconciliation of Non-GAAP Net Income:
GAAP net loss	$(24,631)	$(9,979)
Stock-based compensation expense	36,032	28,918
Employer payroll taxes on stock transactions	2,493	1,410
Contingent consideration adjustment	170	—
Amortization of intangibles	3,029	2,485
Income tax adjustment (1)	4,622	765

Non-GAAP net income	$21,715	$23,599

	Year Ended December 31,
	2014	2013

Reconciliation of Non-GAAP Income per Share:
Non-GAAP net income per common share — basic	$0.24	$0.27

Non-GAAP net income per common share — diluted	$0.24	$0.26

GAAP net income (loss) per common share — basic	$(0.27)	$(0.11)

GAAP net income (loss) per common share — diluted	$(0.27)	$(0.11)

Non-GAAP weighted average number of common shares outstanding — basic	89,886,403	87,702,222

Non-GAAP weighted average number of common shares outstanding — diluted	90,848,678	89,272,353

GAAP weighted average number of common shares outstanding — basic	89,886,403	87,702,222

GAAP weighted average number of common shares outstanding — diluted	89,886,403	87,702,222

(1)	Income tax adjustment is used to adjust the U.S. GAAP provision for income taxes to a Non-GAAP provision (benefit) for income taxes by taking U.S. GAAP income (loss) before provision for income taxes and adding back (1) stock-based compensation expense, (2) employer payroll taxes on stock transactions, (3) amortization of intangible assets and (4) contingent consideration adjustment and applying an estimated long-term tax rate of 30%.

The following table reflects the impact of changes in foreign currency exchange rates from the prior year periods on the reported amounts of total revenue for the year ended December 31, 2014. To determine the revenue growth rates on a constant currency basis for the year ended December 31, 2014, revenue from entities reporting in foreign currencies was translated into U.S. dollars using the comparable prior year period’s foreign currency exchange rates.

	Year Ended December 31,
	2014	2013	% change
	(unaudited)
Constant currency reconciliation:
Total revenue, as reported	$556,797	$470,450	18%
Estimated impact of foreign currency fluctuations			2%

Total revenue constant currency growth rate			20%

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. We believe that these accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. There were no material changes to our critical accounting policies and use of estimates during the year ended December 31, 2014.

Revenue Recognition

We derive substantially all of our revenue from three sources: (i) license revenues; (ii) maintenance revenues; and (iii) professional services revenues. The majority of license revenue is from the sale of perpetual licenses to customers or resellers. Maintenance, which generally has a contractual term of 12 months, includes telephone and web-based support and rights to software updates and upgrades on a when-and-if-available basis. Professional services include training, implementation, consulting and expert services.

For each arrangement, we recognize revenue when (a) persuasive evidence of an arrangement exists, such as a signed contract or purchase order; (b) delivery of the product has occurred and there are no remaining obligations or substantive customer acceptance provisions; (c) the fee is fixed or determinable; and (d) collection of the fee is deemed reasonably assured. Delivery is considered to have occurred upon electronic transfer of the license key that provides immediate availability of the product to the purchaser.

As substantially all of our software licenses are sold in multiple-element arrangements that include either maintenance or both maintenance and professional services, we use the residual method to determine the amount of license revenue to be recognized. Under the residual method, consideration is allocated to undelivered elements based upon vendor-specific objective evidence (“VSOE”) of the fair value of those elements, with the residual of the arrangement fee allocated to and recognized as license revenue. We have established VSOE of the fair value of maintenance through independent maintenance renewals, which demonstrate a consistent relationship of maintenance pricing as a percentage of the contractual license fee, and for new products for which renewals have not yet occurred, we have established VSOE of maintenance based on prices established by management with relevant authority. Maintenance revenue is deferred and recognized ratably over the contractual period of the maintenance arrangement, which is generally 12 months. Arrangements that include other professional services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. We have determined that these services are not considered essential and the amounts allocated to the services are recognized as revenue when the services are performed. The VSOE of the fair value of our professional services is based on the price for these same services when they are sold separately. Revenue for services that are sold either on a stand-alone basis or included in multiple-element arrangements is recognized as the services are performed.

Certain of our license arrangements include license remix rights which allow the customer to change or alternate its use of our software products after those software products have been delivered to the customer. Under these arrangements, the customer has the right to deploy and use at least one copy of each licensed product, and the cumulative value of all products in use cannot exceed the total license fee. Assuming all other revenue recognition criteria have been met, we recognize revenue under these arrangements upon delivery of the first license key of each product eligible for remix under the arrangement.

For sales made through resellers, we recognize revenue upon the delivery of the license key only if those resellers provide us, at the time of placing their order, with the identity of the end-user customer to whom the product has been sold. Resellers do not carry inventory of our software products and, generally, do not have the right to return our software products. Sales made through resellers are evidenced by a reseller agreement, together with purchase orders on a transaction-by-transaction basis.

We also sell software licenses to original equipment manufacturers (“OEMs”) who integrate our software products for distribution with their applications. We do not offer any rights to return products sold to OEM’s. The OEM’s end-user customer is licensed to use our software products solely in conjunction with the OEM’s application. In OEM arrangements, license key delivery is required as the basis for revenue recognition. We recognize revenue under its OEM arrangements when (a) persuasive evidence of an arrangement exists, such as a signed contract or purchase order; (b) delivery of the product has occurred and there are no remaining obligations or substantive customer acceptance provisions; (c) the fee is fixed or determinable; and (d) collection of the fee is deemed reasonably assured.

We record taxes collected on revenue-producing activities on a net basis.

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

Stock-Based Compensation

Our stock-based compensation is as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cost of revenue	$2,804	$2,854	$1,651
Sales and marketing	17,911	13,374	10,337
Research and development	3,876	3,386	2,058
General and administrative	11,441	9,304	5,269

	$36,032	$28,918	$19,315

Common Stock Options and SSARs

For the years ended December 31, 2014, 2013 and 2012, we calculated the fair value of common stock options and SSARs granted using the Black-Scholes pricing model with the following assumptions:

	Year Ended December 31,
	2014	2013	2012
Expected dividend yield..	0.0%	0.0%	0.0%
Risk-free interest rate.	1.5 - 1.8%	0.9 - 1.7%	0.8 - 1.2%
Expected volatility	41.8 - 44.9%	46.6 - 47.7%	46.7 - 47.5%
Expected term (all other grants, in years).	5.16 - 5.36	5.19 - 6.25	6.25

We use the Black-Scholes option-pricing model to value common stock option awards and SSARs. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected term of the stock-based compensation awards and stock price volatility. We use blended volatility to estimate expected volatility. Blended volatility includes a weighting of our historical volatility from the date of our IPO to the respective grant date and an average of our peer group historical volatility consistent with the expected term of the common stock option and SSARs. Our peer group volatility includes the historical volatility of certain companies that share similar characteristics in terms of revenue size and industry. We expect to continue to use a larger proportion of our own stock price volatility in future periods as we develop additional experience of our own common stock price fluctuations considered in relation to the expected term of the common stock option and SSARs. For common stock options granted prior to the third quarter of 2013, we based the expected term on the simplified method. Beginning in the third quarter of 2013, we began using our historical activity related to common stock option exercises and post-vesting forfeitures in order to estimate the expected term of our common stock option awards, as we believe we now have a sufficient amount of experience to provide a reasonable basis for the calculation of the expected term. This change in estimate did not have a material impact on the results of operations for 2014 or 2013. The risk-free interest rate used to value common stock option awards is based on the U.S. Treasury yield curve with a remaining term equal to the expected term assumed at the grant date. The assumptions used in calculating the fair value of stock-based compensation awards represent management’s best estimate and involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, stock-based compensation expense could be materially different in the future.

Following our IPO, we established a policy of using the closing sale price per share of our common stock as quoted on NASDAQ on the date of grant for purposes of determining the exercise price per share of our options to purchase common stock.

For all common stock options and SSARs, we recognize expense over the requisite service period using the straight-line method. In addition to the assumptions used to calculate the fair value of common stock options and SSARs, we are required to estimate the expected forfeiture rate of all stock-based awards and only recognize expense for those awards expected to vest. The estimation of the number of common stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period in which estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class and an analysis of our historical and known forfeitures on existing awards. During the period in which the awards vest, we will record additional expense if the actual forfeiture rate is lower than estimated and a recovery of expense if the actual forfeiture rate is higher than estimated.

As of December 31, 2014, there was approximately $48.4 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested employee and non-employee director common stock option awards and SSARs that we expect to recognize over a weighted-average period of approximately 2.5 years.

Based upon the closing price of our common stock on December 31, 2014 of $30.89, the aggregate intrinsic value of common stock options outstanding as of December 31, 2014 was approximately $81.8 million, of which approximately $49.5 million related to vested common stock options and approximately $32.3 million related to unvested common stock options. Based upon the closing price of our common stock on December 31, 2014 of $30.89, the aggregate intrinsic value of SSARs outstanding at December 31, 2014 was approximately $0.7 million, of which approximately $0.1 million related to vested SSARs and approximately $0.6 million related to unvested SSARs.

Restricted Stock Units

The fair value of a restricted stock unit is determined by using the closing price of our common stock on the date of grant. A restricted stock unit award entitles the holder to receive shares of our common stock as the award vests, which is generally based on length of service. Stock-based compensation expense related to restricted stock unit awards is amortized on a straight-line basis over the vesting period.

As of December 31, 2014, there was approximately $17.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to the unvested restricted stock unit awards. The remaining cost is expected to be recognized over a weighted-average period of approximately 2.8 years.

Maximum Value Stock-settled Stock Appreciation Rights

The estimated fair value of a MVSSSAR is determined by utilizing a lattice model under the option-pricing method. MVSSSARs contain a predetermined cap on the maximum stock price at which point the instrument must be exercised. At exercise, employees holding MVSSSARs will receive shares of our common stock with a value equal to the difference between the exercise price and the current market price per share of our common stock, subject to a predetermined cap. The exercise price of MVSSSARs is determined by using the closing price of our common stock on the date of grant. Vesting is based on length of service. Stock-based compensation expense related to MVSSSARs is amortized on a straight-line basis over the vesting period. The fair value of MVSSSARs is determined by utilizing a lattice model under the option-pricing method. The key inputs to the lattice model are the current price of our common stock, the fair value of our common stock at date of grant, the maximum fair value at which the MVSSSARs must be exercised, the vesting period, the contractual term, the volatility, the risk-free interest rate, the employment termination rate and assumptions with respect to early exercise behavior.

As of December 31, 2014, there was approximately $4.8 million of total unrecognized compensation cost related to unvested MVSSSARs. The remaining cost is expected to be recognized over a weighted-average period of approximately 2.5 years.

Based upon the closing price of our common stock on December 31, 2014 of $30.89, the aggregate intrinsic value of MVSSSARs outstanding as of December 31, 2014 was approximately $6.9 million, of which approximately $1.1 million related to vested MVSSSARs and approximately $5.8 million related to unvested MVSSSARs.

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

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the respective financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. For the year ended December 31, 2014, our tax provision consists principally of foreign current income taxes and approximately $8.1 million of charges related to valuation allowances. For the year ended December 31, 2013, our tax provision consists principally of foreign current income taxes and approximately $2.2 million of charges related to valuation allowances.

We continue to assess the realizability of our deferred tax assets. In assessing the realizability of these deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will be realized in the near term. We establish valuation allowances when necessary to reduce deferred tax assets to the amounts expected to be realized. The factors used to assess the likelihood of realization include our latest forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. As of December 31, 2014 and 2013, our deferred tax assets had a valuation allowance of approximately $22.0 million and approximately $15.3 million, respectively, as a result of the unrealizability of those assets.

As of December 31, 2014, we have approximately $6.4 million of U.S. federal net operating loss carry forwards, approximately $23.1 million of state net operating loss carry forwards and approximately $23.0 million of foreign net operating loss carry forwards. The majority of these foreign net operating losses carry forward indefinitely. The net operating loss in the U.S. will expire, if unused, in 2031. We also have approximately $2.3 million of federal tax credits that will expire, if unused, between 2017 and 2020.

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

In addition to the aforementioned net operating loss carry forwards, we have approximately $127.9 million in cumulative income tax deductions from the exercise of common stock options and the vesting of restricted stock units, which have expiration periods beginning in 2030. The income tax benefit for these carryforwards will be recorded in additional paid-in-capital when realized. Since we were able to reduce actual cash income taxes for U.S. federal and state purposes and in certain foreign jurisdictions, the realization of approximately $6.4 million, $4.0 million and $4.8 million of income tax savings was recognized as a benefit to additional paid-in-capital during the years ended December 31, 2014, 2013 and 2012, respectively.

We use a more-likely-than-not recognition threshold based on the technical merits of tax positions taken. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more-likely-than-not to be realized upon ultimate settlement in the financial statements. We recognize interest and penalties related to income tax matters in the provision for income taxes. At December 31, 2014 and 2013, our reserve for uncertain tax positions was approximately $1.5 million and $2.3 million, respectively.

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

We expect the earnings of our foreign subsidiaries will continue to be reinvested indefinitely. Accordingly, at December 31, 2014, no provision has been made for U.S. federal and state income taxes of these foreign earnings of approximately $32.7 million. Upon distribution of these earnings, in the form of dividends or otherwise, we may be subject to U.S. income taxes and foreign withholding taxes. The determination of the amount of unrecognized deferred U.S. income tax liability on these earnings is not practicable because of the complexities with the hypothetical calculations.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2014 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payment Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Thereafter
	(dollars in thousands)
Operating lease obligations	$73,224	$16,662	$27,407	$19,406	$9,749
Other obligations	19,430	13,192	6,238	—	—

Total contractual obligations	$92,654	$29,854	$33,645	$19,406	$9,749

We generally do not enter into long-term minimum purchase commitments. Our principal commitments consist of obligations under facility leases for office space.

In June 2012, we entered into a software licensing agreement with a third party vendor. The minimum term of the agreement continues through June 30, 2017. As of December 31, 2014, we made payments of approximately $4.3 million pursuant to the agreement. As of December 31, 2014, payments totaling approximately $1.8 million are payable under this software licensing agreement through December 2016. In December 2013, we entered into another software licensing agreement with a third party vendor. The minimum term of the agreement continues through January 14, 2017. As of December 31, 2014, we made payments of approximately $3.7 million pursuant to the agreement. As of December 31, 2014, payments totaling approximately $7.4 million are payable under this software licensing agreement through January 2017. These amounts under both software licensing agreements are included in “other obligations” in the table above.

We have obligations related to unrecognized tax benefit liabilities totaling approximately $1.5 million, which have been excluded from the tables above as we do not think it is practicable to make reliable estimates of the periods in which payment for these obligations will be made. However, the following table estimates when these obligations will expire. See Note 7 of our notes to the consolidated financial statements.

	Expiration by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Thereafter
	(dollars in thousands)
Unrecognized Tax Benefit Liabilities	$1,466	$103	$130	$456	$777

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP. ASU 2014-09 is effective for us beginning on January 1, 2017 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. We have not yet selected a transition method and we are currently evaluating the impact of adopting ASU 2014-09 on our consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for us beginning in the first quarter of 2016 with early adoption permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

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

Interest Rate Sensitivity

We had cash and cash equivalents of approximately $244.0 million at December 31, 2014 and approximately $227.7 million at December 31, 2013. We held these amounts in cash or money market funds.

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

During the year ended December 31, 2014, we began using derivative instruments, specifically, short-term foreign currency forward contracts to hedge certain exposures to fluctuations in foreign currency exchange rates. We use these short-term foreign currency forward contracts to manage foreign currency exchange rate risks related to certain intercompany borrowings that are utilized to fund operations. We execute these short-term foreign currency forward contracts with financial institutions that hold an investment grade credit rating. These short-term foreign currency forward contracts do not meet the requirements for hedge accounting, and are recorded on our consolidated balance sheet as either an asset or liability measured at fair value at the balance sheet date.

As of December 31, 2014, we had one short-term foreign currency forward contract outstanding to sell Swedish kronor with a notional value of $107.0 million U.S. dollars. As of December 31, 2014, the unrealized loss on our short-term foreign currency forward contract was approximately $0.9 million and is recorded within accrued expenses on the consolidated balance sheet. At December 31, 2013, we had no foreign currency forward contracts outstanding.

For the year ended December 31, 2014, the consolidated statement of operations reflects a gain of approximately $9.4 million, within foreign exchange losses, net, related to short-term foreign currency forward contracts. During the years ended December 31, 2013 and 2012, there was no impact in the consolidated statements of operations related to foreign currency forward contracts. Cash flows received or paid in connection with the settlement of short-term foreign currency forward contracts are included in cash flows from operating activities in the period in which the short-term foreign currency forward contracts are settled.

Foreign exchange risk exposures arise from transactions denominated in a currency other than our functional currency and from foreign denominated revenue and profit translated into U.S. dollars. Approximately 69% of our revenues for the year ended December 31, 2014 were earned in foreign denominated currencies other than the U.S. dollar. Approximately 70% of our revenues for the years ended December 31, 2013 and 2012 were earned in foreign denominated currencies other than the U.S. dollar. The principal foreign currencies in which we conduct business are the euro, the Swedish kronor and the British pound. The translation of currencies in which we operate into the U.S. dollar may affect consolidated revenues and gross profit margins as expressed in U.S. dollars. We seek to manage our foreign exchange risk in part through operational means, including managing same-currency revenues in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, changes in those currencies relative to the U.S. dollar will impact our revenues and expenses. If the U.S. dollar weakens against a specific foreign currency, our revenues will increase having a positive impact on net income, and our overall expenses will increase, having a negative impact on net income. Likewise, if the U.S. dollar strengthens against a specific foreign currency, our revenues will decrease having a negative impact on net income, and our overall expenses will decrease, having a positive impact on net income. Therefore, significant shifts in foreign currencies can impact our short-term results, as well as our long-term forecasts and targets.

Our actual future gains and losses may differ materially due to the inherent limitations with the timing and amount of changes in foreign currency exchange rates and our actual exposure and positions.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are submitted on pages F-1 through F-34 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROL AND PROCEDURES

(a)	Evaluation of Disclosure and Control Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2014, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

(b)	Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. GAAP, as of December 31, 2014.

Ernst & Young LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting which is included below.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2014, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders of Qlik Technologies Inc.:

We have audited Qlik Technologies Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). Qlik Technologies Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Qlik Technologies Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Qlik Technologies Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

February 27, 2015

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this Item is incorporated by reference from our proxy statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014.

Executive Officers of the Registrant

The following table sets forth the name, age, and position of each of our executive officers as of February 17, 2015:

Name	Age	Positions Held
Lars Björk (1)	52	President, Chief Executive Officer and Director
Timothy MacCarrick	49	Chief Financial Officer and Treasurer
Leslie Bonney	56	Chief Operating Officer
Eugene “Rick” Jackson	54	Chief Marketing Officer
Anthony Deighton	41	Chief Technology Officer and Senior Vice President, Products
Diane Adams	55	Chief People Officer
Dennis Johnson	41	Chief Accounting Officer
Deborah Lofton	47	Vice President and General Counsel and Secretary

(1)	Member of the Board of Directors

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

Timothy MacCarrick has served as our Chief Financial Officer and Treasurer since July 2013. Prior to joining the Company, Mr. MacCarrick served as Chief Operating Officer (“COO”) at De Lage Landen International B.V. from June 2010 to June 2013. Prior to De Lage Landen, from July 2008 to May 2010, Mr. MacCarrick was Corporate Vice President and Chief Financial Officer (“CFO”) for Crane Co. Prior to Crane, Mr. MacCarrick was employed by Xerox from 1988 until June 2008, where he most recently served as Corporate Vice President and Vice President, Finance, Xerox North America and held a number of financial management positions, including Chief Financial Officer for Xerox Europe. Mr. MacCarrick holds an M.B.A. in Finance and a B.S. in Accounting and Law from Clarkson University. Mr. MacCarrick graduated from the INSEAD International Executive Program and is a Lean Six Sigma Certified Green Belt.

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

Anthony Deighton has served as our Chief Technology Officer and Senior Vice President, Products since September 2011. Mr. Deighton served as our Senior Vice President, Products from January 2005 to September 2011. He previously served as the General Manager of Siebel Systems’ Employee Relationship Management (“ERM”) business unit, among a variety of other product marketing roles at Siebel Systems from October 1999 to January 2005. Prior to joining Siebel, Mr. Deighton worked as a business analyst at A.T. Kearney in Chicago, Illinois. Mr. Deighton received a B.A. in Economics from Northwestern University and an M.B.A. with high distinction from Harvard Business School.

Eugene “Rick” Jackson has served as our Chief Marketing Officer (“CMO”) since May 2014. Mr. Jackson previously served as CMO at Rackspace from July 2013 to May 2014. Prior to Rackspace, he served as CMO at VMware, where he was responsible for leading the company’s global marketing strategy since early 2009. In addition, Rick has led marketing organizations at Borland Software, BEA Systems, and NetGravity. Mr. Jackson holds a B.S. in Computer Science from California State University, Northridge.

Diane Adams has served as our Chief People Officer since June 2013. Prior to joining the Company, Ms. Adams served as Executive Vice President, Culture and Talent, with Allscripts from August 2009 to January 2013. Prior to Allscripts, from June 1995 to August 2009, Ms. Adams served in a number of human resources leadership roles with Cisco Systems. During her last three years with Cisco, she held the dual role of Vice President, Human Resources, International; and Vice President, Human Resources, Worldwide Sales. Ms. Adams holds a B.A. in Business Administration from the University of North Carolina at Chapel Hill.

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

The information required by this item is incorporated by reference from the information in our proxy statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Other than with respect to the Securities Authorized for Issuance under Equity Compensation Plans below, the information required by this item is incorporated by reference from the information in our proxy statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information regarding our equity compensation plans in effect as of December 31, 2014:

Plan Category	Number of Securities to be Issued Under Equity Compensation Plans		Weighted-Average Exercise Price Under Equity Compensation Plans		Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	11,580,044	(1)	$23.13	(2)	3,213,021	(3)
Equity compensation plans not approved by security holders	—		—		—

Total	11,580,044	(1)	$23.13	(2)	3,213,021	(3)

(1)	Includes 8,822,487 shares issuable upon exercise of outstanding options, 276,837 shares issuable upon exercise of SSARs, 1,014,914 shares issuable upon settlement of restricted stock units and 467,710 shares issuable upon the exercise of MVSSSARs under the 2010 Equity Incentive Plan. Includes 666,134 shares issuable upon exercise of outstanding options under the 2007 Equity Incentive Plan. Includes 331,962 shares issuable upon exercise of outstanding options under the 2004 Equity Incentive Plan.
(2)	Does not take into account restricted stock units, which have no exercise price.
(3)	On January 1 of each year, the number of shares reserved under the 2010 Equity Incentive Plan is automatically increased by 3.75% of the total number of shares of Common Stock that are outstanding at that time, or, if less, by 3,300,000 shares (or such lesser number as may be approved by the Company’s board of directors).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information in our proxy statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information in our proxy statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on February 27, 2015.

QLIK TECHNOLOGIES INC.

By:	/s/ LARS BJÖRK
Lars Björk
President, Chief Executive Officer, and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ LARS BJÖRK Lars Björk	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 27, 2015

/s/ TIMOTHY MACCARRICK Timothy MacCarrick	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 27, 2015

/s/ DENNIS JOHNSON Dennis Johnson	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2015

/s/ BRUCE GOLDEN Bruce Golden	Chairman of the Board	February 27, 2015

/s/ JOHN GAVIN, JR. John Gavin, Jr.	Director	February 27, 2015

/s/ DEBORAH HOPKINS Deborah Hopkins	Director	February 27, 2015

/s/ ALEXANDER OTT Alexander Ott	Director	February 27, 2015

/s/ STEFFAN TOMLINSON Steffan Tomlinson	Director	February 27, 2015

/s/ PAUL WAHL Paul Wahl	Director	February 27, 2015

Report of Independent Registered Public Accounting Firm

on the Consolidated Financial Statements

The Board of Directors and Stockholders of Qlik Technologies Inc.:

We have audited the accompanying consolidated balance sheets of Qlik Technologies Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Qlik Technologies Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Qlik Technologies Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

February 27, 2015

QLIK TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2014	December 31, 2013

Assets
Current assets:
Cash and cash equivalents	$244,018	$227,693
Accounts receivable, net	203,766	162,009
Prepaid expenses and other current assets	19,901	16,296
Deferred income taxes	2,082	1,886

Total current assets	469,767	407,884

Property and equipment, net	26,455	21,500
Intangible assets, net	21,195	12,695
Goodwill	38,702	21,233
Deferred income taxes	3,015	2,107
Deposits and other noncurrent assets	2,835	2,503

Total assets	$561,969	$467,922

Liabilities and stockholders’ equity
Current liabilities:
Income taxes payable	$2,139	$2,634
Accounts payable	6,887	5,262
Deferred revenue	127,565	98,684
Accrued payroll and other related costs	53,674	46,780
Accrued expenses	40,712	29,495
Deferred income taxes	37	544

Total current liabilities	231,014	183,399

Long-term liabilities:
Deferred revenue	4,564	3,637
Deferred income taxes	3,477	894
Other long-term liabilities	14,422	7,822

Total liabilities	253,477	195,752

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 authorized, none issued and outstanding at December 31, 2014 and December 31, 2013	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized; 90,852,434 issued and outstanding at December 31, 2014 and 88,989,091 issued and outstanding at December 31, 2013	9	9
Additional paid-in-capital	327,419	265,711
Retained earnings (accumulated deficit)	(21,594)	3,037
Accumulated other comprehensive income	2,658	3,413

Total stockholders’ equity	308,492	272,170

Total liabilities and stockholders’ equity	$561,969	$467,922

QLIK TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2014	2013	2012
Revenue:
License revenue	$300,888	$270,769	$238,674
Maintenance revenue	203,550	160,552	120,490
Professional services revenue	52,359	39,129	29,373

Total revenue	556,797	470,450	388,537

Cost of revenue:
License revenue	8,196	7,345	5,058
Maintenance revenue	11,363	10,585	8,526
Professional services revenue	55,903	43,893	29,705

Total cost of revenue	75,462	61,823	43,289

Gross profit	481,335	408,627	345,248

Operating expenses:
Sales and marketing	308,375	255,010	211,314
Research and development	72,636	60,400	39,995
General and administrative	109,200	89,795	79,309

Total operating expenses	490,211	405,205	330,618

Income (loss) from operations	(8,876)	3,422	14,630

Other expense, net:
Interest income, net	147	231	250
Foreign exchange losses, net	(1,973)	(2,753)	(3,141)

Total other expense, net	(1,826)	(2,522)	(2,891)

Income (loss) before provision for income taxes	(10,702)	900	11,739
Provision for income taxes	(13,929)	(10,879)	(7,900)

Net income (loss)	$(24,631)	$(9,979)	$3,839

Net income (loss) per common share:
Basic	$(0.27)	$(0.11)	$0.04
Diluted	$(0.27)	$(0.11)	$0.04

Weighted average number of common shares:
Basic	89,886,403	87,702,222	85,423,074
Diluted	89,886,403	87,702,222	87,640,844

QLIK TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$(24,631)	$(9,979)	$3,839
Foreign currency translation gains (losses)	(755)	490	2,631

Comprehensive income (loss)	$(25,386)	$(9,489)	$6,470

QLIK TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Stockholders’ Equity
	Common		Additional Paid- in- Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income
	Shares	Amount				Total
Balance at January 1, 2012	84,397,823	$8	$180,058	$9,177	$292	$189,535

Exercise of common stock options	1,833,377	1	5,452	—	—	5,453
Vesting of restricted stock units	55,092	—	—	—	—	—
Stock-based compensation expense	—	—	19,315	—	—	19,315
Excess tax benefit from stock-based compensation	—	—	4,789	—	—	4,789
Net income	—	—	—	3,839	—	3,839
Foreign currency translation adjustment	—	—	—	—	2,631	2,631

Balance at December 31, 2012	86,286,292	$9	$209,614	$13,016	$2,923	$225,562

Exercise of common stock options	2,572,273	—	23,132	—	—	23,132
Vesting of restricted stock units	93,842	—	—	—	—	—
Exercise of MVSSSARs	36,684	—	—	—	—	—
Stock-based compensation expense	—	—	28,918	—	—	28,918
Excess tax benefit from stock-based compensation	—	—	4,047	—	—	4,047
Net loss	—	—	—	(9,979)	—	(9,979)
Foreign currency translation adjustment	—	—	—	—	490	490

Balance at December 31, 2013	88,989,091	$9	$265,711	$3,037	$3,413	$272,170

Exercise of common stock options	1,665,625	—	19,239	—	—	19,239
Vesting of restricted stock units	159,566	—	—	—	—	—
Exercise of MVSSSARs	38,152	—	—	—	—	—
Stock-based compensation expense	—	—	36,032	—	—	36,032
Excess tax benefit from stock-based compensation	—	—	6,437	—	—	6,437
Net loss	—	—	—	(24,631)	—	(24,631)
Foreign currency translation adjustment	—	—	—	—	(755)	(755)

Balance at December 31, 2014	90,852,434	$9	$327,419	$(21,594)	$2,658	$308,492

QLIK TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income (loss)	$(24,631)	$(9,979)	$3,839
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,731	8,228	5,255
Stock-based compensation expense	36,032	28,918	19,315
Excess tax benefit from stock-based compensation	(6,437)	(4,047)	(4,789)
Unrealized foreign currency loss, net	14,189	1,818	755
Other non-cash items	(723)	(1,301)	1,250
Changes in assets and liabilities:
Accounts receivable	(51,450)	(18,667)	(32,591)
Prepaid expenses and other assets	(6,024)	(2,059)	(4,098)
Deferred revenue	37,669	15,625	17,403
Accrued expenses and other liabilities	25,242	11,189	21,353

Net cash provided by operating activities	35,598	29,725	27,692

Cash flows from investing activities
Acquisitions, net of cash acquired	(17,245)	(13,351)	(10,792)
Capital expenditures	(13,020)	(9,639)	(10,334)

Net cash used in investing activities	(30,265)	(22,990)	(21,126)

Cash flows from financing activities
Proceeds from exercise of common stock options	19,239	23,132	5,453
Excess tax benefit on stock-based compensation	6,437	4,047	4,789
Payments on contingent consideration	(2,168)	(1,456)	(202)
Payments on line of credit, net	(132)	(1)	(356)

Net cash provided by financing activities	23,376	25,722	9,684
Effect of exchange rates on cash	(12,384)	(567)	2,140

Net increase in cash and cash equivalents	16,325	31,890	18,390
Cash and cash equivalents, beginning of period	227,693	195,803	177,413

Cash and cash equivalents, end of period	$244,018	$227,693	$195,803

Supplemental cash flow information:
Cash paid during the period for income taxes	$11,071	$10,505	$2,682

Non-cash investing activities:
Tenant improvement allowance received under operating lease	$1,863	$91	$542

QLIK TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

Qlik Technologies Inc. (“We”, “Qlik” or the “Company”) has pioneered powerful, user-driven business intelligence (“BI”) solutions that enable its customers to make better, faster and more informed business decisions, wherever they are. The Company’s software products help people create and share insights and analysis in groups and across organizations. Business users can explore data, ask and answer their own stream of questions and follow their own path to insight on their own and in teams and groups. Through its wholly owned subsidiaries, the Company sells software solutions that are powered by the Company’s in-memory engine which maintains associations in data and calculates aggregations rapidly, as needed. The Company’s software products are designed to give customers significant improvements in usability, flexibility and performance at lower costs compared to traditional BI solutions.

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

The following table summarizes the changes in the Company’s allowance for doubtful accounts for the period indicated:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Balance at the beginning of the period	$1,442	$704	$891
Amounts to expense	1,545	1,829	2,120
Accounts written off	(1,204)	(1,091)	(2,307)

Balance at the end of the period	$1,783	$1,442	$704

Concentration of Market Risk

The Company is exposed to certain financial risks, including fluctuations in foreign currency exchange rates and interest rates. The Company manages its exposure to these market risks through internally established policies and procedures. The Company’s policies do not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. The Company does not use financial instruments for trading purposes and the Company is not a party to any leveraged derivatives. The Company monitors its underlying market risk exposures on an ongoing basis and, where appropriate, may use hedging strategies to mitigate these risks.

During the year ended December 31, 2014, the Company began using derivative instruments, specifically, short-term foreign currency forward contracts to hedge certain exposures to fluctuations in foreign currency exchange rates. The Company uses these short-term foreign currency forward contracts to manage foreign currency exchange rate risks related to certain intercompany borrowings that are utilized to fund operations. The Company executes these short-term foreign currency forward contracts with financial institutions that hold an investment grade credit rating. These short-term foreign currency forward contracts do not meet the requirements for hedge accounting, and are recorded on the Company’s consolidated balance sheet as either an asset or liability measured at fair value at the balance sheet date. As of December 31, 2014, the Company had one short-term foreign currency forward contract outstanding to sell Swedish kronor with a notional value of $107.0 million U.S. dollars. As of December 31, 2014, the unrealized loss on the Company’s short-term foreign currency forward contract was approximately $0.9 million and is recorded within accrued expenses on the consolidated balance sheet. At December 31, 2013, the Company had no foreign currency forward contracts outstanding. For the year ended December 31, 2014, the consolidated statement of operations reflects a gain of approximately $9.4 million, within foreign exchange losses, net, related to short-term foreign currency forward contracts. During the years ended December 31, 2013 and 2012, there was no impact in the consolidated statements of operations related to foreign currency forward contracts. Cash flows received or paid in connection with the settlement of short-term foreign currency forward contracts are included in cash flows from operating activities in the period in which the short-term foreign currency forward contracts are settled.

The Company does not believe its business is substantially dependent on any particular customer as no customer represented more than 2% of its revenue in 2014, 2013 or 2012. The Company’s target markets are not confined to certain industries and geographies as it is focused on providing a solution that generally meets the needs of all business users. As of December 31, 2014, the Company’s global partner network was comprised of more than 1,700 partners in over 100 countries. No individual partner represented more than 2% of the Company’s revenues in the fiscal years ended December 31, 2014 and 2013 and no individual partner represented more than 3% of the Company’s revenues in the fiscal year ended December 31, 2012.

Concentration of Credit Risk

The Company’s principal financial instruments subject to potential concentration of credit risk are cash and cash equivalents and accounts receivable, which are unsecured. The Company’s cash and cash equivalents are maintained at various financial institutions across multiple geographies. Deposits held with banks may at times exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, management believes they bear minimal risk. Concentration of credit risk with respect to trade accounts receivables is generally limited by a large customer base and its geographic dispersion. The Company believes it has a diverse customer base consisting of Fortune 500 corporations, universities, large international companies and other smaller businesses. As of and for the years ended December 31, 2014, 2013 and 2012, there were no significant concentrations with respect to the Company’s consolidated revenue or accounts receivable.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows: three years for computers and equipment and five years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the asset’s useful life or the remaining term of the lease.

Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance and repairs are charged to expense as incurred. When property is retired or otherwise disposed of, the costs and accumulated depreciation are removed from the accounts. Any resulting gain or loss is recognized concurrently.

Long-lived Assets

The Company considers whether indicators of impairment of long-lived assets held for use, including identified intangible assets, are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amount, and if so, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their fair value. No circumstances or events indicated impairment to long-lived assets during the years ended December 31, 2014, 2013 or 2012.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets acquired. The Company tests goodwill for impairment annually on October 1, or whenever events or changes in circumstances indicate an impairment. The guidance for goodwill requires impairment testing based on reporting units. The Company periodically evaluates its business and has determined that it continues to operate in one segment, which it considers its sole reporting unit. If it is determined that an impairment has occurred, the Company will record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. Although the Company believes goodwill is appropriately stated in the consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance. There was no impairment during the years ended December 31, 2014, 2013 and 2012.

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

For each arrangement, the Company recognizes revenue when (a) persuasive evidence of an arrangement exists, such as a signed contract or purchase order; (b) delivery of the product has occurred and there are no remaining obligations or substantive customer acceptance provisions; (c) the fee is fixed or determinable; and (d) collection of the fee is deemed reasonably assured. Delivery is considered to have occurred upon electronic transfer of the license key that provides immediate availability of the product to the purchaser.

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

Cost of professional services revenue is primarily comprised of the costs associated with professional services personnel, consultants and subcontractors that provide consulting and training services to the Company’s customers.

Product Warranties

Substantially all of the Company’s software products are covered by a standard warranty of up to 120 days. In the event of a failure of software covered by this warranty, the Company must repair or replace the software or, if those remedies are insufficient, provide a refund. To date, the Company has not been required to record any reserve or revise any of the Company’s assumptions or estimates used in determining its warranty allowance. If the historical data the Company uses to calculate the adequacy of the warranty allowance is not indicative of future requirements, a warranty reserve may be required.

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

Advertising

Advertising costs are charged to operations as incurred and include direct marketing, events, public relations, sales collateral materials and partner programs. Advertising expense was approximately $27.5 million, $22.5 million and $21.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The Company uses a more-likely-than-not recognition threshold based on the technical merits of tax positions taken. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more-likely-than-not to be realized upon ultimate settlement in the financial statements. The Company recognizes interest and penalties related to income tax matters in the provision for income taxes.

Stock-Based Compensation

The Company recognizes the cost of stock-based compensation based on the fair value of those awards at the date of grant over the requisite service period on a straight-line basis. The Company uses the Black-Scholes-Merton (“Black-Scholes”) option pricing model to determine the fair value of common stock option awards and Stock-settled Stock Appreciation Rights (“SSARs”). The fair value of a restricted stock unit is determined by using the closing price of the Company’s common stock on the date of grant. The fair value of Maximum Value Stock-settled Stock Appreciation Rights (“MVSSSARs”) is determined by utilizing a lattice model under the option-pricing method. Stock-based compensation plans, related expenses and assumptions used in the Black-Scholes option-pricing model and the lattice model under the option-pricing method are more fully described in Note 11 to these audited consolidated financial statements. Stock-based compensation expense is recorded within cost of revenue, sales and marketing, research and development and general and administrative expenses in the consolidated statements of operations.

The following table sets forth the total stock-based compensation expense included in the consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cost of revenue	$2,804	$2,854	$1,651
Sales and marketing	17,911	13,374	10,337
Research and development	3,876	3,386	2,058
General and administrative	11,441	9,304	5,269

	$36,032	$28,918	$19,315

Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except share and per share data)
Basic net income (loss) per common share calculation:
Net income (loss) attributable to common shares	$(24,631)	$(9,979)	$3,839
Weighted average common shares outstanding	89,886,403	87,702,222	85,423,074

Basic net income (loss) per common share	$(0.27)	$(0.11)	$0.04

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except share and per share data)
Diluted net income (loss) per common share calculation:
Net income (loss) attributable to common shares	$(24,631)	$(9,979)	$3,839
Weighted average shares used to compute basic net income (loss) per share	89,886,403	87,702,222	85,423,074
Effect of potentially dilutive securities:
Common stock options, SSARs, restricted stock units and MVSSSARs	—	—	2,217,770

Weighted average shares used to compute diluted net income (loss) per share	89,886,403	87,702,222	87,640,844

Diluted net income (loss) per common share	$(0.27)	$(0.11)	$0.04

Diluted net income (loss) per common share for the periods presented does not reflect the potential issuance of common shares underlying the following securities as the effect would be anti-dilutive:

	Year Ended December 31,
	2014	2013	2012
Common stock options	9,820,583	9,796,816	2,515,661
SSARs	276,837	—	—
Restricted stock units	1,014,914	372,452	126,020
MVSSSARs	467,710	356,867	16,478

Total	11,580,044	10,526,135	2,658,159

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP. ASU 2014-09 is effective for the Company beginning on January 1, 2017 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. The Company is currently evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements and has not yet selected a transition method, nor has it determined the effect of the standard on its ongoing financial reporting.

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

Vizubi

On December 23, 2014, the Company acquired all of the outstanding shares of Vizubi Software Srl, an Italian company, and all of the outstanding shares of Vizubi, Inc., a U.S. corporation (collectively “Vizubi”). Vizubi’s NPrinting product allows organizations to create visually-appealing reports with drag-and-drop simplicity, in a variety of popular formats, using data and analytics from QlikView. The Company purchased Vizubi for a total maximum purchase price of approximately $21.3 million. The Company paid approximately $6.8 million to the sellers at closing. In addition, the preliminary purchase price includes approximately $2.8 million of deferred payments to be made in first quarter of 2015. The total maximum purchase price also includes approximately $11.7 million of contingent consideration payable upon the achievement of certain product development milestones and financial targets as set forth in the purchase agreement governing the transaction. At the purchase date, the Company preliminarily estimated the fair value of the contingent consideration at approximately $9.0 million, and therefore, this amount was included in the preliminary purchase price. The contingent consideration is payable at various intervals through December 31, 2017. The results of operations and financial position of Vizubi are included in the Company’s consolidated financial statements from and after the date of acquisition. The inclusion of Vizubi did not have a material impact on the Company’s consolidated financial results for the year ended December 31, 2014.

The total preliminary purchase price at December 23, 2014 is summarized in the following table (in thousands):

Amount of cash paid	$6,825
Deferred purchase price	2,770
Fair value of contingent consideration	8,992

Total preliminary purchase price	$18,587

The following table summarizes the preliminary estimated fair values of the assets acquired and the liabilities assumed at December 23, 2014 (in thousands):

Intangible assets	$9,577
Goodwill	10,222
Cash	1,088
Accounts receivable	1,671
Other assets	72
Liabilities assumed	(1,036)
Deferred tax liability	(3,007)

Total preliminary purchase price	$18,587

The Company preliminarily allocated approximately $9.6 million of the purchase price to finite-lived intangible assets, of which the Company estimated approximately $7.9 million was related to developed technology, approximately $1.3 million was related to customer relationships and approximately $0.4 million was related to trade name. The value assigned to Vizubi’s developed technology was determined by using the excess earnings method. Under this method, the value of the developed technology is a function of the estimated obsolescence curve of the developed technology as of the corresponding valuation date, the expected future net cash flows generated by the developed technology and the discount rate that reflects the level of risk associated with receiving future cash flows attributable to the developed technology. The identified finite intangible assets will be amortized over their estimated useful life. The fair value of the contingent consideration was determined using a discounted cash flow model. Under this model, the fair value of the contingent consideration is a function of the probability of achieving the milestones, the estimated achievement date of the milestones and the discount rate that reflects the level of risk associated with the liability. After preliminarily allocating the purchase price to the assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, the Company recorded goodwill of approximately $10.2 million related to this acquisition. Goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. The Company believes the goodwill related to the acquisition was a result of the expected synergies to be realized from combining operations and is not expected to be deductible for income tax purposes.

The Company is still finalizing the purchase price allocation including the valuation of intangible assets acquired and liabilities assumed related to the acquisition. The items pending finalization include the valuation of acquired intangible assets, the assumed deferred revenue and the evaluation of deferred income taxes. The Company expects to complete this purchase price allocation during the first quarter of 2015.

DataMarket

On October 21, 2014, the Company acquired all of the outstanding shares of DataMarket ehf. (“DataMarket”), an Icelandic company. DataMarket specializes in the provisioning of data for analysis. The Company purchased DataMarket for a total maximum purchase price of approximately $13.3 million. The Company paid approximately $11.5 million to the sellers at closing. In addition, the preliminary purchase price includes approximately $0.1 million of deferred payments to be made in first quarter of 2015. The total maximum purchase price also includes approximately $1.7 million of contingent consideration payable upon the achievement of certain product development milestones and financial targets as set forth in the purchase agreement governing the transaction. At the purchase date, the Company estimated the fair value of the contingent consideration at approximately $1.6 million, and therefore, this amount was included in the preliminary purchase price. The contingent consideration is payable at various intervals through September 30, 2017. The results of operations and financial position of DataMarket are included in the Company’s consolidated financial statements from and after the date of acquisition. The inclusion of DataMarket did not have a material impact on the Company’s consolidated financial results for the year ended December 31, 2014.

The total preliminary purchase price at October 21, 2014 is summarized in the following table (in thousands):

Amount of cash paid	$11,531
Deferred purchase price	106
Fair value of contingent consideration	1,567

Total preliminary purchase price	$13,204

The following table summarizes the preliminary estimated fair values of the assets acquired and the liabilities assumed at October 21, 2014 (in thousands):

Intangible assets	$3,911
Goodwill	9,876
Cash	23
Accounts receivable	98
Other assets	87
Deferred tax asset	393
Liabilities assumed	(402)
Deferred tax liability	(782)

Total preliminary purchase price	$13,204

The Company preliminarily allocated approximately $3.9 million of the purchase price to finite-lived intangible assets, of which approximately $2.8 million was related to developed technology, approximately $1.0 million was related to customer relationships and approximately $0.1 million was related to trade name. The value assigned to DataMarket’s developed technology was determined by using the excess earnings method. Under this method, the value of the developed technology is a function of the estimated obsolescence curve of the developed technology as of the corresponding valuation date, the expected future net cash flows generated by the developed technology and the discount rate that reflects the level of risk associated with receiving future cash flows attributable to the developed technology. The Company amortizes the developed technology on a straight-line basis over an estimated useful life of eight years and the Company amortizes the customer relationships and trade name on a straight-line basis over an estimated useful life of four years. The fair value of the contingent consideration was determined using a discounted cash flow model. Under this model, the fair value of the contingent consideration is a function of the probability of achieving the milestones, the estimated achievement date of the milestones and the discount rate that reflects the level of risk associated with the liability. After preliminarily allocating the purchase price to the assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, the Company recorded goodwill of approximately $9.9 million related to this acquisition. Goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. The Company believes the goodwill related to the acquisition was a result of the expected synergies to be realized from combining operations and is not expected to be deductible for income tax purposes.

The Company is still finalizing the purchase price allocation including the valuation of intangible assets acquired and liabilities assumed related to the acquisition. The items pending finalization include the valuation of acquired intangible assets and the evaluation of deferred income taxes. The Company expects to complete this purchase price allocation during the first quarter of 2015.

QlikTech Italy

On October 3, 2013, the Company acquired the ongoing operations of its Italian master reseller (“QlikTech Italy”) that specializes in the distribution of QlikView software and provides maintenance and consulting services related to that software. The Company purchased QlikTech Italy for a total maximum purchase price of approximately 7.5 million euros (approximately $10.2 million based on an exchange rate of 1.355 on October 3, 2013). The total maximum purchase price included approximately $1.4 million of contingent consideration payable upon the achievement of certain revenue targets as set forth in the purchase agreement. At the purchase date, the Company estimated that approximately $0.2 million of contingent consideration would be payable based upon the achievement of certain revenue targets, and therefore, this amount was included in the preliminary purchase price. The results of operations and financial position of QlikTech Italy are included in the Company’s consolidated financial statements from and after the date of acquisition. The inclusion of QlikTech Italy did not have a material impact on the Company’s consolidated financial results for the year ended December 31, 2013. Had the acquisition occurred as of the beginning of the periods presented in these consolidated financial statements, the pro forma statements of operations would not be materially different than the consolidated statements of operations presented.

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

NComVA

On May 2, 2013, the Company acquired all of the outstanding shares of NComVA AB (“NComVA”), a Swedish software company that specializes in advanced visualization technology, for a purchase price of approximately 70.4 million Swedish kronor (approximately $10.9 million based on an exchange rate of 0.155 at May 2, 2013). The acquisition of NComVA is expected to expand the use of the Company’s software products by providing expertise and capabilities in advanced visualization and analysis to pair with QlikView’s associative approach to delivering a deeper understanding of data, especially when multiple data sources are analyzed together. The results of operations and financial position of NComVA are included in the Company’s consolidated financial statements from and after the date of acquisition. The inclusion of NComVA did not have a material impact on the Company’s consolidated financial results for the year ended December 31, 2013. Had the acquisition occurred as of the beginning of the periods presented in these consolidated financial statements, the pro forma statements of operations would not be materially different than the consolidated statements of operations presented.

The purchase price for the acquisition of NComVA was approximately $10.9 million. The Company paid approximately $4.9 million of the purchase price to the sellers at closing. In addition, the purchase price includes approximately $2.7 million of deferred payments, which are expected to be made in July 2015, and up to approximately $3.3 million of contingent cash consideration, approximately $1.2 million of which was paid in October 2013 and approximately $2.1 million of which was paid in July 2014 upon the achievement of certain product development milestones. The range of undiscounted amounts the Company may be required to pay for the contingent cash consideration was estimated to be between zero and approximately $3.3 million. The Company estimated that the attainment of these product development milestones was considered highly probable on the purchase date. Accordingly, the Company included approximately $3.3 million of the contingent cash consideration within the purchase price.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at May 2, 2013 based on an exchange rate of 0.155 (in thousands):

Cash	$517
Other assets	18
Liabilities assumed	(473)

Net assets acquired	$62

Deferred tax liability	(1,605)
Intangible assets	7,296
Goodwill	5,124

Total purchase price	$10,877

The finite-lived intangible assets relate to acquired technology. The value assigned to NComVA’s acquired technology was determined by employing the cost savings method. Under this method, the value of the acquired technology is determined by calculating the present value of the cost savings that the business expects to make as a result of owning the asset. The Company amortizes the acquired technology on a straight-line basis over an estimated useful life of five years. The amortization of intangible assets is not expected to be deductible for income tax purposes. Accordingly, a deferred tax liability was recorded as part of the purchase price.

Goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. The Company believes the goodwill related to the acquisition was a result of the expected synergies to be realized from combining operations and is not expected to be deductible for income tax purposes.

(4)	Goodwill and Other Intangible Assets

The Company tests goodwill resulting from acquisitions for impairment annually on October 1, or whenever events or changes in circumstances indicate an impairment. There was no impairment in the years ended December 31, 2014, 2013 or 2012.

The following table provides a rollforward of the Company’s goodwill:

	2014	2013
	(in thousands)
Balance at January 1	$21,233	$7,367
Acquisitions	20,098	13,943
Impact of foreign currency translation	(2,629)	(77)

Balance at December 31	$38,702	$21,233

The following table provides information regarding the Company’s intangible assets subject to amortization:

	December 31, 2014			December 31, 2013
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
	(in thousands)
Acquired technology	$21,740	$(4,885)	$16,855	$13,442	$(3,020)	$10,422
Customer relationships and other identified intangible assets	4,790	(923)	3,867	2,775	(690)	2,085
Trade names	766	(293)	473	391	(203)	188

Total	$27,296	$(6,101)	$21,195	$16,608	$(3,913)	$12,695

Amortization of intangible assets was approximately $3.0 million, $2.3 million and $0.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. The estimated aggregate amortization expense for each of the succeeding years is as follows: approximately $4.5 million in 2015; $4.4 million in 2016; $3.9 million in 2017; $2.6 million in 2018; $1.5 million in 2019; and $4.3 million thereafter. The weighted average amortization period for all intangible assets is approximately 6.2 years. The weighted average amortization periods for acquired technology is approximately 6.3 years, customer relationships and other identified intangible assets is approximately 6.0 years and trade names is approximately 3.5 years.

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

The Company is exposed to certain risks related to its ongoing business operations, including the fluctuation of foreign currency exchange rates. The Company uses short-term foreign currency forward contracts as part of its strategy to manage these risks, but does not hold or issue these or any other types of derivative instruments for trading purposes or speculation. The Company uses these short-term foreign currency forward contracts to manage foreign currency exchange rate risks related to certain intercompany borrowings. The Company executes these instruments with financial institutions that hold an investment grade credit rating. These short-term foreign currency forward contracts do not meet the requirements for hedge accounting and are recorded on the Company’s balance sheet as either an asset or liability measured at their fair value as of the reporting date. The changes in the fair value of derivative instruments, as measured using the three-level hierarchy described above, are recognized in other expense, net, in the Company’s audited consolidated statements of operations.

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company. The following table sets forth the Company’s assets and liabilities that were measured at fair value as of December 31, 2014 and 2013, by level within the fair value hierarchy:

	Amounts at Fair Value	Fair Value Measurement Using
		Level 1	Level 2	Level 3
	(in thousands)
As of December 31, 2014
Assets
Cash and cash equivalents	$244,018	$244,018	$—	$—
Liabilities
Accrued contingent consideration	$10,492	$—	$—	$10,492
Foreign currency contracts	$908	$—	$908	$—
As of December 31, 2013
Assets
Cash and cash equivalents	$227,693	$227,693	$—	$—
Liabilities
Accrued contingent consideration	$2,263	$—	$—	$2,263

The fair value of the Company’s foreign currency short-term forward contracts is determined using Level 2 observable market inputs, including quoted pricing intervals from public data sources, to extrapolate forward points to be added to or subtracted from the closing market spot rate on the reporting date, and then are discounted to present value. As of December 31, 2014, the Company had one short-term foreign currency forward contract outstanding to sell Swedish kronor with a notional value of $107.0 million U.S. dollars. As of December 31, 2014, the unrealized loss on the Company’s short-term foreign currency forward contract was approximately $0.9 million and is recorded within accrued expenses on the audited consolidated balance sheet. At December 31, 2013, the Company had no foreign currency forward contracts outstanding.

A reconciliation of the beginning and ending balances of acquisition related accrued contingent consideration using significant unobservable inputs (Level 3) for the year ended December 31, 2014 follows (in thousands):

Accrued contingent consideration as of December 31, 2013	$2,263
Acquisition date fair value of contingent consideration	10,558
Change in fair value of contingent consideration	(18)
Payment of contingent consideration	(2,311)

Accrued contingent consideration as of December 31, 2014	$10,492

The accrued contingent consideration liability is related to acquisition related contingent consideration. During the year ended December 31, 2014, the Company recorded approximately $10.6 million that is payable based on the achievement of certain product development milestones and financial targets related to the DataMarket and Vizubi acquisitions. During the year ended December 31, 2014, the Company revised its estimate of the amount of contingent consideration that it expected to be payable in connection with its October 2013 acquisition of QlikTech Italy, and accordingly recorded an increase of approximately $0.2 million to the fair value of the contingent consideration liability. In addition, during the year ended December 31, 2014, the change in fair value of the contingent consideration includes a foreign currency translation gain of approximately $0.2 million. During the year ended December 31, 2014, the Company paid approximately $2.0 million of contingent consideration related to the May 2013 acquisition of NComVA and approximately $0.3 million related to the October 2013 acquisition of QlikTech Italy.

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill. These items are recognized at fair value in the period in which an acquisition is completed, or when they are considered to be impaired. During the year ended December 31, 2014, the Company completed the acquisition of DataMarket and Vizubi (See Note 3), and recorded the fair value of the assets acquired and liabilities assumed on the date of acquisition. During the year ended December 31, 2013, the Company completed the acquisition of NComVA and QlikTech Italy (See Note 3), and recorded the fair value of the assets acquired and liabilities assumed on the date of acquisition. These non-recurring fair value measurements, primarily for intangible assets acquired, were based on Level 3 unobservable inputs. There were no other non-recurring fair value adjustments recorded during the years ended December 31, 2014 and 2013.

(6)	Property and Equipment, net

The following is a summary of property and equipment, net for the period indicated:

	December 31,
	2014	2013
	(in thousands)
Computers and equipment	$26,357	$20,298
Furniture and fixtures	9,688	7,854
Leasehold improvements	11,450	7,100

	47,495	35,252
Less: accumulated depreciation	(21,040)	(13,752)

Total	$26,455	$21,500

Depreciation and amortization expense relating to property and equipment totaled approximately $8.4 million, $5.7 million and $4.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(7)	Provision for Income Taxes

The effective tax rates for the years ended December 31, 2014, 2013 and 2012 were (130.1%), 1208.8% and 67.3%, respectively.

Income (loss) before provision for income taxes is allocated as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
U.S. operations	$6,556	$(2,259)	$(3,452)
Foreign operations	(17,258)	3,159	15,191

Income (loss) before provision for income taxes	$(10,702)	$900	$11,739

Provision (benefit) for income taxes is comprised of the following:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Current
U.S. federal	$4,392	$2,524	$2,772
State and local	431	390	485
Foreign	12,108	10,411	5,295

	$16,931	$13,325	$8,552

Deferred
U.S. federal	$—	$—	$—
State and local	—	—	—
Foreign	(3,002)	(2,446)	(652)

	$(3,002)	$(2,446)	$(652)

Total
U.S. federal	$4,392	$2,524	$2,772
State and local	431	390	485
Foreign	9,106	7,965	4,643

	$13,929	$10,879	$7,900

The provision for income taxes differs from the amount of taxes determined by applying the U.S. federal statutory income tax rate to income before the provision for income taxes as a result of the following:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
U.S. federal statutory income tax	$(3,638)	$306	$3,991
Increase (reduction) in income taxes resulting from:
Effect of foreign operations	7,690	4,499	(1,394)
Change in valuation allowance	8,075	2,195	3,564
State and local income taxes, net of federal income tax benefit	284	257	320
Permanent differences	2,247	3,236	1,792
Unrecognized tax benefits	(909)	(192)	(453)
Other	180	578	80

Total	$13,929	$10,879	$7,900

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2014	December 31, 2013
	(in thousands)
Deferred tax assets:
Accrued expenses	$3,569	$2,705
Foreign tax credits	3,692	2,436
Stock-based compensation	13,997	9,430
Other assets	4,105	2,448
Net operating loss carryforwards	7,785	5,873

Total gross deferred tax assets	33,148	22,892
Less: valuation allowance	(21,993)	(15,280)

Net deferred tax assets	11,155	7,612
Deferred tax liabilities:
Depreciation and amortization	(8,939)	(4,707)
Other	(633)	(350)

Total deferred tax liabilities	(9,572)	(5,057)

Total net deferred tax assets	$1,583	$2,555

As reported
Deferred tax assets, current	$2,082	$1,886
Deferred tax assets, non-current	3,015	2,107
Deferred tax liabilities, current	(37)	(544)
Deferred tax liabilities, non-current	(3,477)	(894)

Total net deferred tax assets	$1,583	$2,555

The following table summarizes the changes in the Company’s valuation allowance on deferred tax assets for the period indicated:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Balance at the beginning of the period	$15,280	$18,667	$7,903
Amounts charged to expense	8,075	2,195	3,564
Acquisition related	—	—	7,436
Change in valuation allowance due to liquidiation of subsidiary	—	(5,361)	—
Other decreases	(1,362)	(221)	(236)

Balance at the end of the period	$21,993	$15,280	$18,667

In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized in the near term. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based upon the level of historical taxable income and projection for future taxable income during the periods in which the temporary differences become deductible, the Company determined it is not more-likely-than-not that all U.S. and Swedish deferred tax assets will be realized. Therefore, the Company has recorded a full valuation allowance against all U.S. and Swedish deferred tax assets as of December 31, 2014.

For jurisdictions outside of the U.S. and Sweden, based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible as of December 31, 2014, management believes it is more-likely-than-not that the Company will realize the benefits associated with the deductible differences in these foreign jurisdictions. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

As of December 31, 2014, the Company has approximately $6.4 million of U.S. federal net operating loss carry forwards, approximately $23.1 million of state net operating loss carry forwards and approximately $23.0 million of foreign net operating loss carry forwards. The majority of the foreign net operating losses carry forward indefinitely. The net operating loss carry forwards in the U.S. will expire, if unused, in 2031. The Company also has approximately $2.3 million of federal tax credits that will expire, if unused, between 2017 and 2020.

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

In addition to the aforementioned net operating loss carry forwards, the Company has approximately $127.9 million in cumulative income tax deductions from the exercise of common stock options and the vesting of restricted stock units, which have expiration periods beginning in 2030 through 2033. The income tax benefit for these carryforwards will be recorded in additional paid-in-capital when realized. Since the Company was able to reduce actual cash income taxes for U.S. federal and state purposes and in certain foreign jurisdictions, the realization of approximately $6.4 million, $4.0 million and $4.8 million of income tax savings was recognized as a benefit to additional paid-in-capital during the years ended December 31, 2014, 2013 and 2012, respectively.

The Company does not recognize tax benefits that are not more-likely-than-not to be supported based upon the technical merits of the tax position taken. In assessing its unrecognized tax benefits, the Company has analyzed its tax return filing positions in all of the federal, state and foreign filing jurisdictions where it is required to file income tax returns, as well as all open years in those jurisdictions.

The following table indicates the changes to the Company’s unrecognized tax benefits:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Balance at beginning of period	$2,341	$2,435	$2,871
Expiration of statute of limitations for the assessment of taxes	(195)	(211)	(333)
Increase related to current tax year	—	126	124
Decrease related to prior tax years	(454)	—	(244)
Decrease as a result of settlements	(85)	—	—
Foreign currency translation adjustments	(141)	(9)	17

Balance at end of period	$1,466	$2,341	$2,435

Of the Company’s unrecognized tax benefits, approximately $1.5 million would affect the Company’s effective tax rate in the period recognized. The Company does not expect its unrecognized tax benefit liability to change significantly over the next 12 months. The Company recognizes interest and penalties as a component of income tax expense in the consolidated statement of operations. In each of the years ended December 31, 2013 and 2012, the Company recorded less than $0.1 million in interest and penalties in income tax expense. As of December 31, 2014, there was no accrued interest and penalties.

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

The Company and its subsidiaries file U.S. federal income tax returns, as well as income tax returns in multiple U.S. state and foreign jurisdictions. Because of net operating losses, which were used in the 2009 tax return, the Company’s U.S. federal tax returns for 2003 and later years remain subject to examination. The Company is subject to non-U.S. income tax examinations for the tax years 2009 through 2014.

The Company expects the earnings of its foreign subsidiaries will continue to be reinvested indefinitely. Accordingly, at December 31, 2014, no provision has been made for U.S. federal and state income taxes on these foreign earnings of approximately $32.7 million. Upon distribution of these earnings, in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and a minimal amount of foreign withholding taxes under current withholding tax rules. The determination of the amount of unrecognized deferred U.S. income tax on these earnings is not practicable because of the complexities with the hypothetical calculations.

(8)	Capital Stock

The Company’s authorized capital consists of 300,000,000 shares of Common Stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

Common Stock

Outstanding shares. At December 31, 2014, the Company had outstanding 90,852,434 shares of Common Stock.

As of December 31, 2014, there were 9,820,583 shares of Common Stock subject to outstanding options, 276,837 shares of Common Stock subject to outstanding SSARs, 1,014,914 shares of Common Stock issuable upon vesting of restricted stock units outstanding and 467,710 shares of Common Stock issuable for MVSSSARs based on the value equal to the difference between the exercise price and the then current market price, subject to a predetermined cap.

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

Preferred Stock

At December 31, 2014 and 2013, the Company had no shares of preferred stock outstanding.

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

Litigation

The Company is party to routine litigation incidental to the ordinary course of its business and may from time to time become subject to additional proceedings or additional claims or remedies sought in current proceedings. These actions typically seek, among other things, breach of contract or employment-related damages, intellectual property claims for damages, punitive damages, civil penalties or other losses or declaratory relief. Although there can be no assurance as to the outcome of any such proceedings, the Company does not believe any of the proceedings currently pending, if determined adverse, would individually or in the aggregate have a material adverse effect on the Company’s business, operating results or financial condition.

The Company’s intellectual property is an essential element of its business. The Company owns registered trademarks for “Qlik,” “QlikTech,” “Qlik® Sense,” “QlikView” and the Company’s logos. The Company relies on a combination of copyright, trademark, trade dress and trade secrecy laws, as well as confidentiality procedures and contractual restrictions, to establish and protect the Company’s proprietary rights both domestically and abroad. These laws, procedures and restrictions provide only limited protection. As of December 31, 2014, the Company had eight issued U.S. patents and had nine pending applications for U.S. patents. In addition, as of December 31, 2014, the Company had 21 issued and 21 pending applications for foreign patents. Any future patents issued to the Company may be challenged, invalidated or circumvented. Any patents that might be issued in the future, with respect to pending or future patent applications may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. The Company endeavors to enter into agreements with the Company’s employees and contractors and with parties with whom the Company does business in order to limit access to and disclosure of the Company’s proprietary information.

Leases

The Company conducts its operations in leased facilities under leases expiring at various dates through 2022. Rent expense was approximately $14.7 million, $12.7 million and $11.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Year ending December 31:
2015	$16,662
2016	14,523
2017	12,884
2018	11,471
2019	7,935
Thereafter	9,749

Total future minimum lease payments	$73,224

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

The following geographic data includes revenues generated by subsidiaries located within that geographic region. The Company’s revenues were generated in the following geographic regions for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
The Americas	$202,124	$174,510	$135,008
Europe	289,288	249,109	216,564
Rest of world	65,385	46,831	36,965

Consolidated total	$556,797	$470,450	$388,537

During the year ended December 31, 2014, sales from customers in the U.S. and the United Kingdom were approximately $160.5 million and $57.7 million, respectively. During the year ended December 31, 2013, sales from customers in the U.S. and the United Kingdom were approximately $139.7 million and $42.3 million, respectively. During the year ended December 31, 2012, sales from customers in the U.S. and the United Kingdom were approximately $108.3 million and $39.1 million, respectively.

The following geographic data includes property and equipment, net based on physical location within that geographic region.

	As of December 31,
	2014	2013
	(in thounsands)
The Americas	$16,111	$11,117
Europe	8,186	9,190
Rest of world	2,158	1,193

Consolidated total	$26,455	$21,500

As of December 31, 2014, property and equipment, net held in the U.S. and Sweden were approximately $15.7 million and $4.6 million, respectively. As of December 31, 2013, property and equipment, net held in the U.S. and Sweden were approximately $10.6 million and $5.2 million, respectively.

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

The Company’s 2010 Equity Incentive Plan (“2010 Plan”) took effect on the effective date of the registration statement, July 16, 2010, for the Company’s IPO. The Company initially reserved 3,300,000 shares of its common stock for issuance under the 2010 Plan. The number of shares reserved for issuance under the 2010 Plan will be increased automatically on January 1st of each year by a number equal to the smallest of (i) 3,300,000 shares; (ii) 3.75% of the shares of common stock outstanding at that time; or (iii) a number of shares determined by the Company’s Board of Directors. As of December 31, 2014, there were 3,213,021 shares available for grant under the 2010 Plan. In February 2015, the number of shares of common stock authorized for issuance under the 2010 Plan was automatically increased by 3,300,000 shares.

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

Common Stock Options and SSARs

The Company uses the Black-Scholes option-pricing model to value common stock option awards and SSARs. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected term of the stock-based compensation awards and stock price volatility. The Company uses blended volatility to estimate expected volatility. Blended volatility includes a weighting of the Company’s historical volatility from the date of its IPO to the respective grant date and an average of the Company’s peer group historical volatility consistent with the expected term of the common stock option. The Company’s peer group volatility includes the historical volatility of certain companies that share similar characteristics in terms of revenue size and industry. The Company expects to continue to use a larger proportion of its own stock price volatility in future periods as the Company develops additional experience of its own common stock price fluctuations considered in relation to the expected term of the common stock option. For common stock options granted prior to the third quarter of 2013, the Company based the expected term on the simplified method. Beginning in the third quarter of 2013, the Company began using its historical activity related to common stock option exercises and post-vesting forfeitures in order to estimate the expected term of its common stock option awards, as the Company believes it now has a sufficient amount of experience to provide a reasonable basis for the calculation of the expected term. This change in estimate did not have a material impact on the results of operations for the years ended December 31, 2014 or 2013. The risk-free interest rate used to value common stock option awards is based on the U.S. Treasury yield curve with a remaining term equal to the expected term assumed at the grant date. The assumptions used in calculating the fair value of stock-based compensation awards represent management’s best estimate and involve inherent uncertainties and the application of management judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different in the future.

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

The following provides a summary of the common stock option activity for the Company as of the noted dates:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding as of January 1, 2014	9,796,816	$20.44	7.79

Granted	2,687,692	24.13	—
Exercised	(1,665,625)	11.55	—
Forfeited	(998,300)	23.77	—

Outstanding as of December 31, 2014	9,820,583	$22.62	7.70

Exercisable at December 31, 2014	4,650,768	$20.32	6.58
Vested and expected to vest at December 31, 2014	9,248,719	$22.51	7.64

The grant date weighted-average fair value per common stock option for the years ended December 31, 2014, 2013 and 2012 was approximately $9.89, $12.64 and $9.83, respectively. The total fair value of the common stock options that vested during the years ended December 31, 2014, 2013 and 2012 was approximately $25.9 million, $22.5 million and $14.3 million, respectively.

Proceeds from the exercise of common stock options were approximately $19.2 million, $23.1 million and $5.5 million for the years ended December 31, 2014, 2013, and 2012, respectively. The total intrinsic value of common stock options exercised during 2014, 2013 and 2012 was approximately $27.7 million, $51.9 million and $43.0 million, respectively. The aggregate intrinsic value of fully vested common stock options outstanding as of December 31, 2014 is approximately $49.5 million. In addition, the aggregate intrinsic value of common stock options expected to vest as of December 31, 2014 is approximately $78.1 million. As a result of option exercises in certain jurisdictions in which the exercise reduced taxable income, the Company recorded an excess tax benefit from stock-based compensation of approximately $6.4 million, $4.0 million and $4.8 million for the years ended December 31, 2014, 2013, and 2012, respectively.

The following provides a summary of the SSARs activity for the Company as of the noted dates:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of January 1, 2014	—	$—
Granted	278,917	28.27
Exercised	—	—
Forfeited	(2,080)	27.00

Outstanding as of December 31, 2014	276,837	$28.28

Exercisable at December 31, 2014	21,233	$27.00
Vested and expected to vest at December 31, 2014	261,493	$28.41

The grant date weighted-average fair value for SSARs granted during the year December 31, 2014 was approximately $11.38. For the years ended December 31, 2013 and 2012, the Company did not grant any SSARs.

The assumptions used in the Black-Scholes option-pricing model for common stock options and SSARs are as follows:

	Year Ended December 31,
	2014	2013	2012
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.5% - 1.8%	0.9% - 1.7%	0.8% - 1.2%
Expected volatility	41.8% - 44.9%	46.6% - 47.7%	46.7% - 47.5%
Expected term (all other grants, in years)	5.16 - 5.36	5.19 - 6.25	6.25

For the years ended December 31, 2014, 2013 and 2012, the Company recorded stock-based compensation expense of approximately $26.2 million, $23.9 million and $16.1 million, respectively, related to common stock option grants and SSARs. Included in stock-based compensation expense for the year ended December 31, 2013 and 2012 is a charge of approximately $0.9 million and $1.3 million, respectively, related to the modifications of certain common stock option awards of former employees.

As of December 31, 2014, there was approximately $48.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested employee and non-employee director common stock options and SSARs. The remaining cost is expected to be recognized over a weighted-average period of approximately 2.5 years.

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

The following provides a summary of the restricted stock unit activity for the Company as of the noted dates:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested as of January 1, 2014	372,452	$27.12

Granted	867,874	24.04
Vested	(159,566)	28.23
Forfeited	(65,846)	23.66

Unvested as of December 31, 2014	1,014,914	$24.54

For the years ended December 31, 2014, 2013 and 2012, the Company recorded stock-based compensation expenses of approximately $7.5 million, $3.1 million and $2.1 million, respectively, related to restricted stock units.

As of December 31, 2014, there was approximately $17.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock unit awards. The remaining cost is expected to be recognized over a weighted-average period of approximately 2.8 years.

Maximum Value Stock-settled Stock Appreciation Rights

The Company grants Maximum Value Stock-settled Stock Appreciation Rights (“MVSSSARs”) to its Swedish employees under the provisions of the 2010 Plan. MVSSSARs contain a predetermined cap on the maximum stock price at which point the instrument must be exercised. At exercise, employees holding MVSSSARs will receive shares of the Company’s common stock with a value equal to the difference between the exercise price and the current market price per share of the Company’s common stock, subject to a predetermined cap. The exercise price of MVSSSARs is determined by using the closing price of the Company’s common stock on the date of grant. Vesting is based on length of service. Stock-based compensation expense is amortized on a straight-line basis over the vesting period. The fair value of MVSSSARs is determined by utilizing a lattice model under the option-pricing method. The key inputs to the lattice model are the current price of the Company’s common stock, the fair value of the Company’s common stock at date of grant, the maximum fair value at which the MVSSSARs must be exercised, the vesting period, the contractual term, the volatility, the risk-free interest rate, the employment termination rate and assumptions with respect to early exercise behavior.

The following provides a summary of the MVSSSAR activity for the Company as of the noted dates:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of January 1, 2014	974,669	$25.81

Granted	515,009	24.93
Exercised	(117,826)	19.66
Forfeited	(106,401)	26.62

Outstanding as of December 31, 2014	1,265,451	$25.96

For the years ended December 31, 2014, 2013 and 2012, the Company recorded stock-based compensation expenses of approximately $2.3 million, $1.9 million and $1.1 million, respectively, related to MVSSSARs.

As of December 31, 2014, there was approximately $4.8 million of total unrecognized compensation cost related to unvested MVSSSARs. The remaining cost is expected to be recognized over a weighted-average period of approximately 2.5 years.

For the year ended December 31, 2014, the Company settled 117,826 MVSSSARs by issuing 38,152 shares of the Company’s common stock. For the year ended December 31, 2013, the Company settled 141,627 MVSSSARs by issuing 36,684 shares of the Company’s common stock. For the year ended December 31, 2011, the Company did not settle any MVSSSARs. If settlement of all outstanding MVSSSARs had occurred on December 31, 2014 at the predetermined cap on the maximum stock price at which point the instrument must be exercised, the Company would have issued 467,710 shares of the Company’s common stock.

(12)	Shares Reserved for Future Issuance

At December 31, 2014, the Company had reserved a total of its authorized shares of common stock for issuance under its equity incentive plan and other classes of stock for future issuance as follows:

Granted and outstanding stock options, SSARs, restricted stock units and MVSSSARs	11,580,044
Future issuance of stock options	3,213,021
Future issuance of preferred stock	10,000,000

In February 2015, the number of shares of common stock authorized for issuance under the 2010 Plan was automatically increased by 3,300,000 shares.

(13)	Benefits Plans

The Company sponsors a 401(k) savings plan covering substantially all U.S. employees who meet certain age and employment criteria. Employees may contribute up to the Internal Revenue Service maximum employee contribution each year. The Company has contributed up to a 3% non-elective contribution based on eligible employee earnings. The Company’s non-elective contributions are subject to a graded vesting schedule. The first 50% vests on the second anniversary of the employees hire date and the second 50% vest on the third anniversary of the employees hire date. In the foreign entities, the Company has defined contribution plans for the employees’ retirements who meet certain age, employment, and salary criteria. The Company’s benefit plans expense was approximately $14.1 million, $11.4 million and $8.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(14)	Comparison of Summarized Unaudited Quarterly Results

The following table sets forth certain unaudited quarterly financial information for fiscal 2014 and 2013. This data should be read together with the Company’s consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The Company has prepared the unaudited information on a basis consistent with its audited financial statements and have included all adjustments of a normal and recurring nature, which, in the opinion of management, are considered necessary to fairly present the Company’s revenue and operating expenses for the quarters presented. The Company’s historical operating results for any quarter are not necessarily indicative of results for any future period.

	For the Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(in thousands, execept per share data)
Consolidated statement of operations data:
Revenue	$96,548	$108,007	$104,100	$161,795	$111,112	$131,618	$131,284	$182,783
Cost of revenue	14,356	14,594	14,942	17,931	18,039	18,809	18,021	20,593

Gross profit	82,192	93,413	89,158	143,864	93,073	112,809	113,263	162,190
Total operating expenses	98,953	102,505	92,557	111,190	116,570	119,810	121,899	131,932

Income (loss) from operations	(16,761)	(9,092)	(3,399)	32,674	(23,497)	(7,001)	(8,636)	30,258
Other income (expense), net	(1,451)	(469)	64	(666)	(328)	(11)	(1,701)	214

Income (loss) before income taxes	$(18,212)	$(9,561)	$(3,335)	$32,008	$(23,825)	$(7,012)	$(10,337)	$30,472
Benefit (provision) for income taxes	5,006	1,512	6,330	(23,727)	(2,055)	(3,194)	(4,028)	(4,652)

Net income (loss)	$(13,206)	$(8,049)	$2,995	$8,281	$(25,880)	$(10,206)	$(14,365)	$25,820

Net income (loss) per common share:
Basic	$(0.15)	$(0.09)	$0.03	$0.09	$(0.29)	$(0.11)	$(0.16)	$0.29
Diluted	$(0.15)	$(0.09)	$0.03	$0.09	$(0.29)	$(0.11)	$(0.16)	$0.28

EXHIBIT INDEX

Exhibit Number	Description of Document

3.2 (4)	Restated Certificate of Incorporation of Registrant

3.4 (1)	Amended and Restated Bylaws of the Registrant

4.2 (2)	Form of Registrant’s Common Stock Certificate

4.3 (1)	Investors’ Rights Agreement, dated November 17, 2004 and as amended on various dates, by and among the Registrant, certain stockholders and the investors listed on the signature pages thereto

4.3.A (4)	Amendment and Waiver of Notice Agreement, dated June 11, 2010, by and among the Registrant and certain investors listed on the signature pages thereto

10.11† (3)	Amended and Restated Employment Agreement, dated June 1, 2010, by and between the Registrant and Lars Björk

10.13† (2)	Employment Agreement, dated May 2, 2005, by and between the Registrant and Leslie Bonney

10.13.A† (3)	Letter Agreement, dated June 1, 2010, by and between the Registrant and Leslie Bonney

10.14† (3)	Amended and Restated Employment Offer Letter, dated June 1, 2010, by and between the Registrant and Anthony Deighton

10.18† (1)	2004 Omnibus Stock Option and Award Plan

10.19† (1)	2007 Omnibus Stock Option and Award Plan

10.20† (1)	2010 Omnibus Equity Incentive Plan, as currently in effect

10.21† (1)	Form of Notice of Director Stock Unit Award under 2010 Omnibus Equity Incentive Plan

10.21A † (5)	Form of US Employee Notice of Stock Option Grant and Stock Option Agreement under 2010 Omnibus Equity Incentive Plan

10.21B † (5)	Form of International Employee Notice of Stock Option Grant and Stock Option Agreement under 2010 Omnibus Equity Incentive Plan

10.21D † (8)	Form of Swedish Employee Notice of Maximum Value Stock-Settled Stock Appreciation Right Grant and Award Agreement under 2010 Omnibus Equity Incentive Plan

10.21E † (8)	Form of Notice of Employee Restricted Stock Unit Award and Stock Unit Terms and Conditions

10.21F† (16)	Form of Notice of Stock Option Grant under 2010 Omnibus Equity Incentive Plan

10.21G† (16)	Form of Notice of Employee Stock Unit Award under 2010 Omnibus Equity Incentive Plan

10.27† (1)	Omnibus Stock Option and Award Plan Non-Qualified Stock Option Award Agreements granted to Lars Björk under the 2004 Omnibus Stock Option and Award Plan and the 2007 Omnibus Stock Option and Award Plan

10.27.A† (3)	Omnibus Stock Option and Award Plan Non-Qualified Stock Option Award Agreement granted to Lars Björk under the 2007 Omnibus Stock Option and Award Plan, dated May 21, 2010

10.28† (1)	2004 and 2009 Omnibus Stock Option and Award Plans and Sub-Plans for the UK Agreements granted to Leslie Bonney

10.28.A† (3)	2010 Omnibus Stock Option and Award Plan and Sub-Plan for the UK Agreement granted to Leslie Bonney, dated May 21, 2010

1

Exhibit Number	Description of Document

10.31† (3)	Omnibus Stock Option and Award Plan Non-Qualified Stock Option Award Agreement granted to John Gavin, Jr. under the 2007 Omnibus Stock Option and Award Plan

10.36 (1)	Lease, dated November 15, 2005, between the Registrant and Radnor Properties-SDC, L.P.

10.37 (1)	First Amendment to Lease, dated March 13, 2009, between the Registrant and Radnor Properties-SDC, L.P.

10.41 (6)	Second Amendment to Lease dated as of November 23, 2010, by and between Radnor Properties – SDC, L.P. and the Registrant

10.42 (5)	Translation of Transfer Agreement dated December 1, 2010 between QlikTech International AB and Sony Ericsson Mobile Communications AB (SEMC) and two separate lease agreements whereby SEMC leased property from Fastighets AB Remulus Lund 3

10.43 (9)	Translation of Lease Agreements dated June 23, 2011 between QlikTech International AB and Fastighets AB Remulus Lund 3

10.44 (10)	Third Amendment to Lease dated as of November 23, 2010 by and between Radnor Properties — SDC, L.P. and the Registrant

10.45 (7)	Fourth Amendment to Lease, dated August 13, 2013, by and between the Registrant and Radnor Properties-SDC, L.P.

10.46† (11)	Employment Offer Letter, dated May 31, 2013, by and between the Registrant and Diane Adams

10.47† (12)	Employment Offer Letter, dated June 2, 2013, by and between the Registrant and Timothy J. MacCarrick

10.50 (13)	Form of Indemnification Agreement

10.52† (17)	Executive Severance Plan

10.55 (14)	Fifth Amendment to Lease, dated February 25, 2014, by and between the Registrant and Radnor Properties-SDC, L.P.

10.56† (15)	Employment Offer Letter, dated April 17, 2014, by and between the Registrant and Eugene D. Jackson

10.57† (15)	2014 Executive Performance Award Plan

10.58† (15)	Form of Swedish Employee Notice of Stock-Settled Stock Appreciation Right Grant and Award Agreement under 2010 Omnibus Equity Incentive Plan

21.1*	List of subsidiaries of the Registrant (including jurisdiction of organization and names under which subsidiaries do business)

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2012, furnished in XBRL (eXtensible Business Reporting Language)).

2

†	Compensation arrangement
*	Filed herewith
**	The certification attached as Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.
(1)	Incorporated by reference to the same numbered exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-165844) filed on April 1, 2010.
(2)	Incorporated by reference to the same numbered exhibit to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (SEC File No. 333-165844) filed on May 27, 2010.
(3)	Incorporated by reference to the same numbered exhibit to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 (SEC File No. 333-165844) filed on June 4, 2010.
(4)	Incorporated by reference to the same numbered exhibit to the Registrant’s Amendment No. 4 to Registration Statement on Form S-1 (SEC File No. 333-165844) filed on June 28, 2010.
(5)	Incorporated by reference to the same numbered exhibit to the Registrant’s Annual Report on Form 10-K (SEC File No. 001-34803) filed on March 16, 2011.
(6)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 001-34803) filed on November 23, 2010.
(7)	Incorporated by reference to Exhibit 10.51 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 001-34803) filed on November 1, 2013.
(8)	Incorporated by reference to the same numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 001-34803) filed on August 5, 2011.
(9)	Incorporated by reference to Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 001-34803) filed on August 5, 2011.
(10)	Incorporated by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 001-34803) filed on August 5, 2011.
(11)	Incorporated by reference to Exhibit 10.47 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 001-34803) filed on August 2, 2013.
(12)	Incorporated by reference to Exhibit 10.48 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 001-34803) filed on August 2, 2013.
(13)	Incorporated by reference to Exhibit 10.45 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 001-34803) filed on August 2, 2013.
(14)	Incorporated by reference to the same numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 001-34803) filed May 2, 2014.
(15)	Incorporated by reference to the same numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 001-34803) filed August 1, 2014.
(16)	Incorporated by reference to the same numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 001-34803) filed October 31, 2014.
(17)	Incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K (SEC File No. 001-34803) filed February 28, 2014.

3