Form 10-Q
period 2015-03-31
QLIK TECHNOLOGIES INC
filed 2015-04-30
CIK 1305294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 24, 2015, there were 91,332,836 shares of the registrant’s common stock issued and outstanding.

ii

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

QLIK TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$281,056	$244,018
Accounts receivable, net of allowance for doubtful accounts of $1,591 and $1,783 respectively	142,564	203,766
Prepaid expenses and other current assets	16,394	19,901
Deferred income taxes	2,082	2,082

Total current assets	442,096	469,767

Property and equipment, net	26,163	26,455
Intangible assets, net	14,511	21,195
Goodwill	37,799	38,702
Deferred income taxes	3,125	3,015
Deposits and other noncurrent assets	5,321	2,835

Total assets	$529,015	$561,969

Liabilities and stockholders’ equity
Current liabilities:
Income taxes payable	$647	$2,139
Accounts payable	3,708	6,887
Deferred revenue	131,066	127,565
Accrued payroll and other related costs	39,842	53,674
Accrued expenses	34,428	40,712
Deferred income taxes	37	37

Total current liabilities	209,728	231,014

Long-term liabilities:
Deferred revenue	4,250	4,564
Deferred income taxes	2,135	3,477
Other long-term liabilities	14,062	14,422

Total liabilities	230,175	253,477

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 authorized, none issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized; 91,269,484 shares issued and outstanding at March 31, 2015 and 90,852,434 shares issued and outstanding at December 31, 2014	9	9
Additional paid-in capital	350,229	327,419
Accumulated deficit	(51,914)	(21,594)
Accumulated other comprehensive income	516	2,658

Total stockholders’ equity	298,840	308,492

Total liabilities and stockholders’ equity	$529,015	$561,969

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QLIK TECHNOLOGIES INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
Revenue:
License revenue	$54,807	$53,883
Maintenance revenue	52,670	45,845
Professional services revenue	12,787	11,384

Total revenue	120,264	111,112

Cost of revenue:
License revenue	1,972	1,506
Maintenance revenue	3,258	3,057
Professional services revenue	15,911	13,476

Total cost of revenue	21,141	18,039

Gross profit	99,123	93,073

Operating expenses:
Sales and marketing	76,641	72,763
Research and development	17,395	17,046
General and administrative	29,174	26,761

Total operating expenses	123,210	116,570

Loss from operations	(24,087)	(23,497)

Other income (expense), net:
Interest income, net	30	35
Foreign exchange gain (loss), net	1,395	(363)

Total other income (expense), net	1,425	(328)

Loss before income taxes	(22,662)	(23,825)

Provision for income taxes	(7,658)	(2,055)

Net loss	$(30,320)	$(25,880)

Net loss per common share
Basic and diluted	$(0.33)	$(0.29)

Weighted average number of common shares outstanding:
Basic and diluted	90,999,316	89,204,334

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QLIK TECHNOLOGIES INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended March 31,
	2015	2014
Net loss	$(30,320)	$(25,880)
Other comprehensive income:
Foreign currency translation	2,142	264

Total comprehensive loss	$(28,178)	$(25,616)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QLIK TECHNOLOGIES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(30,320)	$(25,880)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,359	2,569
Stock-based compensation expense	9,397	7,838
Excess tax benefit from stock-based compensation	(6,570)	(3,445)
Unrealized foreign currency loss, net	10,422	288
Other non-cash items	897	342
Changes in assets and liabilities:
Accounts receivable	50,709	37,737
Prepaid expenses and other assets	(158)	(3,542)
Deferred revenue	10,629	11,072
Accrued expenses and other liabilities	(12,348)	(7,610)

Net cash provided by operating activities	36,017	19,369

Cash flows from investing activities
Capital expenditures	(2,986)	(3,407)

Net cash used in investing activities	(2,986)	(3,407)

Cash flows from financing activities
Proceeds from exercise of common stock options	6,843	5,968
Excess tax benefit from stock-based compensation	6,570	3,445

Net cash provided by financing activities	13,413	9,413
Effect of exchange rates on cash and cash equivalents	(9,406)	211

Net increase in cash and cash equivalents	37,038	25,586
Cash and cash equivalents, beginning of period	244,018	227,693

Cash and cash equivalents, end of period	$281,056	$253,279

Supplemental cash flow information:

Cash paid during the period for income taxes	$1,904	$2,185

Non-cash investing activities:
Tenant improvement allowances received under operating leases	$—	$1,048

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QLIK TECHNOLOGIES INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

Qlik Technologies Inc. (“We”, “Qlik” or the “Company”) has pioneered powerful, user-driven business intelligence (“BI”) solutions that enable its customers to make better, faster and more informed business decisions, wherever they are. The Company’s software products help people create and share insights and analysis in groups and across organizations. Business users can explore data, ask and answer their own stream of questions and follow their own path to insight, or collaborate across teams and organizations. Through its wholly owned subsidiaries, the Company sells software solutions that are powered by the Company’s in-memory engine which maintains associations in data and calculates aggregations rapidly, as business users interact with the Company’s software. The Company’s software products are designed to give customers significant improvements in usability, flexibility and performance at lower costs compared to traditional BI solutions.

(2)	Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K (file number 001-34803), filed with the Securities and Exchange Commission (“SEC”) on February 27, 2015. Since the date of those financial statements, there have been no material changes to the Company’s significant accounting policies.

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated. Prior year amounts have been reclassified where appropriate to conform to the current year classification for comparative purposes.

Interim Financial Statements

These interim consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) on the same basis as the audited consolidated financial statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 27, 2015 and, in the opinion of management, include all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position at March 31, 2015, the results of operations and comprehensive loss for the three months ended March 31, 2015 and 2014 and cash flows for the three months ended March 31, 2015 and 2014. The results of operations for the three months ended March 31, 2015 and 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other future periods. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted under the SEC’s rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2014. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and, therefore, do not include all information and footnotes required by U.S. GAAP for complete financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company evaluates its estimates, including those related to the accounts receivable allowance, useful lives of long-lived assets, the recoverability of goodwill and other intangible assets, assessing fair values of assets and liabilities acquired in and contingent consideration related to business acquisitions, and assumptions used for the purpose of determining stock-based compensation expense and income taxes, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying value of assets and liabilities as well as reported revenues and expenses during the periods presented.

Foreign Currency Translation

The financial statements of the Company’s foreign operations are measured using the local currency as the functional currency. The local currency assets and liabilities are translated at the rate of exchange to the United States (“U.S.”) dollar on the balance sheet date and the local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the reporting periods. Foreign currency transaction gains (losses) have been reflected as a component of other income (expense), net within the Company’s consolidated statements of operations and foreign currency translation gains (losses) have been included as a component of the Company’s consolidated statements of comprehensive loss and accumulated other comprehensive income within the Company’s consolidated balance sheets.

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

The following table sets forth the total stock-based compensation expense included in the unaudited consolidated statements of operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Cost of revenue	$1,025	$556
Sales and marketing	4,670	4,107
Research and development	956	811
General and administrative	2,746	2,364

	$9,397	$7,838

Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands, except share and per share data)
Basic and diluted net loss per common share calculation:
Net loss	$(30,320)	$(25,880)

Weighted average common shares outstanding:
Basic and diluted	90,999,316	89,204,334

Net loss per common share:
Basic and diluted	$(0.33)	$(0.29)

Diluted net loss per common share for the three months ended March 31, 2015 and 2014 does not reflect the potential issuance of common shares underlying the following securities as the effect would be anti-dilutive:

	Three Months Ended March 31,
	2015	2014
Common stock options	9,408,119	9,003,348
SSARs	267,742	150,000
Restricted stock units	946,454	484,805
MVSSSARs	454,740	375,903

	11,077,055	10,014,056

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP. On April 1, 2015, the FASB proposed to extend the effective date of ASU 2014-09 from reporting periods beginning after December 15, 2016 to reporting periods beginning after December 15, 2017. Once the proposal is formally issued, the public will have 30 days to comment, after which the proposal will be decided upon. ASU 2014-09 can be adopted using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. The Company is currently evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements and has not yet selected a transition method, nor has it determined the effect of the standard on its ongoing financial reporting.

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

Vizubi

On December 23, 2014, the Company acquired all of the outstanding shares of Vizubi Software S.r.l., an Italian company, and all of the outstanding shares of Vizubi, Inc., a U.S. corporation (collectively “Vizubi”). Vizubi’s NPrinting product allows organizations to create visually-appealing reports with drag-and-drop simplicity, in a variety of popular formats, using data and analytics from QlikView. The Company purchased Vizubi for a total maximum purchase price of approximately $21.3 million. The Company paid approximately $6.8 million to the former Vizubi shareholders at closing. In addition, the preliminary purchase price includes approximately $2.7 million of deferred payments to be made in the second quarter of 2015. The total maximum purchase price also includes approximately $11.7 million of contingent consideration payable upon the achievement of certain product development milestones and financial targets as set forth in the purchase agreement governing the transaction. At the purchase date, the Company preliminarily estimated the fair value of the contingent consideration at approximately $9.0 million, and therefore, this amount was included in the preliminary purchase price. The contingent consideration is payable at various intervals through December 31, 2017. The results of operations and financial position of Vizubi are included in the Company’s consolidated financial statements from and after the date of acquisition. The inclusion of Vizubi did not have a material impact on the Company’s unaudited consolidated financial results for the three months ended March 31, 2015.

The total preliminary purchase price at December 23, 2014 is summarized in the following table (in thousands):

Amount of cash paid	$6,825
Deferred purchase price	2,746
Fair value of contingent consideration	8,992

Total preliminary purchase price	$18,563

The following table summarizes the preliminary estimated fair values of the assets acquired and the liabilities assumed at December 23, 2014 (in thousands):

Intangible assets	$5,301
Goodwill	12,651
Cash	1,088
Accounts receivable	1,671
Other assets	410
Liabilities assumed	(893)
Deferred tax liability	(1,665)

Total preliminary purchase price	$18,563

The Company revised its preliminary purchase price allocation to finite-lived intangible assets from approximately $9.6 million as of December 31, 2014 to approximately $5.3 million as of March 31, 2015, of which the Company estimated approximately $3.7 million was related to developed technology and approximately $1.6 million was related to customer relationships. The value assigned to Vizubi’s developed technology was determined by using the excess earnings method. Under this method, the value of the developed technology is a function of the estimated obsolescence curve of the developed technology as of the corresponding valuation date, the expected future net cash flows generated by the developed technology and the discount rate that reflects the level of risk associated with receiving future cash flows attributable to the developed technology. The identified finite intangible assets will be amortized over their estimated useful life. The fair value of the contingent consideration was determined using a discounted cash flow model. Under this model, the fair value of the contingent consideration is a function of the probability of achieving the milestones, the estimated achievement date of the milestones and the discount rate that reflects the level of risk associated with the liability. After preliminarily allocating the purchase price to the assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, the Company recorded goodwill of approximately $12.7 million related to this acquisition. Goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. The Company believes the goodwill related to the acquisition was a result of the expected synergies to be realized from combining operations and is not expected to be deductible for income tax purposes. During the first quarter of 2015, the Company revised its preliminary purchase price allocation which increased goodwill by approximately $2.4 million, primarily as a result of the decrease in finite-lived intangible assets of approximately $4.3 million and a decrease in the assumed deferred income tax liabilities of approximately $1.3 million, as well as other immaterial adjustments.

The Company’s finalization of the purchase price allocation, including the valuation of assets acquired, intangible assets acquired, liabilities assumed and deferred income taxes assumed related to the acquisition remain in process as of March 31, 2015. The items pending finalization include the valuation of acquired intangible assets, the assumed deferred revenue and the evaluation of deferred income taxes. The Company expects to complete this purchase price allocation during the second quarter of 2015.

DataMarket

On October 21, 2014, the Company acquired all of the outstanding shares of DataMarket ehf. (“DataMarket”), an Icelandic company. DataMarket specializes in the provisioning of data for analysis. The Company purchased DataMarket for a total maximum purchase price of approximately $13.3 million. The Company paid approximately $11.5 million to the former DataMarket shareholders at closing. In addition, the preliminary purchase price included approximately $0.1 million of deferred payments, which were paid in the first quarter of 2015. The total maximum purchase price also includes approximately $1.7 million of contingent consideration payable upon the achievement of certain product development milestones and financial targets as set forth in the purchase agreement governing the transaction. At the purchase date, the Company estimated the fair value of the contingent consideration at approximately $1.6 million, and therefore, this amount was included in the preliminary purchase price. The contingent consideration is payable at various intervals through September 30, 2017. The results of operations and financial position of DataMarket are included in the Company’s consolidated financial statements from and after the date of acquisition. The inclusion of DataMarket did not have a material impact on the Company’s unaudited consolidated financial results for the three months ended March 31, 2015.

The total purchase price at October 21, 2014 is summarized in the following table (in thousands):

Amount of cash paid	$11,531
Deferred purchase price	106
Fair value of contingent consideration	1,567

Total purchase price	$13,204

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at October 21, 2014 (in thousands):

Intangible assets	$3,911
Goodwill	9,876
Cash	23
Accounts receivable	98
Other assets	87
Deferred tax asset	393
Liabilities assumed	(402)
Deferred tax liability	(782)

Total purchase price	$13,204

The Company allocated approximately $3.9 million of the purchase price to finite-lived intangible assets, of which approximately $2.8 million was related to developed technology, approximately $1.0 million was related to customer relationships and approximately $0.1 million was related to trade name. The value assigned to DataMarket’s developed technology was determined by using the excess earnings method. Under this method, the value of the developed technology is a function of the estimated obsolescence curve of the developed technology as of the corresponding valuation date, the expected future net cash flows generated by the developed technology and the discount rate that reflects the level of risk associated with receiving future cash flows attributable to the developed technology. The Company amortizes the developed technology on a straight-line basis over an estimated useful life of eight years and the Company amortizes the customer relationships and trade name on a straight-line basis over an estimated useful life of four years. The fair value of the contingent consideration was determined using a discounted cash flow model. Under this model, the fair value of the contingent consideration is a function of the probability of achieving the milestones, the estimated achievement date of the milestones and the discount rate that reflects the level of risk associated with the liability. After allocating the purchase price to the assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, the Company recorded goodwill of approximately $9.9 million related to this acquisition. Goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. The Company believes the goodwill related to the acquisition was a result of the expected synergies to be realized from combining operations and is not expected to be deductible for income tax purposes.

The Company finalized the purchase price allocation, including the valuation of assets acquired, intangible assets acquired, liabilities assumed and deferred income taxes assumed related to the acquisition during the first quarter of 2015, and there were no changes from the preliminary purchase price allocation.

(4)	Goodwill and Other Intangible Assets

The Company tests goodwill resulting from acquisitions for impairment annually on October 1, or whenever events or changes in circumstances indicate impairment. There was no impairment in the three months ended March 31, 2015 and 2014. The change in goodwill in the consolidated balance sheet as of March 31, 2015 from December 31, 2014 was primarily due to an adjustment of Vizubi’s preliminary purchase price allocation of approximately $2.4 million offset by the effect of foreign currency translation of approximately $3.3 million.

The following table provides information regarding the Company’s intangible assets subject to amortization:

	March 31, 2015			December 31, 2014
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
	(in thousands)
Acquired technology	$16,078	$(5,180)	$10,898	$21,740	$(4,885)	$16,855
Customer relationships and other identified intangible assets	4,529	(995)	3,534	4,790	(923)	3,867
Trade names	380	(301)	79	766	(293)	473

Total	$20,987	$(6,476)	$14,511	$27,296	$(6,101)	$21,195

The change in intangible assets in the consolidated balance sheet as of March 31, 2015 from December 31, 2014 was due to a decrease related to an adjustment of Vizubi’s preliminary purchase price allocation of approximately $4.3 million (See Note 3), the amortization of intangible assets and the effect of foreign currency translation. Amortization of intangible assets was approximately $0.9 million for the three months ended March 31, 2015 and approximately $0.8 million for the three months ended March 31, 2014. The estimated aggregate amortization expense for each of the succeeding years is as follows: $2.5 million for the remainder of 2015; $3.3 million in 2016; $2.8 million in 2017; $1.6 million in 2018; $1.1 million in 2019; and $3.2 million thereafter. The weighted-average amortization period for all intangible assets is approximately 6.2 years.

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

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company. The following table sets forth the Company’s assets and liabilities that were measured at fair value as of March 31, 2015 and December 31, 2014, by level within the fair value hierarchy:

	Amounts at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
As of March 31, 2015
Assets
Cash and cash equivalents	$281,056	$281,056	$—	$—
Liabilities
Accrued contingent consideration	$9,470	$—	$—	$9,470
Foreign currency contracts	$285	$—	$285	$—

As of December 31, 2014
Assets
Cash and cash equivalents	$244,018	$244,018	$—	$—
Liabilities
Accrued contingent consideration	$10,492	$—	$—	$10,492
Foreign currency contracts	$908	$—	$908	$—

The fair value of the Company’s foreign currency short-term forward contracts is determined using Level 2 observable market inputs to extrapolate forward points to be added to or subtracted from the closing market spot rate on the reporting date, and then discounted to present value. As of March 31, 2015, the Company had one short-term foreign currency forward contract outstanding to sell Swedish kronor with a notional value of $107.0 million U.S. dollars. As of March 31, 2015, the unrealized loss on the Company’s short-term foreign currency forward contract was approximately $0.3 million and is recorded within accrued expenses on the unaudited consolidated balance sheet. At December 31, 2014, the Company had one short-term foreign currency forward contract outstanding to sell Swedish kronor with a notional value of $107.0 million U.S. dollars. As of December 31, 2014, the unrealized loss on the Company’s short-term foreign currency forward contract was approximately $0.9 million and was recorded within accrued expenses on the audited consolidated balance sheet.

For the three months ended March 31, 2015, the unaudited consolidated statements of operations reflect a gain of approximately $9.9 million, within foreign exchange gain, net, related to short-term foreign currency forward contracts. During the three months ended March 31, 2014, there was no impact to the unaudited consolidated statements of operations related to short-term foreign currency forward contracts.

A reconciliation of the beginning and ending balances of acquisition-related accrued contingent consideration using significant unobservable inputs (Level 3) for the three months ended March 31, 2015 follows (in thousands):

Accrued contingent consideration as of December 31, 2014	$10,492
Acquisition date fair value of contingent consideration	—
Change in fair value of contingent consideration	106
Foreign currency translation	(1,128)
Payment of contingent consideration	—

Accrued contingent consideration as of March 31, 2015	$9,470

The accrued contingent consideration liability is related to acquisition-related contingent consideration. During the year ended December 31, 2014, the Company recorded approximately $10.6 million that is payable based on the achievement of certain product development milestones and financial targets related to the DataMarket and Vizubi acquisitions. During the three months ended March 31, 2015, the Company recorded a charge of approximately $0.1 million within operating expenses to mark the liability to its estimated fair value as of March 31, 2015. In addition, during the three months ended March 31, 2015, the change in the contingent consideration liability was impacted by foreign currency translation of approximately $1.1 million.

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill. These items are recognized at fair value in the period in which an acquisition is completed, or when they are considered to be impaired. These non-recurring fair value measurements, primarily for intangible assets acquired, were based on Level 3 unobservable inputs. There were no other non-recurring fair value adjustments recorded during the three months ended March 31, 2015.

(6)	Provision for Income Taxes

In accordance with FASB Accounting Standards Codification 740, Income Taxes, each interim period is considered integral to the annual period and tax expense is measured using an estimated annual effective tax rate. An entity is required to record income tax expense each quarter based on its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis, as adjusted for discrete taxable events that occur during the interim period. If, however, the entity is unable to reliably estimate its annual effective tax rate, then the actual effective tax rate on a year-to-date basis may be the best annual effective tax rate estimate. For the three months ended March 31, 2015 and 2014, the Company determined that it was not able to make reliable estimates of the annual effective tax rate in the U.S., as relatively small changes in its projected income or loss produce a significant variance in its annual effective tax rate in this jurisdiction. Therefore, the Company recorded tax expense in the U.S., for the three months ended March 31, 2015 and 2014, based on the actual effective tax rate for these periods. The Company will continue to utilize this methodology until reliable estimates of the annual effective tax rate in the U.S. can be made. The effective tax rate for all other jurisdictions for the three months ended March 31, 2015 and 2014 was calculated based on an estimated annual effective tax rate plus discrete items.

For the three months ended March 31, 2015, the Company recorded a provision for income taxes of approximately $7.7 million, which resulted in an effective tax rate of (33.8%), compared to a provision of approximately $2.1 million, or an effective tax rate of (8.6%), for the three months ended March 31, 2014. As of March 31, 2015, a full valuation allowance has been recorded against its U.S. and Swedish deferred income tax assets, based on an analysis of positive and negative evidence, including analyzing three-year cumulative pre-tax income or loss as well as other quantitative and qualitative information. The effective tax rate for the three months ended March 31, 2015 is primarily driven by foreign tax rate differential, the effects of permanent differences and the changes in the valuation allowance on deferred income tax assets. The effective tax rate for the three months ended March 31, 2014 is primarily driven by the effects of benefits from foreign tax rate differential, the impact of discrete items and the changes in the valuation allowance on deferred income tax assets. The primary differences between the effective tax rates for the three months ended March 31, 2015 and 2014 relate to relative differences in the distribution of income and losses in jurisdictions in which the Company operates, increases in the valuation allowances against deferred income tax assets, the impact of the permanent differences and discrete items.

The Company’s liability for unrecognized tax benefits (including penalties and interest) was approximately $1.5 million as of March 31, 2015 and December 31, 2014. The Company does not expect that the total amount of unrecognized tax benefits will change significantly during the next twelve months. See Note 7 to the audited consolidated financial statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 27, 2015, for more detailed information regarding unrecognized tax benefits.

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

The following geographic data includes revenues generated by subsidiaries located within that geographic region. The Company’s revenues were generated in the following geographic regions for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
The Americas	$42,867	$36,852
Europe	63,017	62,773
Rest of world	14,380	11,487

	$120,264	$111,112

(8)	Stock-Based Compensation

The Company’s 2010 Equity Incentive Plan (“2010 Plan”) took effect on the effective date of the registration statement, July 16, 2010, for the Company’s initial public offering (“IPO”). The Company initially reserved 3,300,000 shares of its common stock for issuance under the 2010 Plan. The number of shares reserved for issuance under the 2010 Plan will be increased automatically on January 1st of each year by a number equal to the smallest of (i) 3,300,000 shares; (ii) 3.75% of the shares of common stock outstanding at that time; or (iii) a number of shares determined by the Company’s Board of Directors. In February 2015, the Board of Directors of the Company authorized an automatic increase to the 2010 Plan equal to 3,300,000 shares. As of March 31, 2015, there were approximately 6.6 million shares of common stock available for issuance under the 2010 Plan.

Common Stock Options and SSARs

The following provides a summary of the common stock option activity for the Company for the three months ended March 31, 2015:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregrate Intrinsic Value (in thousands)
Outstanding as of January 1, 2015	9,820,583	$22.62	7.70
Granted	64,028	$30.79
Exercised	(329,944)	$20.74
Forfeited	(146,548)	$25.41

Outstanding as of March 31, 2015	9,408,119	$22.70	7.48	$79,878

Exercisable at March 31, 2015	4,859,611	$20.71	6.48	$50,980

Vested at March 31, 2015 and expected to vest in future periods	8,899,561	$22.59	7.42	$76,533

The grant date weighted-average fair value for common stock options granted during the three months ended March 31, 2015 and 2014 was $13.21 and $11.40, respectively. Stock-based compensation expense related to common stock options is amortized on a straight-line basis over the vesting period.

Proceeds from the exercise of common stock options were approximately $6.8 million and $6.0 million for the three months ended March 31, 2015 and 2014, respectively. The total intrinsic value of common stock options exercised during the three months ended March 31, 2015 and 2014 was approximately $3.5 million and $11.6 million, respectively. As a result of expected full year taxable income in certain tax jurisdictions, the Company recorded an excess tax benefit from stock-based compensation of approximately $6.6 million and $3.4 million for the three months ended March 31, 2015 and 2014, respectively.

The following provides a summary of the SSARs activity for the Company for the three months ended March 31, 2015:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregrate Intrinsic Value (in thousands)
Outstanding as of January 1, 2015	276,837	$28.28
Granted	—	$—
Exercised	—	$—
Forfeited	(9,095)	$27.00

Outstanding as of March 31, 2015	267,742	$28.33	9.12	$750

Exercisable at March 31, 2015	68,365	$28.30	9.11	$193

Vested at March 31, 2015 and expected to vest in future periods	254,897	$28.44	9.10	$687

The Company did not grant any SSARs during the three months ended March 31, 2015. The grant date weighted-average fair value for SSARs granted during the three months ended March 31, 2014 was $12.11. Stock-based compensation expense related to SSARs is amortized on a straight-line basis over the vesting period.

The assumptions used in the Black-Scholes option pricing model are:

	Three Months Ended March 31,
	2015	2014
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	1.5% - 1.7%	1.5% - 1.8%
Expected volatility	46.6% - 47.1%	43.2% - 44.9%
Expected life (in years)	5.13	5.16

The Company uses the Black-Scholes option-pricing model to value common stock option awards and SSARs. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected term of the stock-based compensation awards and stock price volatility. During the first quarter of 2015, the Company began to exclusively utilize its own historical stock price volatility to estimate the expected stock price volatility over the expected term as the Company now has a sufficient amount of experience as a public company to provide a reasonable basis for the calculation of the expected stock price volatility. For common stock options and SSARs granted prior to the first quarter of 2015, the Company used blended volatility to estimate expected volatility. Blended volatility included a weighting of the Company’s historical volatility from the date of its IPO to the respective grant date and an average of the Company’s peer group historical volatility consistent with the expected term of the common stock options. The Company’s peer group volatility included the historical volatility of certain companies that share similar characteristics in terms of revenue size and industry. This change in estimate did not have a material impact on the results of operations for the three months ended March 31, 2015. For common stock options granted prior to the third quarter of 2013, the Company based the expected term on the simplified method. Beginning in the third quarter of 2013, the Company began using its own historical activity related to common stock option exercises and post-vesting forfeitures in order to estimate the expected term of its common stock option awards, as the Company now has a sufficient amount of experience to provide a reasonable basis for the calculation of the expected term. The risk-free interest rate used to value common stock option awards is based on the U.S. Treasury yield curve with a remaining term equal to the expected term assumed at the grant date. The assumptions used in calculating the fair value of stock-based compensation awards represent management’s best estimate and involve inherent uncertainties and the application of management judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different in the future.

For the three months ended March 31, 2015 and 2014, the Company recorded stock-based compensation expenses of approximately $6.5 million and $6.2 million, respectively, related to common stock option grants and SSARs.

As of March 31, 2015, there was approximately $42.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested employee and non-employee director common stock options and SSARs. The remaining cost is expected to be recognized over a weighted-average period of approximately 2.4 years.

Restricted Stock Units

The following provides a summary of the restricted stock unit activity for the Company for the three months ended March 31, 2015:

	Number of Shares Underlying Outstanding Restricted Stock Units	Weighted- Average Grant Date Fair Value
Unvested as of January 1, 2015	1,014,914	$24.54
Granted	20,687	30.95
Vested	(78,717)	26.39
Forfeited	(10,430)	23.74

Unvested as of March 31, 2015	946,454	$24.53

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

For the three months ended March 31, 2015 and 2014, the Company recorded stock-based compensation expenses of approximately $2.3 million and $1.1 million, respectively, related to restricted stock unit awards.

As of March 31, 2015, there was approximately $16.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units. The remaining cost is expected to be recognized over a weighted-average period of approximately 2.7 years.

MVSSSARs

The following provides a summary of the MVSSSARs activity for the Company for the three months ended March 31, 2015:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of January 1, 2015	1,265,451	$25.96
Granted	15,368	$30.35
Exercised	(32,617)	$23.32
Forfeited	(13,429)	$27.29

Outstanding as of March 31, 2015	1,234,773	$26.07

The Company grants MVSSSARs to certain employees under the provisions of the 2010 Plan. MVSSSARs contain a predetermined cap on the maximum stock price at which point the instrument must be exercised. At exercise, employees holding MVSSSARs will receive shares of the Company’s common stock with a value equal to the difference between the exercise price and the current market price per share of the Company’s common stock, subject to a predetermined cap. The exercise price of MVSSSARs is determined by using the closing price of the Company’s common stock on the date of grant. Vesting is based on length of service. Stock-based compensation expense related to MVSSSARs is amortized on a straight-line basis over the vesting period. The fair value of MVSSSARs is determined by utilizing a lattice model under the option pricing method. The key inputs to the lattice model are the current price of the Company’s common stock, the fair value of the Company’s common stock at date of grant, the maximum fair value at which the MVSSSARs must be exercised, the vesting period, the contractual term, the volatility, the risk-free interest rate, the employment termination rate and assumptions with respect to early exercise behavior.

The grant date weighted-average fair value for MVSSSARs granted during the three months ended March 31, 2015 and 2014 was $7.50 and $7.54, respectively.

For the three months ended March 31, 2015 and 2014, the Company recorded stock-based compensation expenses of approximately $0.6 million and $0.5 million, respectively, related to MVSSSARs.

As of March 31, 2015, there was approximately $4.3 million of total unrecognized compensation cost related to unvested MVSSSARs. The remaining cost is expected to be recognized over a weighted-average period of approximately 2.4 years.

For the three months ended March 31, 2015, the Company settled 32,617 MVSSSARs by issuing 8,389 shares of the Company’s common stock. For the three months ended March 31, 2014, the Company settled 51,004 MVSSSARs by issuing 16,940 shares of the Company’s common stock. If settlement of all outstanding MVSSSARs had occurred on March 31, 2015 at the predetermined cap on the maximum stock price at which point the instrument must be exercised, the Company would have issued 454,740 shares of the Company’s common stock.

(9)	Commitments and Contingencies

There have been no material changes to the Company’s commitments and contingencies from the information provided in Note 9 of the Notes to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 27, 2015. This Quarterly Report on Form 10-Q, except for historical financial information contained herein, contains forward-looking statements, including, but not limited to, statements regarding the value and effectiveness of our products, the introduction of product enhancements or additional products and our growth, expansion and market leadership, that involve risks, uncertainties, assumptions and other factors which, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements containing the words, but not limited to, “predicts,” “plan,” “expects,” “focus,” “anticipates,” “believes,” “goal,” “target,” “estimate,” “potential,” “may,” “will,” “might,” “momentum,” “can,” “could,” “see,” “seek,” “forecast” and similar words. We intend all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected in such statements due to various factors, including but not limited to:

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

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided to help provide an understanding of our financial condition and results of operations. This item of our Quarterly Report on Form 10-Q is organized as follows:

•	Overview including Key Financial Metrics and Trends. This section provides a general description of our business, the key financial metrics that we use in assessing our performance, and anticipated trends that we expect to affect our financial condition and results of operations.

•	Consolidated Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2015 and 2014.

•	Foreign Exchange Rates. This section discusses the impact of foreign exchange rate fluctuations for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

•	Seasonality. This section discusses the seasonality in the sale of our products and services.

•	Acquisitions. This section discusses recent acquisitions and how we account for them.

•	Liquidity and Capital Resources. This section provides an analysis of our cash flows for the three months ended March 31, 2015 and 2014, a discussion of our capital requirements, and the resources available to us to meet those requirements.

•	Critical Accounting Policies and Estimates. This section discusses accounting policies that are considered important to our financial condition and results of operations. These accounting policies require significant judgment or require estimates on our part in applying them. Our significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 2 to the unaudited consolidated financial statements.

•	Contractual Obligations and Commitments. This section discusses contractual obligations and commitments expected to have an effect on our liquidity and cash flow in future periods.

•	Off-Balance Sheet Arrangements. This section discusses off-balance sheet arrangements expected to have an effect on our liquidity and cash flow in future periods.

•	Inflation. This section discusses how inflation could impact our financial condition and results of operations.

•	Recent Accounting Pronouncements. This section provides for recent accounting pronouncements that could impact our financial condition and results of operations.

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

We have grown our customer base to approximately 35,000 active customers as of March 31, 2015 and increased our revenue at approximately a 19% compound annual growth rate from January 1, 2011 through March 31, 2015. During the three months ended March 31, 2015, our software products were licensed by customers such as Citco Fund Services, Dehner GmbH & Co. KG, Federal Retirement Thrift Investment Board, First Utility, Hallym University Medical Center, Health Quest, Navient Solutions Inc., NHS Mid Essex CCG, Reliant Medical Group and Yo! Sushi Limited. We currently have customers in over 100 countries and, for the three months ended March 31, 2015 and 2014, approximately 72% of our revenue was derived internationally.

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

We generally license our software products under perpetual licenses which generally include one year of maintenance as part of the initial purchase price of the product. Our customers can renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. For the three months ended March 31, 2015, our total revenue was comprised of approximately 45% license revenue, 44% maintenance revenue and 11% professional services revenue. For the three months ended March 31, 2014, our total revenue was comprised of approximately 49% license revenue, 41% maintenance revenue and 10% professional services revenue. Total billings from our OEM relationships accounted for approximately 5% and 8% of our total billings during the three months ended March 31, 2015 and 2014, respectively. Additionally, our online Qlik Community provides us with a loyal and growing network of users who promote our software, provide support for other users and contribute valuable insights and feedback for our product development efforts.

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

From a risk perspective, we have had to deal with the impact of the recessionary global environment during the past several years, and the unsettled global economic environment could affect our operating results in future periods. Approximately 72% of our revenue during the three months ended March 31, 2015 was derived internationally, of which approximately 52% was derived in Europe. Approximately 72% of our revenue during the three months ended March 31, 2014 was derived internationally, of which approximately 57% was derived in Europe. We have faced pricing pressure from some of our competitors and we seek to minimize the impact by demonstrating the value delivered by our software products in comparison to these other BI products. In addition, as we continue to further penetrate the enterprise and the size and complexity of our sales opportunities continue to expand, we seek to continue to improve the management of our sales pipeline. Also, the growth in our business has required the continued hiring of experienced staff across all of our geographic territories. To aid this effort we have focused on improving our local recruiting initiatives, as well as on developing further internal training programs to prepare employees for greater responsibilities.

We believe global economic conditions remain unstable and have contributed to an increase in the average length of time in our sales cycles. In addition, these conditions may result in an increase in the average length of time it takes to collect outstanding accounts receivable.

Key Financial Metrics and Trends

Revenue

Our revenue is comprised of license, maintenance and professional services. We license our software under perpetual licenses which generally include one year of maintenance as part of the initial purchase price of the product. License revenue reflects the revenue recognized from sales of licenses to new customers and additional licenses to existing customers. Billings to existing customers for license and first year maintenance were approximately 66% for the three months ended March 31, 2015 and 62% for the three months ended March 31, 2014. Based upon our land and expand sales strategy, we expect that on an annual basis the contribution of license and first year maintenance from existing customers will continue to exceed the contribution of license and first year maintenance from new customers. Customers can renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. Current customers with maintenance agreements are entitled to receive unspecified upgrades and enhancements when and if they become available. We have experienced growth in maintenance revenue primarily due to increased license sales and growth in our customer base and high retention of those customers. In the three months ended March 31, 2015 and 2014, our annual maintenance renewal rates were greater than 90%. Professional services revenue is comprised of training, installation and other consulting revenues, and represented approximately 10% of total revenue for the three months ended March 31, 2015 and 11% of total revenue for the three months ended March 31, 2014. We do not expect the percentage contribution to change significantly during the near term. The contribution from our partner network has grown over time and we anticipate that revenues from partners will continue to be more than 50% of total revenue. Given the size of the U.S. market and our current penetration there, we expect that the U.S. will represent our largest growth opportunity in terms of absolute U.S. dollars during the near term and will likely be an important contributor to future revenue growth. Due to the global diversity of our customer base, our results are impacted by movements in the currencies of the major territories in which we operate. The primary foreign currencies generally impacting our results are the Swedish kronor, the euro and the British pound. Inflation and changing prices had no material effect on our revenues or loss from continuing operations during the three months ended March 31, 2015 and 2014.

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

Operating Expenses

We classify our operating expenses into three categories: sales and marketing, research and development, and general and administrative. Our operating expenses primarily consist of personnel costs, sales commissions, travel and entertainment costs, marketing program costs, facilities, legal, accounting, outside contractors and consultants, the cost of our annual employee summit, other professional services costs and depreciation and amortization. Personnel costs include salaries, employee benefit and social costs, bonuses and stock-based compensation. Historically, we have focused on the continued growth of our license revenues, and as a result, sales and marketing has represented the largest amount of total expenses both in absolute dollar terms and as a percentage of total revenue.

Sales and Marketing. Sales and marketing expenses primarily consist of personnel costs for our sales, marketing and business development employees and executives; commissions earned by our sales related personnel; travel and entertainment costs; facilities costs attributable to our sales and marketing personnel; the cost of marketing programs and events; the cost of employee training programs; and the cost of business development programs. We expect to make incremental investments in sales and marketing during 2015, including the hiring of additional sales personnel in both the U.S. and our international locations as well as incremental investments in our marketing programs. We expect that our sales and marketing expenses will continue to increase in absolute dollars, but decline as a percentage of revenue over time as we expect to derive greater efficiencies from the investments made in our sales and marketing organization.

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

General and Administrative. General and administrative expenses primarily consist of personnel costs for our executive, finance, legal, human resources, information systems and administrative personnel, as well as the cost of facilities attributable to general and administrative operations, the cost of employee training programs, depreciation and amortization, legal, accounting, other professional services fees and other corporate expenses. We also expect that general and administrative expenses will continue to increase in absolute dollars because of our efforts to expand our global operations, but we believe over time general and administrative costs will decline as a percentage of revenue over time as we expect to derive greater efficiencies from the investments made in our corporate infrastructure.

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

Impact of Foreign Currency Translation

Approximately 69% and 71% of our revenues for the three months ended March 31, 2015 and 2014, respectively, were earned in foreign denominated currencies, including the euro, the British pound and the Swedish kronor. We continue to monitor our foreign exchange risk in part through operational means, including monitoring the proportion of same-currency revenues in relation to same-currency costs and the proportion of same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, changes in those currencies relative to the U.S. dollar will impact our revenues and expenses. If the U.S. dollar weakens against a specific foreign currency, our revenues will increase having a positive impact on net income, and our overall expenses will increase, having a negative impact on net income. Likewise, if the U.S. dollar strengthens against a specific foreign currency, our revenues will decrease having a negative impact on net income, and our overall expenses will decrease, having a positive impact on net income. Therefore, significant shifts in foreign currencies can impact our short-term results, as well as our long-term forecasts and targets.

Foreign currency exchange rate fluctuations negatively impacted total revenue for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 by approximately $16.1 million, principally driven by the overall strengthening of the U.S. dollar relative to the foreign currencies in which we operate. Total cost of revenue and operating expenses for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 were positively impacted as a result of foreign exchange rate fluctuations by approximately $18.7 million, principally driven by the overall strengthening of the U.S. dollar relative to the foreign currencies in which we operate.

Consolidated Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

Revenue

The following table sets forth revenue by source:

	Three Months Ended March 31,
	2015		2014
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period-to-Period Change
	(unaudited)
	(dollars in thousands)
Revenue:
License revenue	$54,807	45.6%	$53,883	48.5%	$924	1.7%
Maintenance revenue	52,670	43.8%	45,845	41.3%	6,825	14.9%
Professional services revenue	12,787	10.6%	11,384	10.2%	1,403	12.3%

Total revenue	$120,264	100.0%	$111,112	100.0%	$9,152	8.2%

Revenue was approximately $120.3 million for the three months ended March 31, 2015 compared to approximately $111.1 million for the three months ended March 31, 2014, an increase of approximately 8.2%. Total revenue for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was negatively impacted by approximately $16.1 million as a result of the strengthening of the U.S. dollar relative to the foreign currencies in which we operate. The increase in revenue from the prior year period was primarily driven by revenue growth in the Americas (includes North America and South America), Rest of World (includes Asia-Pacific, Middle East and Africa), the United Kingdom (includes United Kingdom and Ireland) and France, which grew by 16.3%, 25.2%, 16.1% and 15.9%, respectively, and contributed approximately $12.0 million in incremental total revenue. License revenue grew by approximately $0.9 million, or 1.7%. There was no material change in the pricing for our products during the year. Revenue growth was achieved primarily due to volume growth as new customers acquired our products for the first time, along with additional license purchases by our existing customers. During the three months ended March 31, 2015, we closed 88 contracts that had total license and first year’s maintenance exceeding $100,000, compared to 101 contracts for the same period last year. Included in the deals exceeding $100,000, we closed 17 contracts that had total license and first year’s maintenance exceeding $250,000, compared to 28 contracts for the same period last year. Included in the deals exceeding $250,000, we closed three contracts that had total license and first year’s maintenance exceeding $1.0 million, compared to one contract for the same period last year. Amounts invoiced to existing customers represented a larger share of total billings during the three months ended March 31, 2015, approximately 80%, resulting from our “land and expand” sales strategy, compared to approximately 79% during the three months ended March 31, 2014. Billings from our indirect partner channel for license and first year maintenance were approximately 65% of total license and first year maintenance billings for the three months ended March 31, 2015 compared to approximately 57% for the three months ended March 31, 2014. Maintenance revenues grew by 14.9% during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 driven by annual maintenance renewal rates of greater than 90% and an increase in our customer base. Professional services revenue grew 12.3% during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due to growth in consulting and training revenue, resulting primarily from an increase in our customer base. The revenue growth during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 may not be indicative of our future revenue growth, if any.

Cost of Revenue and Gross Profit

The following table sets forth cost of revenue and gross profit for each revenue source:

	Three Months Ended March 31,
	2015		2014
	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Period-to-Period Change
	(unaudited)
	(dollars in thousands)
Cost of Revenue:
Cost of license revenue	$1,972	3.6%	$1,506	2.8%	$466	30.9%
Cost of maintenance revenue	3,258	6.2%	3,057	6.7%	201	6.6%
Cost of professional services revenue	15,911	124.4%	13,476	118.4%	2,435	18.1%

Total cost of revenue	$21,141	17.6%	$18,039	16.2%	$3,102	17.2%

Gross Profit:
License revenue	$52,835	96.4%	$52,377	97.2%	$458	0.9%
Maintenance revenue	49,412	93.8%	42,788	93.3%	6,624	15.5%
Professional services revenue	(3,124)	-24.4%	(2,092)	-18.4%	(1,032)	49.3%

Total gross profit	$99,123	82.4%	$93,073	83.8%	$6,050	6.5%

Cost of revenue was approximately $21.1 million for the three months ended March 31, 2015 compared to approximately $18.0 million for the three months ended March 31, 2014, an increase of approximately 17.2%. Total cost of revenue for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was positively impacted as a result of foreign currency exchange rate fluctuations by approximately $2.4 million. Cost of license revenue largely consists of referral fees paid to third parties in connection with software license sales and the amortization of technology related intangible assets acquired. Referral fees increased approximately $0.4 million and the amortization of technology related intangible assets increased approximately $0.1 million as a result of the acquisition of Vizubi for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. Cost of maintenance revenue increased approximately $0.2 million for the three months ended March 31, 2015 as compared to the same period in 2014 largely due to an increase in personnel costs of approximately $0.2 million as we increased headcount in our support organization in anticipation of continued growth in our current customer base. Cost of professional services revenue increased approximately $2.4 million for the three months ended March 31, 2015 as compared to the same period in 2014 largely due to increased personnel costs of approximately $2.5 million (including a $0.5 million increase in stock-based compensation) as we continue to invest in the global expansion of our services organization. This increase was offset by a decrease in travel and entertainment costs of approximately $0.1 million.

Total gross profit increased approximately $6.1 million, or 6.5%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 largely due to an increase in total revenue of approximately $9.2 million, or 8.2%. The increase in our total gross profit during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 may not be indicative of our future gross profit. For the three months ended March 31, 2015, total gross margin decreased to 82.4% from 83.8% for the three months ended March 31, 2014. The decrease in our total gross margin from the prior year period is primarily due to an increase in the cost of professional services revenue of approximately $2.4 million, or 18.1%, for the three months ended March 31, 2015 as compared to the same period in 2014 as we continue to invest in the global expansion of our services organization. The total gross margin during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 may not be indicative of our future gross margin.

Operating Expenses

The following table sets forth operating expenses as a percentage of revenue:

	Three Months Ended March 31,
	2015		2014
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period-to-Period Change
	(unaudited)
	(dollars in thousands)
Operating expenses:
Sales and marketing	$76,641	63.7%	$72,763	65.5%	$3,878	5.3%
Research and development	17,395	14.5%	17,046	15.3%	349	2.0%
General and administrative	29,174	24.3%	26,761	24.1%	2,413	9.0%

Total operating expenses	$123,210	102.4%	$116,570	104.9%	$6,640	5.7%

Sales and Marketing. Sales and marketing expenses increased approximately $3.9 million, or 5.3%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. Sales and marketing expenses for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 were positively impacted as a result of foreign currency exchange rate fluctuations by approximately $7.7 million. The period over period increase in sales and marketing expenses was primarily attributable to an increase in personnel and commission costs of approximately $3.0 million (including a $0.6 million increase in stock-based compensation), reflecting higher employee headcount and higher variable compensation resulting from increased license revenue. In addition, we had an increase in outside consulting costs and other sales and marketing costs of approximately $1.4 million. These increases were offset by a decrease of approximately $0.3 million in travel and entertainment costs and a decrease in facility and infrastructure costs of approximately $0.2 million.

Research and Development. Research and development expenses increased by approximately $0.3 million, or 2.0%, during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. Research and development expenses for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 were positively impacted by foreign currency exchange rate fluctuations by approximately $2.9 million. The period over period increase in research and development expenses was primarily attributable to an increase in personnel costs of approximately $0.6 million (including a $0.2 million increase in stock-based compensation) and an increase in travel and entertainment costs of approximately $0.1 million. These increases were offset by a decrease in other research and development costs, including outside professional fees of approximately $0.4 million.

General and Administrative. General and administrative expenses increased approximately $2.4 million, or 9.0%. General and administrative expenses for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 were positively impacted as a result of foreign currency exchange rate fluctuations by approximately $5.7 million. The increase in general and administrative expenses for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was largely due to an increase of approximately $2.2 million in personnel costs (including a $0.3 million increase in stock-based compensation) and an increase of approximately $0.7 million in outside consulting costs. These increases were offset by a decrease in travel and entertainment costs of approximately $0.4 million and a decrease in facility and infrastructure costs of approximately $0.1 million.

Other Income (Expense), net.

During the three months ended March 31, 2015, other income, net was approximately $1.4 million and primarily consisted of net foreign exchange gains. During the three months ended March 31, 2014, other expense, net was approximately $0.3 million and primarily consisted of net foreign exchange losses.

Provision for Income Taxes.

For the three months ended March 31, 2015 and 2014, we determined that we were not able to make reliable estimates of the annual effective tax rate in the U.S., as relatively small changes in our projected income or loss produce significant variance in our annual effective tax rate in this jurisdiction. Therefore, we recorded tax expense in the U.S., for the three months ended March 31, 2015 and 2014, based on the actual effective tax rate for these periods. We will continue to utilize this methodology until reliable estimates of the annual effective tax rate in the U.S. can be made. The effective tax rate for all other jurisdictions for the three months ended March 31, 2015 and 2014 was calculated based on an estimated annual effective tax rate plus discrete items.

For the three months ended March 31, 2015, we recorded a provision for income taxes of approximately $7.7 million, which resulted in an effective tax rate of (33.8%), compared to a provision for income taxes of approximately $2.1 million, or an effective tax rate of (8.6%), for the three months ended March 31, 2014. As of March 31, 2015, a full valuation allowance has been recorded against our U.S. and Swedish deferred tax assets, based on an analysis of positive and negative evidence, including analyzing three-year cumulative pre-tax income or loss as well as other quantitative and qualitative information. The effective tax rate for the three months ended March 31, 2015 is primarily driven by foreign tax rate differential, the effects of permanent differences and the changes in the valuation allowance on deferred tax assets. The effective tax rate for the three months ended March 31, 2014 is primarily driven by the effects of benefits from foreign tax rate differential, the impact of discrete items and the changes in the valuation allowance on deferred tax assets. The primary differences between the effective tax rates for the three months ended March 31, 2015 and 2014 relate to relative differences in the distribution of income and losses in jurisdictions in which we operate, increases in the valuation allowances against deferred tax assets, the impact of the permanent differences and discrete items.

Due to the relative difference in the projected annual distribution of income and losses where we operate compared to our actual results for the three months ended March 31, 2015, including the recognition of certain discrete items in the period and due to losses incurred in jurisdictions for which a tax benefit cannot be recognized, the year-to-date effective tax rate may differ significantly from our full year effective tax rate. Our effective tax rate is also impacted significantly by non-deductible stock-based compensation incurred in various jurisdictions. As the projection and distribution of income changes throughout 2015, the year-to-date effective tax rate will change from quarter to quarter.

Our liability for unrecognized tax benefits (including penalties and interest) was approximately $1.5 million as of March 31, 2015 and December 31, 2014. We do not expect that the total amount of unrecognized tax benefits will change significantly during the next twelve months. See Note 7 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K, filed with the SEC on February 27, 2015, for more detailed information regarding unrecognized tax benefits.

Foreign Exchange Rates

We conduct business in our foreign operations in local currencies. Accordingly, our revenue and operating expense results presented above are affected by changes in foreign exchange rates. Income and expense accounts are translated at the average monthly exchange rates during the period.

Foreign currency exchange rate fluctuations positively impacted total revenue for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 by approximately $16.1 million, principally driven by the overall strengthening of the U.S. dollar relative to the foreign currencies in which we operate. Total cost of revenue and operating expenses for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 were positively impacted as a result of foreign exchange rate fluctuations by approximately $18.7 million, principally driven by the overall strengthening of the U.S. dollar relative to the foreign currencies in which we operate.

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

Acquisitions

Vizubi

On December 23, 2014, we acquired all of the outstanding shares of Vizubi Software S.r.l., an Italian company, and all of the outstanding shares of Vizubi, Inc., a U.S. corporation (collectively “Vizubi”). Vizubi’s NPrinting product allows organizations to create visually-appealing reports with drag-and-drop simplicity, in a variety of popular formats, using data and analytics from QlikView. We purchased Vizubi for a total maximum purchase price of $21.3 million. We paid approximately $6.8 million to the former Vizubi shareholders at closing. In addition, the preliminary purchase price includes approximately $2.7 million of deferred purchase price to be paid in the second quarter of 2015. The total maximum purchase price also includes approximately $11.7 million of contingent consideration payable upon the achievement of certain product development milestones and financial targets as set forth in the purchase agreement governing the transaction. At the purchase date, we preliminarily estimated the fair value of the contingent consideration at approximately $9.0 million, and therefore, this amount was included in the preliminary purchase price. The results of operations and financial position of Vizubi are included in our consolidated financial statements from and after the date of acquisition. The inclusion of Vizubi did not have a material impact on our unaudited consolidated financial results for the three months ended March 31, 2015.

We revised our preliminary purchase price allocation to finite-lived intangible assets from approximately $9.6 million as of December 31, 2014 to approximately $5.3 million as of March 31, 2015, of which we estimated approximately $3.7 million was related to developed technology and approximately $1.6 million was related to customer relationships. The value assigned to Vizubi’s developed technology was determined by using the excess earnings method. Under this method, the value of the developed technology is a function of the estimated obsolescence curve of the developed technology as of the corresponding valuation date, the expected future net cash flows generated by the developed technology and the discount rate that reflects the level of risk associated with receiving future cash flows attributable to the developed technology. The fair value of the contingent consideration was determined using a discounted cash flow model. Under this model, the fair value of the contingent consideration is a function of the probability of achieving the milestones, the estimated achievement date of the milestones and the discount rate that reflects the level of risk associated with the liability. The identified finite intangible assets will be amortized over their estimated useful life. After preliminarily allocating the purchase price to the assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, we recorded goodwill of approximately $12.7 million related to this acquisition. Goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. We believe the goodwill related to the acquisition was a result of the expected synergies to be realized from combining operations and is not expected to be deductible for income tax purposes. During the first quarter of 2015, we revised our preliminary purchase price allocation, which increased goodwill by approximately $2.4 million, primarily as a result of the decrease in finite-lived intangible assets of approximately $4.3 million and a decrease in assumed deferred income tax liabilities of approximately $1.3 million, as well as other immaterial adjustments.

Our finalization of the purchase price allocation, including the valuation of assets acquired, intangible assets acquired, liabilities assumed and deferred income taxes assumed related to the acquisition is in process as of March 31, 2015. The items pending finalization include the valuation of acquired intangible assets, the assumed deferred revenue and the evaluation of deferred income taxes. We expect to complete this purchase price allocation during the second quarter of 2015.

DataMarket

On October 21, 2014, we acquired all of the outstanding shares of DataMarket ehf. (“DataMarket”), an Icelandic company. DataMarket specializes in the provisioning of data for analysis. We purchased DataMarket for a total maximum purchase price of $13.3 million. We paid approximately $11.5 million to the former DataMarket shareholders at closing. In addition, the preliminary purchase price included approximately $0.1 million of deferred payments, which were paid in the first quarter of 2015. The total maximum purchase price also includes approximately $1.7 million of contingent consideration payable upon the achievement of certain product development milestones and financial targets as set forth in the purchase agreement governing the transaction. At the purchase date, we estimated the fair value of the contingent consideration at approximately $1.6 million, and therefore, this amount was included in the preliminary purchase price. The results of operations and financial position of DataMarket are included in our consolidated financial statements from and after the date of acquisition. The inclusion of DataMarket did not have a material impact on our unaudited consolidated financial results for the three months ended March 31, 2015.

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

We finalized the purchase price allocation including the valuation of assets acquired, intangible assets acquired, liabilities assumed and deferred income taxes assumed related to the acquisition during the first quarter of 2015, and there were no changes from the preliminary purchase price allocation.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents and the on-going collection of our accounts receivable. As of March 31, 2015, we had cash and cash equivalents totaling approximately $281.1 million, net accounts receivable of approximately $142.6 million and working capital of approximately $232.4 million. Our cash and cash equivalents held domestically were approximately $164.6 million as of March 31, 2015. We believe that our cash and cash equivalents balances in the U.S. are currently sufficient to fund our U.S. operations. As of March 31, 2015, cash and cash equivalents held by foreign subsidiaries were approximately $116.5 million, which include undistributed earnings of foreign subsidiaries indefinitely invested outside of the U.S. of approximately $18.1 million. Except as required under U.S. tax law, we do not accrue for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to continue to invest such undistributed earnings outside of the U.S. If these funds are needed for our operations in the U.S., we would be required to accrue and, subsequent to the full utilization of our existing net operating loss carryforwards, pay U.S. taxes to repatriate these funds.

Our capital expenditures for the three months ended March 31, 2015 were approximately $3.0 million, comprised primarily of additional leasehold improvements, furniture and fixtures and computer equipment.

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

The following table shows selected balance sheet data as well as our cash flows from operating activities, investing activities and financing activities for the stated periods:

	March 31, 2015	December 31, 2014
	(unaudited)
	(in thousands)
Cash and cash equivalents	$281,056	$244,018
Accounts receivable, net	142,564	203,766
Deferred revenue	135,316	132,129
Working capital	232,368	238,753

	Three Months Ended March 31,
	2015	2014
	(unaudited)
	(in thousands)
Cash flow activities
Net cash provided by operating activities	$36,017	$19,369
Net cash used in investing activities	(2,986)	(3,407)
Net cash provided by financing activities	13,413	9,413

Cash and Cash Equivalents

Our cash and cash equivalents at March 31, 2015 were held for working capital purposes and were invested primarily in bank deposits and money market accounts having less than 90 day maturities. We do not enter into investments for trading or speculative purposes. These balances could be impacted if the underlying depository institutions or the guarantors fail or could be subject to adverse conditions in the financial markets. We can provide no assurances that access to our funds will not be impacted by adverse conditions in the financial markets.

Cash Flows

Operating Activities

Net cash provided by operating activities was approximately $36.0 million for the three months ended March 31, 2015. We incurred non-cash expenses totaling approximately $24.1 million for the three months ended March 31, 2015. Non-cash expenses primarily consisted of stock-based compensation expense, provisions for bad debt, foreign currency gains and losses, and depreciation and amortization expense. In addition, we incurred an excess tax benefit from stock-based compensation of approximately $6.6 million for the three months ended March 31, 2015.

The change in certain assets and liabilities resulted in a net source of cash of approximately $48.8 million for the three months ended March 31, 2015. Net cash provided by operating activities is driven by sales of our products. Collection of accounts receivable from the sale of our products is a significant component of our cash flows from operating activities, as is the change in deferred revenue related to these sales. In addition, net cash provided by operating activities for the three months ended March 31, 2015 reflects income tax payments made of approximately $1.9 million.

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

The change in certain assets and liabilities resulted in a net source of cash of approximately $37.7 million for the three months ended March 31, 2014. Net cash provided by operating activities is driven by sales of our products. Collection of accounts receivable from the sale of our products is a significant component of our cash flows from operating activities, as is the change in deferred revenue related to these sales. In addition, net cash provided by operating activities for the three months ended March 31, 2015 reflects income tax payments made of approximately $2.2 million.

Investing Activities

Net cash used in investing activities was approximately $3.0 million for the three months ended March 31, 2015. Cash used in investing activities for the three months ended March 31, 2015 was primarily used for capital expenditures related to leasehold improvements, furniture and fixtures, computer equipment.

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

Financing Activities

Net cash provided by financing activities was approximately $13.4 million for the three months ended March 31, 2015. Net cash provided by financing activities included proceeds from the exercise of common stock options of approximately $6.8 million and an excess tax benefit from stock-based compensation of approximately $6.6 million.

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

For the three months ended March 31, 2015 and 2014, Non-GAAP loss from operations is determined by taking GAAP loss from operations and adding back stock-based compensation expense, employer payroll taxes on stock transactions, contingent consideration adjustments and the amortization of intangible assets. Non-GAAP net loss is determined by taking GAAP loss before provision for income taxes and adding back stock-based compensation expense, employer payroll taxes on stock transactions, contingent consideration adjustments, amortization of intangible assets and the result is tax affected at an estimated long-term effective tax rate of 30%. We believe that the effective tax rate used in the Non-GAAP net loss and related per diluted common share calculations are reasonable estimates of the long-term normalized effective tax rate under our global structure. We believe these adjustments provide useful information to both management and investors due to the following factors:

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

• Contingent consideration adjustment. We periodically enter into business combinations which may contain contingent consideration arrangements. At each reporting date, we measure these contingent consideration liabilities at fair value until the contingencies are resolved. During the three months ended March 31, 2015, a charge of approximately $0.1 million was recorded related to changes in the fair value of contingent consideration liabilities and is included in our consolidated statement of operations. We believe that these costs are generally non-recurring and do not correlate to the ongoing operation of our business.

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

The following is a reconciliation of Non-GAAP loss from operations, Non-GAAP net loss and Non-GAAP net loss per common share to the most comparable U.S. GAAP measure for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(unaudited)
	(in thousands, except share and per share data)
Reconciliation of Non-GAAP loss from operations:
GAAP loss from operations	$(24,087)	$(23,497)
Stock-based compensation expense	9,397	7,838
Employer payroll taxes on stock transactions	142	363
Contingent consideration adjustment	106	—
Amortization of intangible assets	905	809

Non-GAAP loss from operations	$(13,537)	$(14,487)

Reconciliation of Non-GAAP net loss:
GAAP net loss	$(30,320)	$(25,880)
Stock-based compensation expense	9,397	7,838
Employer payroll taxes on stock transactions	142	363
Contingent consideration adjustment	106	—
Amortization of intangible assets	905	809
Income tax adjustment (1)	11,292	6,500

Non-GAAP net loss	$(8,478)	$(10,370)

Reconciliation of Non-GAAP loss per share:
Non-GAAP net loss per common share—basic and diluted	$(0.09)	$(0.12)

GAAP net loss per common share—basic and diluted	$(0.33)	$(0.29)

Weighted average number of common shares outstanding—basic and diluted	90,999,316	89,204,334

(1)	Income tax adjustment is used to adjust the U.S. GAAP provision for income taxes to a Non-GAAP benefit for income taxes by taking U.S. GAAP loss before provision for income taxes and adding back (1) stock-based compensation expense, (2) employer payroll taxes on stock transactions (3) contingent consideration adjustment and (4) amortization of intangible assets and applying an estimated long-term effective tax rate of 30%.

The following table reflects the impact of changes in foreign currency exchange rates from the prior year periods on the reported amounts of total revenue for the three months ended March 31, 2015. To determine the revenue growth rates on a constant currency basis for the three months ended March 31, 2015, revenue from entities reporting in foreign currencies was translated into U.S. dollars using the comparable prior year period’s foreign currency exchange rates.

	Three months ended March 31,
	2015	2014	% change
	(unaudited)
	(in thousands)
Constant currency reconciliation:
Total revenue, as reported	$120,264	$111,112	8%
Estimated impact of foreign currency fluctuations			15%

Total revenue constant currency growth rate			23%

Critical Accounting Policies and Estimates

We prepare our unaudited consolidated financial statements in accordance with U.S. GAAP. The preparation of unaudited consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. We believe that these accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. Our significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K, filed with the SEC on February 27, 2015. Since the date of those financial statements, there have been no material changes to our critical accounting policies and use of estimates.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements, as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K, as of March 31, 2015 and December 31, 2014.

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

Interest Rate Sensitivity

We had cash and cash equivalents of approximately $281.1 million at March 31, 2015 and approximately $244.0 million at December 31, 2014. We held these amounts in cash or money market funds.

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

During the year ended December 31, 2014, we began using derivative instruments, specifically, short-term foreign currency forward contracts to hedge certain exposures to fluctuations in foreign currency exchange rates. We use these short-term foreign currency forward contracts to manage foreign currency exchange rate risks related to certain intercompany borrowings that are utilized to fund operations. We execute these short-term foreign currency forward contracts with financial institutions that hold an investment grade credit rating. These short-term foreign currency forward contracts do not meet the requirements for hedge accounting, and are recorded on our consolidated balance sheet as either an asset or liability measured at fair value at the balance sheet date. As of March 31, 2015, we had one short-term foreign currency forward contract outstanding to sell Swedish kronor with a notional value of $107.0 million U.S. dollars. As of March 31, 2015, the unrealized loss on our short-term foreign currency forward contract was approximately $0.3 million and is recorded within accrued expenses on the consolidated balance sheet. At December 31, 2014, we had one short-term foreign currency forward contract outstanding to sell Swedish kronor with a notional value of $107.0 million U.S. dollars. As of December 31, 2014, the unrealized loss on our short-term foreign currency forward contract was approximately $0.9 million and was recorded within accrued expenses on the consolidated balance sheet. Cash flows received or paid in connection with the settlement of short-term foreign currency forward contracts are included in cash flows from operating activities in the period in which the short-term foreign currency forward contracts are settled.

Foreign exchange risk exposures arise from transactions denominated in a currency other than our functional currency and from foreign denominated revenue and profit translated into U.S. dollars. Approximately 69% and 71% of our revenues for the three months ended March 31, 2015 and 2014, respectively, were earned in foreign denominated currencies other than the U.S. dollar. The principal foreign currencies in which we conduct business are the euro, the Swedish kronor and the British pound. The translation of currencies in which we operate into the U.S. dollar may affect consolidated revenues and gross profit margins as expressed in U.S. dollars. We seek to manage our foreign exchange risk in part through operational means, including managing same-currency revenues in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, changes in those currencies relative to the U.S.

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

Evaluation of Disclosure and Control Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriated to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2015, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our intellectual property is an essential element of our business. We own trademarks for “Qlik,” “QlikTech,” “Qlik® Sense,” “QlikView” and our logos. We rely on a combination of copyright, trademark, trade dress and trade secrecy laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights both domestically and abroad. These laws, procedures and restrictions provide only limited protection. As of March 31, 2015, we had nine issued U.S. patents and had eight pending applications for U.S. patents. In addition, as of March 31, 2015, we had 21 issued and 19 pending applications for foreign patents. Any future patents issued to us may be challenged, invalidated or circumvented. Any patents that might be issued in the future, with respect to pending or future patent applications may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. We endeavor to enter into agreements with our employees and contractors and with parties with whom we do business in order to limit access to and disclosure of our proprietary information.

ITEM 1A.	RISK FACTORS

The following description of risk factors include any material changes to, and supersedes the description of, risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 27, 2015, under the heading “Risk Factors.” Our business, financial condition and operating results can be affected by a number of factors, whether current known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and the price of our common stock.

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

Our operating results have varied in the past and are expected to continue to do so in the future. In addition to other risk factors listed in this “Risk Factors” section, factors that may affect our quarterly operating results, business and financial condition include the following:

•	demand for our software products and services and the size and timing of orders

•	market acceptance of our current products, such as QlikView® and Qlik® Sense, and future products

•	a slowdown in spending on information technology, or IT, and software by our current and/or prospective customers

•	sales cycles and performance of our indirect channel partners and original equipment manufacturers (known as OEMs)

•	budgeting cycles of our current or potential customers

•	foreign currency exchange rate fluctuations

•	the management, performance and expansion of our domestic and international operations

•	the rate of renewals of our maintenance agreements

•	changes in the competitive dynamics of our markets

•	our ability to control and predict costs, including our operating expenses

•	customers delaying purchasing decisions in anticipation of new products or product enhancements by us or our competitors

•	the timing of recognizing revenue in any given quarter as a result of revenue recognition rules

•	the timing and amount of our tax benefits or tax expenses as a result of, among other things, complex tax laws and any changes to such tax laws in the jurisdictions in which we operate

•	the seasonality of our business

•	failure to successfully manage or integrate any acquisitions, including our recent acquisitions of DataMarket and Vizubi.

•	an increase in the rate of product returns

•	the outcome or publicity surrounding any pending or threatened lawsuits

•	general economic and political conditions in our domestic and international markets.

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

In addition to our direct sales force, we use indirect channel partners, such as distribution partners, value-added resellers, system integrators and OEMs to license and support our software products. For the year ended December 31, 2014 and the three months ended March 31, 2015, transactions by indirect channel partners accounted for more than 50% of our total product licenses and first year maintenance billings. We expect to continue to rely substantially on our channel partners in the future.

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

We receive a significant portion of our total revenue from international sales from foreign direct and indirect operations. International revenue accounted for approximately 72% of our total revenue for the three months ended March 31, 2015, approximately 71% of our total revenue for the year ended December 31, 2014 and approximately 70% of our total revenue for the year ended December 31, 2013. We have facilities located in Australia, Austria, Belgium, Brazil, Canada, China, Denmark, Finland, France, Germany, Hong Kong, Iceland, India, Italy, Japan, the Netherlands, Norway, Poland, Portugal, Russia, Singapore, Spain, Sweden, Switzerland, the United Arab Emirates and the United Kingdom. We expect to continue to add personnel in these and additional countries. Our international operations require significant management attention and financial resources.

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

We believe that, over time, a significant portion of our revenues and costs will continue to be denominated in foreign currencies. To the extent such denomination in foreign currencies does occur, gains and losses on the conversion to the U.S. dollar of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations have and may continue to contribute to fluctuations in our results of operations and adjustments to our financial guidance. For example, the strengthening of the U.S. dollar relative to other currencies in which we do business negatively impacted our reported total revenue and loss from operations during 2014 and the first quarter of 2015. Although we continue to utilize short-term foreign currency forward contracts to cover a portion of our foreign currency transaction exposure related to certain intercompany borrowings, our policies do not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. We do not use financial instruments for trading purposes and we are not a party to any leveraged derivatives. We monitor underlying market risk exposures on an ongoing basis and believe that we can modify or adapt our hedging strategies as needed. If we are not effective in any future foreign exchange hedging transactions in which we engage, our business, operating results and financial condition could be harmed.

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

As of March 31, 2015, we had nine issued U.S. patents and eight pending applications for U.S. patents expiring at various times ranging from 2015 through 2035 and 21 issued and 19 pending applications for foreign patents expiring at various times ranging from 2015 through 2031. We rely on a combination of copyright, trademark, patent, trade secrets, confidentiality procedures and contractual commitments to protect our proprietary information. For example, we license our software products pursuant to click-wrap or signed license agreements that impose certain restrictions on a licensee’s ability to utilize the software. We also seek to avoid disclosure of our intellectual property, including by requiring those persons with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code.

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

As of March 31, 2015, we held approximately $116.4 million, or approximately 41.4%, of our cash and cash equivalents outside of the U.S. We use our foreign held cash by reinvesting it in our foreign operations. Our current intention is to continue to reinvest our foreign earnings in our foreign operations. Our current plans do not anticipate a need to repatriate cash to fund our domestic operations. In the event cash from foreign operations is needed to fund operations in the U.S. or our foreign cash balance continues to grow such that we are unable to reinvest such cash outside of the U.S., it may become increasingly likely that we would repatriate some of our foreign cash balances to the U.S. In such event, we would be subject to additional income taxes in the U.S.

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

We are a Delaware corporation, and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder even if a change of control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Our restated certificate of incorporation and amended and restated bylaws:

•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt

•	do not provide for cumulative voting in the election of directors which would allow holders of less than a majority of the stock to elect some directors

•	establish a classified board of directors, as a result of which the successors to the directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following their election

•	require that directors only be removed from office for cause

•	provide that vacancies on the board of directors, including newly-created directorships, may be filled only by a majority vote of directors then in office

•	limit who may call special meetings of stockholders

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders

•	establish advance notice requirements for nominating candidates for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2015).

*	The certification attached as Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on April 30, 2015.

QLIK TECHNOLOGIES INC.

By:	/s/ LARS BJÖRK
Lars Björk President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ TIMOTHY MACCARRICK
Timothy MacCarrick Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ DENNIS JOHNSON
Dennis Johnson Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2015).

*	The certification attached as Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.