Form 10-Q
period 2015-09-30
QLIK TECHNOLOGIES INC
filed 2015-10-30
CIK 1305294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 23, 2015, there were 93,011,105 shares of the registrant’s common stock issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

QLIK TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$321,179	$244,018
Accounts receivable, net of allowance for doubtful accounts of $1,609 and $1,783, respectively	129,870	203,766
Prepaid expenses and other current assets	13,882	19,901
Deferred income taxes	2,096	2,082

Total current assets	467,027	469,767

Property and equipment, net	30,087	26,455
Intangible assets, net	15,420	21,195
Goodwill	37,793	38,702
Deferred income taxes	2,969	3,015
Deposits and other noncurrent assets	3,992	2,835

Total assets	$557,288	$561,969

Liabilities and stockholders’ equity
Current liabilities:
Income taxes payable	$1,468	$2,139
Accounts payable	5,828	6,887
Deferred revenue	128,420	127,565
Accrued payroll and other related costs	45,486	53,674
Accrued expenses	32,782	40,712
Deferred income taxes	36	37

Total current liabilities	214,020	231,014

Long-term liabilities:
Deferred revenue	5,815	4,564
Deferred income taxes	2,934	3,477
Other long-term liabilities	12,776	14,422

Total liabilities	235,545	253,477

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 authorized, none issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized; 93,004,239 shares issued and outstanding at September 30, 2015 and 90,852,434 shares issued and outstanding at December 31, 2014	9	9
Additional paid-in capital	402,829	327,419
Accumulated deficit	(80,943)	(21,594)
Accumulated other comprehensive income (loss)	(152)	2,658

Total stockholders’ equity	321,743	308,492

Total liabilities and stockholders’ equity	$557,288	$561,969

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QLIK TECHNOLOGIES INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
License revenue	$69,792	$67,476	$200,919	$188,301
Maintenance revenue	58,149	51,755	166,802	148,489
Professional services revenue	13,232	12,053	39,545	37,224

Total revenue	141,173	131,284	407,266	374,014

Cost of revenue:
License revenue	2,786	2,165	7,195	5,456
Maintenance revenue	2,785	2,740	8,724	8,565
Professional services revenue	15,065	13,116	48,052	40,848

Total cost of revenue	20,636	18,021	63,971	54,869

Gross profit	120,537	113,263	343,295	319,145

Operating expenses:
Sales and marketing	80,623	74,110	244,056	222,564
Research and development	19,393	20,954	55,581	55,588
General and administrative	28,583	26,835	85,721	80,127

Total operating expenses	128,599	121,899	385,358	358,279

Loss from operations	(8,062)	(8,636)	(42,063)	(39,134)

Other expense, net:
Interest income, net	2	23	67	98
Foreign exchange loss, net	(2,281)	(1,724)	(4,127)	(2,138)

Total other expense, net	(2,279)	(1,701)	(4,060)	(2,040)

Loss before income taxes	(10,341)	(10,337)	(46,123)	(41,174)

Income tax expense	(5,686)	(4,028)	(13,226)	(9,277)

Net loss	$(16,027)	$(14,365)	$(59,349)	$(50,451)

Net loss per common share
Basic and diluted	$(0.17)	$(0.16)	$(0.65)	$(0.56)

Weighted average number of common shares outstanding:
Basic and diluted	92,693,756	90,064,658	91,811,206	89,677,323

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QLIK TECHNOLOGIES INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(16,027)	$(14,365)	$(59,349)	$(50,451)
Foreign currency translation loss	(866)	(1,824)	(2,810)	(1,517)

Comprehensive loss	$(16,893)	$(16,189)	$(62,159)	$(51,968)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QLIK TECHNOLOGIES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(59,349)	$(50,451)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,100	8,347
Stock-based compensation expense	29,312	26,246
Excess tax benefit from stock-based compensation	(7,598)	(5,186)
Unrealized foreign currency loss, net	9,012	6,240
Other non-cash items	1,445	(197)
Changes in assets and liabilities:
Accounts receivable	61,696	27,185
Prepaid expenses and other assets	3,716	1,223
Deferred revenue	2,868	(945)
Accrued expenses and other liabilities	3,941	4,846

Net cash provided by operating activities	56,143	17,308

Cash flows from investing activities
Acquisitions, net of cash acquired	(2,842)	—
Capital expenditures	(11,541)	(11,228)

Net cash used in investing activities	(14,383)	(11,228)

Cash flows from financing activities
Proceeds from exercise of common stock options	38,500	12,282
Excess tax benefit from stock-based compensation	7,598	5,186
Deferred payment related to acquisition	(2,133)	—
Payment of contingent consideration	—	(1,960)

Net cash provided by financing activities	43,965	15,508
Effect of exchange rates on cash and cash equivalents	(8,564)	(7,302)

Net increase in cash and cash equivalents	77,161	14,286
Cash and cash equivalents, beginning of period	244,018	227,693

Cash and cash equivalents, end of period	$321,179	$241,979

Supplemental cash flow information:

Cash paid during the period for income taxes	$5,489	$7,239

Non-cash investing activities:
Tenant improvement allowances received under operating leases	$874	$1,048

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QLIK TECHNOLOGIES INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

Qlik Technologies Inc. (“We”, “Qlik” or the “Company”) has pioneered powerful, user-driven business intelligence (“BI”) solutions that enable its customers to make better, faster and more informed business decisions, wherever they are. The Company’s software products help people create and share insights and analysis in groups and across organizations. Business users can explore data, ask and answer their own stream of questions and follow their own path to insight, or collaborate across teams and organizations. Through its wholly owned subsidiaries, the Company sells software solutions that are powered by the Company’s in-memory engine which maintains associations in data and calculates aggregations rapidly as business users interact with the Company’s software. The Company’s software products are designed to give customers significant improvements in usability, flexibility and performance at lower costs compared to traditional BI solutions.

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

Interim Financial Statements

These interim consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) on the same basis as the audited consolidated financial statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 27, 2015 and, in the opinion of management, include all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position at September 30, 2015, the results of operations and comprehensive loss for the three and nine months ended September 30, 2015 and 2014 and cash flows for the nine months ended September 30, 2015 and 2014. The results of operations for the three and nine months ended September 30, 2015 and 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other future periods. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted under the SEC’s rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2014. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and, therefore, do not include all information and footnotes required by U.S. GAAP for complete financial statements.

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

Foreign Currency Translation

The financial statements of the Company’s foreign operations are measured using the local currency as the functional currency. The local currency assets and liabilities are translated at the rate of exchange to the United States (“U.S.”) dollar on the balance sheet date and the local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the reporting periods. Foreign currency transaction gains (losses) have been reflected as a component of other income (expense), net within the Company’s consolidated statements of operations and foreign currency translation gains (losses) have been included as a component of the Company’s consolidated statements of comprehensive loss and accumulated other comprehensive income (loss) within the Company’s consolidated balance sheets.

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

As substantially all of the Company’s software licenses are sold in multiple-element arrangements that include either maintenance or both maintenance and professional services, the Company uses the residual method to determine the amount of license revenue to be recognized. Under the residual method, consideration is allocated to undelivered elements based upon vendor-specific objective evidence (“VSOE”) of the fair value of those elements, with the residual of the arrangement fee allocated to and recognized as license revenue. The Company has established VSOE of the fair value of maintenance through independent maintenance renewals, which demonstrate a consistent relationship of maintenance pricing as a percentage of the contractual license fee, and for new products for which renewals have not yet occurred, the Company has established VSOE of maintenance based on prices established by management with relevant authority. Maintenance revenue is deferred and recognized ratably over the contractual period of the maintenance arrangement, which is generally 12 months. Arrangements that include other professional services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. The Company has determined that these services are not considered essential and the amounts allocated to the services are recognized as revenue when the services are performed. The VSOE of the fair value of the Company’s professional services is based on the price for these same services when they are sold separately. Revenue for services that are either sold on a stand-alone basis or included in multiple-element arrangements is recognized as the services are performed.

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

For sales made through resellers, the Company recognizes revenue upon the delivery of the license key only if those resellers provide the Company, at the time of placing their order, with the identity of the end-user customer to whom the product has been sold. Resellers do not carry inventory of the Company’s software products and, generally, do not have the right to return the Company’s software products. Sales made through resellers are evidenced by a reseller agreement, together with purchase orders or order confirmations on a transaction-by-transaction basis.

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

Stock-Based Compensation

The Company recognizes the cost of stock-based compensation based on the fair value of those awards at the date of grant and amortizes the cost over the requisite service period. The Company uses the Black-Scholes-Merton (“Black-Scholes”) option pricing model to determine the fair value of common stock option awards and Stock-settled Stock Appreciation Rights (“SSARs”). The fair value of a restricted stock unit is determined by using the closing price of the Company’s common stock on the date of grant. The fair value of Maximum Value Stock-settled Stock Appreciation Rights (“MVSSSARs”) is determined by utilizing a lattice model under the option pricing method. Stock-based compensation plans, related expenses and assumptions used in the Black-Scholes option pricing model and the lattice model under the option pricing method are more fully described in Note 8 to these unaudited consolidated financial statements. Stock-based compensation expense is recorded within cost of revenue, sales and marketing, research and development and general and administrative expenses in the consolidated statements of operations.

The following table sets forth the total stock-based compensation expense included in the unaudited consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenue	$859	$777	$2,657	$1,972
Sales and marketing	4,733	4,760	14,160	13,066
Research and development	1,165	1,036	3,155	2,870
General and administrative	3,495	3,157	9,340	8,338

Total	$10,252	$9,730	$29,312	$26,246

Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the three and nine months ended September 30, 2015 and 2014 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic and diluted net loss per common share calculation:
Net loss	$(16,027)	$(14,365)	$(59,349)	$(50,451)

Weighted average common shares outstanding:
Basic and diluted	92,693,756	90,064,658	91,811,206	89,677,323

Net loss per common share:
Basic and diluted	$(0.17)	$(0.16)	$(0.65)	$(0.56)

Diluted net loss per common share for the three and nine months ended September 30, 2015 and 2014 does not reflect the potential issuance of common shares underlying the following securities as the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Common stock options	9,177,036	10,071,559	9,177,036	10,071,559
SSARs	265,803	278,917	265,803	278,917
Restricted stock units	1,278,627	1,002,894	1,278,627	1,002,894
MVSSSARs	340,517	471,752	340,517	471,752

Total anti-dilutive securities	11,061,983	11,825,122	11,061,983	11,825,122

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP. The guidance was originally effective for annual reporting periods beginning after December 15, 2016, and interim periods therein. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (ASU 2015-14), which defers the effective date to annual reporting periods beginning after December 15, 2017. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. ASU 2014-09 can be adopted using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. The Company is currently evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements and has not yet selected a transition method, nor has it determined the effect of the standard on its ongoing financial reporting.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for the Company beginning in the first quarter of 2016 with early adoption permitted. The Company adopted ASU 2014-15 during the third quarter of 2015, and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16), to simplify the accounting for adjustments made to provisional amounts recognized in a business combination and eliminate the requirement to retrospectively account for those adjustments. ASU 2015-16 is effective for annual reporting periods beginning after December 15, 2015, and interim periods therein, with early adoption permitted for financial statements that have not been issued. The Company adopted ASU 2015-16 during the third quarter of 2015, and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

(3)	Acquisitions

Vizubi

On December 23, 2014, the Company acquired all of the outstanding shares of Vizubi Software S.r.l., an Italian company, and all of the outstanding shares of Vizubi, Inc., a U.S. corporation (collectively “Vizubi”). Vizubi’s NPrinting product allows organizations to create visually-appealing reports with drag-and-drop simplicity, in a variety of popular formats, using data and analytics from QlikView. The Company purchased Vizubi for a total maximum purchase price of approximately $21.3 million. The Company paid approximately $6.8 million to the former Vizubi shareholders at closing. In addition, the preliminary purchase price included approximately $2.7 million of deferred payments related to a working capital price adjustment that was paid in the second quarter of 2015. The total maximum purchase price also includes approximately $11.7 million of contingent consideration payable upon the achievement of certain product development milestones and financial targets as set forth in the purchase agreement governing the transaction. At the purchase date, the Company estimated the fair value of the contingent consideration at approximately $9.0 million, and therefore, this amount was included in the preliminary purchase price. The contingent consideration is payable at various intervals through December 31, 2017. The results of operations and financial position of Vizubi are included in the Company’s consolidated financial statements from and after the date of acquisition. The inclusion of Vizubi did not have a material impact on the Company’s unaudited consolidated financial results for the three and nine months ended September 30, 2015.

The total purchase price at December 23, 2014 is summarized in the following table (in thousands):

Amount of cash paid	$9,571
Fair value of contingent consideration	8,992

Total purchase price	$18,563

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at December 23, 2014 (in thousands):

Intangible assets	$7,847
Goodwill	11,122
Cash	1,088
Accounts receivable	1,453
Other assets	410
Liabilities assumed	(893)
Deferred tax liability	(2,464)

Total purchase price	$18,563

During the nine months ended September 30, 2015, the Company revised its preliminary purchase price allocation to finite-lived intangible assets from approximately $9.6 million as of December 31, 2014 to approximately $7.8 million, of which the Company estimated approximately $4.9 million was related to developed technology and approximately $2.9 million was related to customer relationships. The value assigned to Vizubi’s developed technology was determined by applying the relief-from-royalty method under the income approach. Under this method, the value of the developed technology is based on the application of a royalty rate to forecasted revenue under the developed technology. The identified finite intangible assets will be amortized over their estimated useful life. The fair value of the contingent consideration was determined using a discounted cash flow model. Under this model, the fair value of the contingent consideration is a function of the probability of achieving the milestones, the estimated achievement date of the milestones and the discount rate that reflects the level of risk associated with the liability. After allocating the purchase price to the assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, the Company recorded goodwill of approximately $11.1 million related to this acquisition. Goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. The Company believes the goodwill related to the acquisition was a result of the expected synergies to be realized from combining operations and is not expected to be deductible for income tax purposes. During the nine months ended September 30, 2015, the Company finalized its purchase price allocation which increased goodwill by approximately $0.9 million, primarily as a result of the decrease in finite-lived intangible assets of approximately $1.7 million and a decrease in the assumed deferred income tax liabilities of approximately $0.5 million, as well as approximately $0.3 million of other adjustments.

The Company finalized the purchase price allocation, including the valuation of assets acquired, intangible assets acquired, liabilities assumed and deferred income taxes assumed, related to the acquisition during the third quarter of 2015.

DataMarket

On October 21, 2014, the Company acquired all of the outstanding shares of DataMarket ehf. (“DataMarket”), an Icelandic company. DataMarket specializes in the provisioning of data for analysis. The Company purchased DataMarket for a total maximum purchase price of approximately $13.3 million. The Company paid approximately $11.5 million to the former DataMarket shareholders at closing. In addition, the purchase price included approximately $0.1 million of deferred payments related to an asset value holdback, which was paid in the first quarter of 2015. The total maximum purchase price also includes approximately $1.7 million of contingent consideration payable upon the achievement of certain product development milestones and financial targets as set forth in the purchase agreement governing the transaction. At the purchase date, the Company estimated the fair value of the contingent consideration at approximately $1.6 million, and therefore, this amount was included in the purchase price. The contingent consideration is payable at various intervals through September 30, 2017. The results of operations and financial position of DataMarket are included in the Company’s consolidated financial statements from and after the date of acquisition. The inclusion of DataMarket did not have a material impact on the Company’s unaudited consolidated financial results for the three and nine months ended September 30, 2015.

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

The Company allocated approximately $3.9 million of the purchase price to finite-lived intangible assets, of which approximately $2.8 million was related to developed technology, approximately $1.0 million was related to customer relationships and approximately $0.1 million was related to trade name. The value assigned to developed technology for DataMarket was determined by using the excess earnings method. Under this method, the value of the developed technology is a function of the estimated obsolescence curve of the developed technology as of the corresponding valuation date, the expected future net cash flows generated by the developed technology and the discount rate that reflects the level of risk associated with receiving future cash flows attributable to the developed technology. The Company amortizes the developed technology on a straight-line basis over an estimated useful life of eight years and the Company amortizes the customer relationships and trade name on a straight-line basis over an estimated useful life of four years. The fair value of the contingent consideration was determined using a discounted cash flow model. Under this model, the fair value of the contingent consideration is a function of the probability of achieving the milestones, the estimated achievement date of the milestones and the discount rate that reflects the level of risk associated with the liability. After allocating the purchase price to the assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, the Company recorded goodwill of approximately $9.9 million related to this acquisition. Goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. The Company believes the goodwill related to the acquisition was a result of the expected synergies to be realized from combining operations and is not expected to be deductible for income tax purposes.

The Company finalized the purchase price allocation, including the valuation of assets acquired, intangible assets acquired, liabilities assumed and deferred income taxes assumed, related to the acquisition during the first quarter of 2015, and there were no changes from the preliminary purchase price allocation.

(4)	Goodwill and Other Intangible Assets

The Company tests goodwill resulting from acquisitions for impairment annually on October 1, or whenever events or changes in circumstances indicate impairment. There was no impairment in the three and nine months ended September 30, 2015 and 2014. The change in goodwill in the consolidated balance sheet as of September 30, 2015 from December 31, 2014 was primarily due to an adjustment of Vizubi’s preliminary purchase price allocation of approximately $0.9 million offset by the effect of foreign currency translation of approximately $1.8 million.

The following table provides information regarding the Company’s intangible assets subject to amortization (in thousands):

	September 30, 2015			December 31, 2014
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Acquired technology	$17,703	$(6,780)	$10,923	$21,740	$(4,885)	$16,855
Customer relationships and other identified intangible assets	5,924	(1,482)	4,442	4,790	(923)	3,867
Trade names	390	(335)	55	766	(293)	473

Total	$24,017	$(8,597)	$15,420	$27,296	$(6,101)	$21,195

The change in intangible assets in the consolidated balance sheet as of September 30, 2015 from December 31, 2014 was due to a decrease related to (i) the amortization of intangible assets of approximately $2.9 million; (ii) an adjustment of Vizubi’s preliminary purchase price allocation of approximately $1.7 million (See Note 3); and (iii) the effect of foreign currency translation of approximately $1.2 million. Amortization of intangible assets was approximately $1.1 million and $0.7 million for the three months ended September 30, 2015 and 2014, respectively. Amortization of intangible assets was approximately $2.9 million and $2.3 million for the nine months ended September 30, 2015 and 2014, respectively. The estimated aggregate amortization expense for each of the succeeding years is as follows: $0.9 million for the remainder of 2015; $3.8 million in 2016; $3.3 million in 2017; $2.0 million in 2018; $1.5 million in 2019; and $3.9 million thereafter. The weighted-average amortization period for all intangible assets is approximately 6.2 years.

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

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company. The following table sets forth the Company’s assets and liabilities that were measured at fair value as of September 30, 2015 and December 31, 2014, by level within the fair value hierarchy (in thousands):

		Fair Value Measurement Using
	Amounts at
	Fair Value	Level 1	Level 2	Level 3
As of September 30, 2015
Assets
Cash and cash equivalents	$321,179	$321,179	$—	$—
Liabilities
Accrued contingent consideration	$10,878	$—	$—	$10,878
Foreign currency contracts	$375	$—	$375	$—

As of December 31, 2014
Assets
Cash and cash equivalents	$244,018	$244,018	$—	$—
Liabilities
Accrued contingent consideration	$10,492	$—	$—	$10,492
Foreign currency contracts	$908	$—	$908	$—

The fair value of the Company’s foreign currency short-term forward contracts is determined using Level 2 observable market inputs to extrapolate forward points to be added to or subtracted from the closing market spot rate on the reporting date, and then discounted to present value. As of September 30, 2015, the Company had two short-term foreign currency forward contracts outstanding. The short-term foreign currency forward contracts were to sell Swedish kronor with a notional value of $120.0 million U.S. dollars and to sell U.S. dollars with a notional value of €8.2 million euros (approximately $9.2 million based on an exchange rate of 1.1245 at September 30, 2015). As of September 30, 2015, the unrealized loss on the Company’s short-term foreign currency forward contracts was approximately $0.4 million and is recorded within accrued expenses on the unaudited consolidated balance sheet. At December 31, 2014, the Company had one short-term foreign currency forward contract outstanding to sell Swedish kronor with a notional value of $107.0 million U.S. dollars. As of December 31, 2014, the unrealized loss on the Company’s short-term foreign currency forward contract was approximately $0.9 million and was recorded within accrued expenses on the audited consolidated balance sheet.

For the three months ended September 30, 2015 and 2014, the unaudited consolidated statements of operations reflect a gain of approximately $0.1 million and a gain of approximately $3.5 million, respectively, included within foreign exchange loss, net, related to short-term foreign currency forward contracts. For the nine months ended September 30, 2015 and 2014, the unaudited consolidated statements of operations reflect gains of approximately $6.2 million and $4.4 million, respectively, included within foreign exchange loss, net, related to short-term foreign currency forward contracts.

A reconciliation of the beginning and ending balances of acquisition-related accrued contingent consideration using significant unobservable inputs (Level 3) for the nine months ended September 30, 2015 follows (in thousands):

Accrued contingent consideration as of December 31, 2014	$10,492
Change in fair value of contingent consideration	386

Accrued contingent consideration as of September 30, 2015	$10,878

The accrued contingent consideration liability is related to acquisition-related contingent consideration. During the year ended December 31, 2014, the Company recorded approximately $10.5 million that is payable based on the achievement of certain product development milestones and financial targets related to the DataMarket and Vizubi acquisitions. During the nine months ended September 30, 2015, the Company recorded a charge of approximately $0.4 million within operating expenses to mark the liability to its estimated fair value as of September 30, 2015.

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill. These items are recognized at fair value in the period in which an acquisition is completed, or when they are considered to be impaired. These non-recurring fair value measurements, primarily for intangible assets acquired, were based on Level 3 unobservable inputs. There were no other non-recurring fair value adjustments recorded during the three and nine months ended September 30, 2015.

(6)	Income Tax Provision

In accordance with FASB Accounting Standards Codification 740, Income Taxes, each interim period is considered integral to the annual period and the tax provision is measured using an estimated annual effective tax rate. An entity is required to record the income tax provision each quarter based on its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis, as adjusted for discrete taxable events that occur during the interim period. If, however, the entity is unable to reliably estimate its annual effective tax rate, then the actual effective tax rate on a year-to-date basis may be the best annual effective tax rate estimate. For the three and nine months ended September 30, 2015 and 2014, the Company determined that it was not able to make reliable estimates of the annual effective tax rate in the U.S., as relatively small changes in its projected income or loss produce a significant variance in its annual effective tax rate in this jurisdiction. Therefore, the Company recorded a tax provision in the U.S., for the three and nine months ended September 30, 2015 and 2014, based on the actual effective tax rate for these periods. The Company will continue to utilize this methodology until reliable estimates of the annual effective tax rate in the U.S. can be made. The effective tax rate for all other jurisdictions for the three and nine months ended September 30, 2015 and 2014 was calculated based on an estimated annual effective tax rate as adjusted for discrete items.

For the three months ended September 30, 2015, the Company recorded income tax expense of approximately $5.7 million, which resulted in an effective tax rate of approximately (55.0%), compared to income tax expense of approximately $4.0 million, or an effective tax rate of approximately (39.0%), for the three months ended September 30, 2014. For the nine months ended September 30, 2015, the Company recorded income tax expense of approximately $13.2 million, which resulted in an effective tax rate of approximately (28.7%), compared to income tax expense of approximately $9.3 million, or an effective tax rate of approximately (22.5%), for the nine months ended September 30, 2014. As of September 30, 2015, a full valuation allowance continues to be recorded against its U.S. and Swedish deferred income tax assets, based on an analysis of positive and negative evidence, including analyzing three-year cumulative pre-tax income or loss as well as other quantitative and qualitative information. The effective tax rates for the three and nine months ended September 30, 2015 and 2014 are primarily driven by foreign tax rate differentials, the impact of discrete items, the effects of permanent differences and the changes in the valuation allowance on deferred income tax assets. The primary differences between the effective tax rates for the three and nine months ended September 30, 2015 and 2014 relate to relative differences in the distribution of income and losses in jurisdictions in which the Company operates, changes in the valuation allowances against deferred income tax assets, the impact of the permanent differences and discrete items.

The Company’s liability for unrecognized tax benefits (including penalties and interest) was approximately $1.5 million as of September 30, 2015 and December 31, 2014. The Company does not expect that the total amount of unrecognized tax benefits will change significantly during the next twelve months. See Note 7 to the audited consolidated financial statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 27, 2015, for more detailed information regarding unrecognized tax benefits.

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

The following geographic data includes revenues generated by subsidiaries located within that geographic region. The Company’s revenues were generated in the following geographic regions for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
The Americas	$59,753	$52,271	$156,882	$135,755
Europe	64,202	63,157	201,825	196,286
Rest of world	17,218	15,856	48,559	41,973

Total	$141,173	$131,284	$407,266	$374,014

(8)	Stock-Based Compensation

The Company’s 2010 Equity Incentive Plan (“2010 Plan”) took effect on July 16, 2010, the effective date of the registration statement for the Company’s initial public offering (“IPO”). The Company initially reserved 3,300,000 shares of its common stock for issuance under the 2010 Plan. The number of shares reserved for issuance under the 2010 Plan will be increased automatically on January 1st of each year by a number equal to the smallest of (i) 3,300,000 shares; (ii) 3.75% of the shares of common stock outstanding at that time; or (iii) a number of shares determined by the Company’s Board of Directors. In February 2015, the Board of Directors of the Company authorized an increase to the 2010 Plan equal to 3,300,000 shares. As of September 30, 2015, there were approximately 4.9 million shares of common stock available for issuance under the 2010 Plan.

Common Stock Options and SSARs

The following provides a summary of the common stock option activity for the Company for the nine months ended September 30, 2015:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregrate Intrinsic Value (in thousands)
Outstanding as of January 1, 2015	9,820,583	$22.62	7.70
Granted	1,413,914	$37.30
Exercised	(1,686,382)	$22.83
Forfeited	(371,079)	$25.62

Outstanding as of September 30, 2015	9,177,036	$24.73	7.38	$109,278

Exercisable at September 30, 2015	4,777,695	$20.97	6.24	$73,940

Vested at September 30, 2015 and expected to vest in future periods	8,736,221	$24.58	7.32	$105,318

The grant date weighted-average fair value for common stock options granted during the nine months ended September 30, 2015 and 2014 was $15.95 and $9.65, respectively. Stock-based compensation expense related to common stock options is amortized over the requisite service period.

Proceeds from the exercise of common stock options were approximately $38.5 million and $12.3 million for the nine months ended September 30, 2015 and 2014, respectively. The total intrinsic value of common stock options exercised during the nine months ended September 30, 2015 and 2014 was approximately $23.3 million and $19.8 million, respectively. As a result of expected full year taxable income in certain tax jurisdictions, the Company recorded an excess tax benefit from stock-based compensation of approximately $7.6 million and $5.2 million for the nine months ended September 30, 2015 and 2014, respectively.

The following provides a summary of the SSARs activity for the Company for the nine months ended September 30, 2015:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregrate Intrinsic Value (in thousands)
Outstanding as of January 1, 2015	276,837	$28.28
Granted	6,993	$37.32
Exercised	(5,674)	$27.00
Forfeited	(12,353)	$27.00

Outstanding as of September 30, 2015	265,803	$28.61	8.63	$2,090

Exercisable at September 30, 2015	99,405	$28.34	8.60	$806

Vested at September 30, 2015 and expected to vest in future periods	255,102	$28.67	8.61	$1,990

The grant date weighted-average fair value for SSARs granted during the nine months ended September 30, 2015 and 2014 was $16.09 and $11.38, respectively. Stock-based compensation expense related to SSARs is amortized over the requisite service period. For the nine months ended September 30, 2015, the Company settled 5,674 SSARs by issuing 1,403 shares of the Company’s common stock. For the nine months ended September 30, 2014, there were no SSARs settled.

The assumptions used in the Black-Scholes option pricing model are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.5% - 1.6%	1.7% - 1.8%	1.4% - 1.8%	1.5% - 1.8%
Expected volatility	45.1% - 45.4%	41.9% - 42.2%	45.1% - 47.1%	41.9% - 44.9%
Expected life (in years)	5.11	5.27	5.11 - 5.34	5.16 - 5.36

The Company uses the Black-Scholes option-pricing model to value common stock option awards and SSARs. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected term of the stock-based compensation awards and stock price volatility. During the first quarter of 2015, the Company began to exclusively utilize its own historical stock price volatility to estimate the expected stock price volatility over the expected term as the Company now believes that it has a sufficient amount of experience as a public company to provide a reasonable basis for the calculation of the expected stock price volatility. For common stock options and SSARs granted prior to the first quarter of 2015, the Company used blended volatility to estimate expected volatility. Blended volatility included a weighting of the Company’s historical volatility from the date of its IPO to the respective grant date and an average of the Company’s peer group historical volatility consistent with the expected term of the common stock options. The Company’s peer group volatility included the historical volatility of certain companies that share similar characteristics in terms of revenue size and industry. This change in estimate did not have a material impact on the results of operations for the three and nine months ended September 30, 2015. For common stock options granted prior to the third quarter of 2013, the Company based the expected term on the simplified method. Beginning in the third quarter of 2013, the Company began using its own historical activity related to common stock option exercises and post-vesting forfeitures in order to estimate the expected term of its common stock option awards, as the Company now has a sufficient amount of experience to provide a reasonable basis for the calculation of the expected term. The risk-free interest rate used to value common stock option awards is based on the U.S. Treasury yield curve with a remaining term equal to the expected term assumed at the grant date. The assumptions used in calculating the fair value of stock-based compensation awards represent management’s best estimate and involve inherent uncertainties and the application of management judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different in the future.

For the three months ended September 30, 2015 and 2014, the Company recorded stock-based compensation expenses of approximately $6.5 million and $6.8 million, respectively, related to common stock option grants and SSARs. For each of the nine months ended September 30, 2015 and 2014, the Company recorded stock-based compensation expenses of approximately $19.3 million related to common stock option grants and SSARs.

As of September 30, 2015, there was approximately $48.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested employee and non-employee director common stock options and SSARs. The remaining cost is expected to be recognized over a weighted-average period of approximately 2.7 years.

Restricted Stock Units

The following provides a summary of the restricted stock unit activity for the Company for the nine months ended September 30, 2015:

	Number of Shares Underlying Outstanding Restricted Stock Units	Weighted- Average Grant Date Fair Value
Unvested as of January 1, 2015	1,014,914	$24.54
Granted	642,239	37.12
Vested	(351,256)	24.58
Forfeited	(27,270)	25.54

Unvested as of September 30, 2015	1,278,627	$30.82

The Company grants restricted stock unit awards to its employees and non-employee directors under the provisions of the 2010 Plan. The fair value of a restricted stock unit is determined by using the closing price of the Company’s common stock on the date of grant. A restricted stock unit award entitles the holder to receive shares of the Company’s common stock as the award vests, which is generally based on length of service. Stock-based compensation expense related to restricted stock unit awards is amortized over the requisite service period.

The total intrinsic value of restricted stock units vested during the nine months ended September 30, 2015 was approximately $12.5 million. The total intrinsic value of restricted stock units outstanding as of September 30, 2015 was approximately $46.6 million.

For the three months ended September 30, 2015 and 2014, the Company recorded stock-based compensation expenses of approximately $3.2 million and $2.3 million, respectively, related to restricted stock unit awards. For the nine months ended September 30, 2015 and 2014, the Company recorded stock-based compensation expenses of approximately $8.3 million and $5.1 million, respectively, related to restricted stock unit awards.

As of September 30, 2015, there was approximately $31.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units. The remaining cost is expected to be recognized over a weighted-average period of approximately 3.0 years.

MVSSSARs

The following provides a summary of the MVSSSARs activity for the Company for the nine months ended September 30, 2015:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of January 1, 2015	1,265,451	$25.96
Granted	70,575	$35.90
Exercised	(356,151)	$24.49
Forfeited	(54,364)	$26.41

Outstanding as of September 30, 2015	925,511	$27.25

The Company grants MVSSSARs to certain employees under the provisions of the 2010 Plan. MVSSSARs contain a predetermined cap on the maximum stock price at which point the instrument must be exercised. At exercise, employees holding MVSSSARs will receive shares of the Company’s common stock with a value equal to the difference between the exercise price and the current market price per share of the Company’s common stock, subject to a predetermined cap. The exercise price of MVSSSARs is determined by using the closing price of the Company’s common stock on the date of grant. Vesting is based on length of service. Stock-based compensation expense related to MVSSSARs is amortized over the requisite service period. The fair value of MVSSSARs is determined by utilizing a lattice model under the option pricing method. The key inputs to the lattice model are the current price of the Company’s common stock, the fair value of the Company’s common stock at date of grant, the maximum fair value at which the MVSSSARs must be exercised, the vesting period, the contractual term, the volatility, the risk-free interest rate, the employment termination rate and assumptions with respect to early exercise behavior.

The grant date weighted-average fair value for MVSSSARs granted during the nine months ended September 30, 2015 was $9.00. The total intrinsic value of MVSSSARs exercised during the nine months ended September 30, 2015 was approximately $4.0 million. The total intrinsic value of MVSSSARs outstanding as of September 30, 2015 was approximately $8.6 million. The total intrinsic value of MVSSSARs exercisable as of September 30, 2015 was approximately $1.6 million.

For the three months ended September 30, 2015 and 2014, the Company recorded stock-based compensation expenses of approximately $0.5 million and $0.6 million, respectively, related to MVSSSARs. For the nine months ended September 30, 2015 and 2014, the Company recorded stock-based compensation expenses of approximately $1.7 million and $1.8 million, respectively, related to MVSSSARs.

As of September 30, 2015, there was approximately $3.5 million of total unrecognized compensation cost related to unvested MVSSSARs. The remaining cost is expected to be recognized over a weighted-average period of approximately 2.2 years.

For the nine months ended September 30, 2015, the Company settled 356,151 MVSSSARs by issuing 112,764 shares of the Company’s common stock. For the nine months ended September 30, 2014, the Company settled 71,879 MVSSSARs by issuing 22,126 shares of the Company’s common stock. If settlement of all outstanding MVSSSARs had occurred on September 30, 2015 at the predetermined cap on the maximum stock price at which point the instrument must be exercised, the Company would have issued 340,517 shares of the Company’s common stock.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 27, 2015. This Quarterly Report on Form 10-Q, except for historical financial information contained herein, contains forward-looking statements, including, but not limited to, statements regarding the value and effectiveness of our products, the introduction of product enhancements or additional products and our growth, expansion and market leadership, that involve risks, uncertainties, assumptions and other factors which, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements containing the words, but not limited to, “predicts,” “plan,” “expects,” “focus,” “anticipates,” “believes,” “goal,” “target,” “estimate,” “potential,” “may,” “will,” “might,” “momentum,” “can,” “could,” “see,” “seek,” “forecast” and similar words. We intend all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected in such statements due to various factors, including but not limited to:

•	risk and uncertainties inherent in our business;

•	our ability to attract new customers and retain existing customers;

•	our ability to effectively sell, service and support our products;

•	our ability to adapt to changing licensing and go to market business models;

•	our ability to manage our international operations;

•	our ability to effectively predict the amount and timing of our sales;

•	our ability to compete effectively;

•	our ability to develop and introduce new products and add-ons or enhancements to existing products;

•	our ability to continue to promote and maintain our brand in a cost-effective manner;

•	our ability to manage growth;

•	our ability to attract and retain key personnel;

•	currency fluctuations that affect our revenues and expenses;

•	our ability to successfully integrate acquisitions into our business;

•	the scope and validity of intellectual property rights applicable to our products;

•	adverse economic conditions in general and adverse economic conditions specifically affecting the markets in which we operate; and

•	other risks discussed in the section titled “Risk Factors,” set forth in Part I, Item 1A of our Annual Report on Form 10-K and elsewhere in this Quarterly Report on Form 10-Q.

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

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided to help provide an understanding of our financial condition and results of operations. This item of our Quarterly Report on Form 10-Q is organized as follows:

•	Overview including Key Financial Metrics and Trends. This section provides a general description of our business, the key financial metrics that we use in assessing our performance, and anticipated trends that we expect to affect our financial condition and results of operations.

•	Consolidated Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2015 and 2014.

•	Foreign Exchange Rates. This section discusses the impact of foreign exchange rate fluctuations for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014.

•	Seasonality. This section discusses the seasonality in the sale of our products and services.

•	Acquisitions. This section discusses recent acquisitions and how we account for them.

•	Liquidity and Capital Resources. This section provides an analysis of our cash flows for the nine months ended September 30, 2015 and 2014, a discussion of our capital requirements, and the resources available to us to meet those requirements.

•	Critical Accounting Policies and Estimates. This section discusses accounting policies that are considered important to our financial condition and results of operations. These accounting policies require significant judgment or require estimates on our part in applying them. Our significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 2 to the unaudited consolidated financial statements.

•	Contractual Obligations and Commitments. This section discusses contractual obligations and commitments expected to have an effect on our liquidity and cash flow in future periods.

•	Off-Balance Sheet Arrangements. This section discusses off-balance sheet arrangements expected to have an effect on our liquidity and cash flow in future periods.

•	Inflation. This section discusses how inflation could impact our financial condition and results of operations.

•	Recent Accounting Pronouncements. This section provides for recent accounting pronouncements that could impact our financial condition and results of operations.

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

We have grown our customer base to approximately 37,000 active customers as of September 30, 2015 and increased our revenue at approximately a 20% compound annual growth rate from January 1, 2011 through September 30, 2015. During the nine months ended September 30, 2015, our software products were licensed by customers such as Abu Dhabi Police Department, AFAS Software B.V., Bourne Leisure Group Ltd, Citco Fund Services, CitySprint, Corrona, Inc., Dartmouth-Hitchcock Medical Center, Dehner GmbH & Co. KG, ESCHA Bauelemente GmbH, Federal Retirement Thrift Investment Board, First Utility, Forbo Siegling GmbH, Four Seasons Health Care Limited, Geisinger Health System, Georg Fischer B.V. & Co. KG, Hallym University Medical Center, Health Quest, The Helsinki Region Environmental Services HSY, Ingram Micro Distribution GmbH, John Muir Health, Mosecker GmbH & Co. KG, Lantmäteriet Gävleborgs län, Léon Grosse, Navient Solutions Inc., NHS Mid Essex CCG, Novo Nordisk Service Center India Pvt. Ltd., Oman Airports Management Company, ONE Care Vermont, Prime Minister’s Office UAE, Profinch Solutions, Reliant Medical Group, Ryanair, Ltd., Rochester Regional Health System, Royal BAM Group NV, Schibstad Classified Media Spain, Sl., Servion Global Solutions, Talentum Oyj, Thomas Jefferson University (TJU), Tucson Medical Center, The University of Virginia, UN Women and Yo! Sushi Limited. We currently have customers in over 100 countries and, for the three and nine months ended September 30, 2015, approximately 64% and 69%, respectively, of our revenue was derived internationally. For the three and nine months ended September 30, 2014, approximately 69% and 71%, respectively, of our revenue was derived internationally.

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

We generally license our software products under perpetual licenses which generally include one year of maintenance as part of the initial purchase price of the product. Our customers can renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. For the nine months ended September 30, 2015, our total revenue was comprised of approximately 49% license revenue, 41% maintenance revenue and 10% professional services revenue. For the nine months ended September 30, 2014, our total revenue was comprised of approximately 50% license revenue, 40% maintenance revenue and 10% professional services revenue. Total billings from our OEM relationships accounted for approximately 8% and 7% of our total billings during the nine months ended September 30, 2015 and 2014, respectively. Additionally, our online Qlik Community provides us with a loyal and growing network of users who promote our software, provide support for other users and contribute valuable insights and feedback for our product development efforts.

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

From a risk perspective, we have had to deal with the impact of the recessionary global environment during the past several years, and the unsettled global economic environment could affect our operating results in future periods. Approximately 69% of our revenue during the nine months ended September 30, 2015 was derived internationally, of which approximately 50% was derived in Europe. Approximately 71% of our revenue during the nine months ended September 30, 2014 was derived internationally, of which approximately 53% was derived in Europe. We have faced pricing pressure from some of our competitors and we seek to minimize the impact by demonstrating the value delivered by our software products in comparison to these other BI products. In addition, as we continue to further penetrate the enterprise and the size and complexity of our sales opportunities continue to expand, we seek to continue to improve the management of our sales pipeline. Also, the growth in our business has required the continued hiring of experienced staff across all of our geographic territories. To aid this effort we have focused on improving our local recruiting initiatives, as well as on developing further internal training programs to prepare employees for greater responsibilities.

We believe global economic conditions remain unstable and have contributed to an increase in the average length of time in our sales cycles. In addition, these conditions may result in an increase in the average length of time it takes to collect outstanding accounts receivable.

Key Financial Metrics and Trends

Revenue

Our revenue is comprised of license, maintenance and professional services. We generally license our software under perpetual licenses which generally include one year of maintenance as part of the initial purchase price of the product. License revenue reflects the revenue recognized from sales of licenses to new customers and additional licenses to existing customers. Billings to existing customers for license and first year maintenance were approximately 65% for the three months ended September 30, 2015 and 64% for the three months ended September 30, 2014. Billings to existing customers for license and first year maintenance were approximately 63% for the nine months ended September 30, 2015 and 64% for the nine months ended September 30, 2014. Based upon our land and expand sales strategy, we expect that on an annual basis the contribution of license and first year maintenance from existing customers will continue to exceed the contribution of license and first year maintenance from new customers. Customers can renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. Current customers with maintenance agreements are entitled to receive unspecified upgrades and enhancements when and if they become available. We have experienced growth in maintenance revenue primarily due to increased license sales and growth in our customer base and high retention of those customers. In the nine months ended September 30, 2015 and 2014, our annual maintenance renewal rates were greater than 90%. Professional services revenue is comprised of training, installation and other consulting revenues, and represented approximately 10% of total revenue for the nine months ended September 30, 2015 and 2014. We do not expect the percentage contribution to change significantly during the near term. The contribution from our partner network has grown over time and we anticipate that revenues from partners will continue to be more than 50% of total revenue. Given the size of the U.S. market and our current penetration there, we expect that the U.S. will represent our largest growth opportunity in terms of absolute U.S. dollars during the near term and will likely be an important contributor to future revenue growth. Due to the global diversity of our customer base, our results are impacted by movements in the currencies of the major territories in which we operate. The primary foreign currencies generally impacting our results are the Swedish kronor, the euro and the British pound. Inflation and changing prices had no material effect on our revenues or loss from continuing operations during the three and nine months ended September 30, 2015 and 2014.

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

Sales and Marketing. Sales and marketing expenses primarily consist of personnel costs for our sales, marketing and business development employees and executives; commissions earned by our sales related personnel; travel and entertainment costs; facilities costs attributable to our sales and marketing personnel; the cost of marketing programs and events; the cost of employee training programs; and the cost of business development programs. We expect to continue to make incremental investments in sales and marketing during the fourth quarter of 2015, including the hiring of additional sales personnel in both the U.S. and our international locations as well as incremental investments in our marketing programs. We expect that our sales and marketing expenses will continue to increase in absolute dollars, but decline as a percentage of revenue over time as we expect to derive greater efficiencies from the investments made in our sales and marketing organization.

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

General and Administrative. General and administrative expenses primarily consist of personnel costs for our executive, finance, legal, human resources, information systems and administrative personnel, as well as the cost of facilities attributable to general and administrative operations, the cost of employee training programs, depreciation and amortization, legal, accounting, other professional services fees and other corporate expenses. We also expect that general and administrative expenses will continue to increase in absolute dollars because of our efforts to expand our global operations, but we believe general and administrative costs will decline as a percentage of revenue over time as we expect to derive greater efficiencies from the investments made in our corporate infrastructure.

Stock-Based Compensation. Stock-based compensation expense is based on the fair value of those awards at the date of grant. We use the Black-Scholes-Merton (“Black-Scholes”) option-pricing model to determine the fair value of common stock option awards and Stock-settled Stock Appreciation Rights (“SSARs”). The fair value of a restricted stock unit is determined by using the closing price of our common stock on the date of grant. The estimated fair value of Maximum Value Stock-settled Stock Appreciation Rights (“MVSSSARs”) is determined by utilizing a lattice model under the option-pricing method. The estimated fair value of stock-based compensation awards on the date of grant is amortized over the requisite service period. Stock-based compensation expense is recorded within cost of revenue, sales and marketing, research and development and general and administrative expenses.

Other Income (Expense), net

Other income (expense), net primarily consists of net interest and foreign exchange gains or losses. Net interest generally represents interest income received on our cash and cash equivalents. Foreign exchange gains or losses relate to our business activities in foreign countries and the re-measurement of intercompany transactions between subsidiaries with different functional reporting currencies, as well as the impact of our short-term foreign currency forward contracts related to certain intercompany borrowings. As a result of our business activities in foreign countries, we expect that foreign exchange gains or losses will continue to occur due to fluctuations in exchange rates in the countries where we do business.

Income Tax Provision

Our income tax provision primarily consists of corporate income taxes related to income at our U.S. and international subsidiaries. The income tax provision includes amounts for U.S. federal, state and foreign income taxes.

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

Impact of Foreign Currency Translation

Approximately 66% and 68% of our revenues for the nine months ended September 30, 2015 and 2014, respectively, were earned in foreign denominated currencies, including the euro, the British pound and the Swedish kronor. We continue to monitor our foreign exchange risk in part through operational means, including monitoring the proportion of same-currency revenues in relation to same-currency costs and the proportion of same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, changes in those currencies relative to the U.S. dollar will impact our revenues and expenses. If the U.S. dollar weakens against a specific foreign currency, our revenues will increase having a positive impact on net income, and our overall expenses will increase, having a negative impact on net income. Likewise, if the U.S. dollar strengthens against a specific foreign currency, our revenues will decrease having a negative impact on net income, and our overall expenses will decrease, having a positive impact on net income. Therefore, significant shifts in foreign currencies can impact our short-term results, as well as our long-term forecasts and targets.

Foreign currency exchange rate fluctuations negatively impacted total revenue for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 by approximately $16.1 million, principally driven by the overall strengthening of the U.S. dollar relative to the foreign currencies in which we operate. Total cost of revenue and operating expenses for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 were positively impacted as a result of foreign exchange rate fluctuations by approximately $14.8 million, principally driven by the overall strengthening of the U.S. dollar relative to the foreign currencies in which we operate.

Foreign currency exchange rate fluctuations negatively impacted total revenue for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 by approximately $52.1 million, principally driven by the overall strengthening of the U.S. dollar relative to the foreign currencies in which we operate. Total cost of revenue and operating expenses for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 were positively impacted as a result of foreign exchange rate fluctuations by approximately $52.7 million, principally driven by the overall strengthening of the U.S. dollar relative to the foreign currencies in which we operate.

Consolidated Results of Operations

Comparison of the Three Months Ended September 30, 2015 and 2014

Revenue

The following table sets forth revenue by source:

	Three Months Ended September 30,
	2015		2014
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period-to-Period Change
	(unaudited)
	(dollars in thousands)
Revenue:
License revenue	$69,792	49.4%	$67,476	51.4%	$2,316	3.4%
Maintenance revenue	58,149	41.2%	51,755	39.4%	6,394	12.4%
Professional services revenue	13,232	9.4%	12,053	9.2%	1,179	9.8%

Total revenue	$141,173	100.0%	$131,284	100.0%	$9,889	7.5%

Revenue was approximately $141.2 million for the three months ended September 30, 2015 compared to approximately $131.3 million for the three months ended September 30, 2014, an increase of approximately 7.5%. Total revenue for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 was negatively impacted by approximately $16.1 million, or approximately 12%, as a result of the strengthening of the U.S. dollar relative to the foreign currencies in which we operate. The increase in revenue from the prior year period was primarily driven by revenue growth in the Americas (includes North America and South America), Rest of World (includes Asia-Pacific, Middle East and Africa) and the German region (includes Germany, Austria and Switzerland), which grew approximately 14.3%, 8.6% and 5.7%, respectively, and contributed approximately $9.5 million in incremental total revenue. License revenue grew approximately $2.3 million, or approximately 3.4%, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. License revenue for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 was negatively impacted by approximately $7.6 million, or approximately 12%, as a result of the strengthening of the U.S. dollar relative to the foreign currencies in which we operate. There was no material change in the pricing for our products during the period. Revenue growth was achieved primarily due to volume growth as new customers acquired our products for the first time, along with additional license purchases by our existing customers. During the three months ended September 30, 2015, we closed 130 contracts that had total license and first year’s maintenance exceeding $100,000, compared to 108 contracts for the same period last year. Included in the deals exceeding $100,000, we closed 34 contracts that had total license and first year’s maintenance exceeding $250,000 during the three months ended September 30, 2015, compared to 23 contracts for the same period last year. Included in the deals exceeding $250,000, we closed eight contracts that had total license and first year’s maintenance exceeding $1.0 million during the three months ended September 30, 2015, compared to seven contracts for the same period last year. Amounts invoiced to existing customers represented approximately 77% of total billings during the three months ended September 30, 2015, resulting from our “land and expand” sales strategy, compared to approximately 74% during the three months ended September 30, 2014. Billings from our indirect partner channel for license and first year maintenance were approximately 55% of total license and first year maintenance billings for the three months ended September 30, 2015 compared to approximately 52% for the three months ended September 30, 2014. Maintenance revenue grew approximately 12.4% during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 driven by annual maintenance renewal rates of greater than 90% and an increase in our customer base. Maintenance revenue for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 was negatively impacted by approximately $7.2 million, or approximately 14%, as a result of the strengthening of the U.S. dollar relative to the foreign currencies in which we operate. Professional services revenue increased approximately 9.8% during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 largely due to an increase in our customer base. Professional services revenue for the three months ended September 30, 2015 as compared to the three month ended September 30, 2014 was negatively impacted by approximately $1.3 million, or approximately 11%, as a result of the strengthening of the U.S. dollar relative to the foreign currencies in which we operate. The overall revenue growth during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 may not be indicative of our future revenue growth, if any.

Cost of Revenue and Gross Profit

The following table sets forth cost of revenue and gross profit for each revenue source:

	Three Months Ended September 30,
	2015		2014
	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Period-to-Period Change
	(unaudited)
	(dollars in thousands)
Cost of Revenue:
Cost of license revenue	$2,786	4.0%	$2,165	3.2%	$621	28.7%
Cost of maintenance revenue	2,785	4.8%	2,740	5.3%	45	1.6%
Cost of professional services revenue	15,065	113.9%	13,116	108.8%	1,949	14.9%

Total cost of revenue	$20,636	14.6%	$18,021	13.7%	$2,615	14.5%

Gross Profit:
License revenue	$67,006	96.0%	$65,311	96.8%	$1,695	2.6%
Maintenance revenue	55,364	95.2%	49,015	94.7%	6,349	13.0%
Professional services revenue	(1,833)	-13.9%	(1,063)	-8.8%	(770)	72.4%

Total gross profit	$120,537	85.4%	$113,263	86.3%	$7,274	6.4%

Cost of revenue was approximately $20.6 million for the three months ended September 30, 2015 compared to approximately $18.0 million for the three months ended September 30, 2014, an increase of approximately 14.5%. Total cost of revenue for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was positively impacted as a result of foreign currency exchange rate fluctuations by approximately $1.9 million. Cost of license revenue largely consists of referral fees paid to third parties in connection with software license sales and the amortization of technology related intangible assets acquired. Referral fees increased approximately $0.4 million as compared to the prior year period. In addition, the amortization of technology related intangible assets increased approximately $0.2 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 as a result of the acquisition of Vizubi in December 2014. Cost of maintenance revenue remained constant for the three months ended September 30, 2015 as compared to the same period in 2014. Cost of professional services revenue increased approximately $1.9 million for the three months ended September 30, 2015 as compared to the same period in 2014 largely due to increased personnel costs of approximately $1.5 million (including a $0.1 million increase in stock-based compensation) as we continue to invest in the global expansion of our services organization. In addition, we had an increase in outside contractor costs and other cost of professional services revenue of approximately $0.2 million, an increase in travel and entertainment costs of approximately $0.1 million and an increase in facility and infrastructure costs of approximately $0.1 million to support global expansion.

Total gross profit increased approximately $7.3 million, or approximately 6.4%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 largely due to an increase in total revenue of approximately $9.9 million, or approximately

7.5%. The increase in our total gross profit during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 may not be indicative of our future gross profit. For the three months ended September 30, 2015, total gross margin decreased to 85.4% from 86.3% for the three months ended September 30, 2014. The decrease in our total gross margin from the prior year period is primarily due to a decrease in professional services margins for the three months ended September 30, 2015 as compared to the same period in 2014 as we continue to invest in the global expansion of our services organization. The total gross margin during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 may not be indicative of our future gross margin.

Operating Expenses

The following table sets forth operating expenses as a percentage of revenue:

	Three Months Ended September 30,
	2015		2014
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period-to-Period Change
	(unaudited)
	(dollars in thousands)
Operating expenses:
Sales and marketing	$80,623	57.1%	$74,110	56.5%	$6,513	8.8%
Research and development	19,393	13.7%	20,954	16.0%	(1,561)	-7.4%
General and administrative	28,583	20.2%	26,835	20.4%	1,748	6.5%

Total operating expenses	$128,599	91.1%	$121,899	92.9%	$6,700	5.5%

Sales and Marketing. Sales and marketing expenses increased approximately $6.5 million, or approximately 8.8%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. Sales and marketing expenses for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 were positively impacted as a result of foreign currency exchange rate fluctuations by approximately $7.8 million. The period over period increase in sales and marketing expenses was primarily attributable to an increase in marketing, advertising and other sales and marketing costs of approximately $4.5 million. In addition, we had an increase in personnel and commission costs of approximately $2.0 million, reflecting higher employee headcount and higher variable compensation resulting from increased license revenue.

Research and Development. Research and development expenses decreased approximately $1.6 million, or approximately 7.4%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. Research and development expenses for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 were positively impacted by foreign currency exchange rate fluctuations by approximately $3.0 million. The period over period decrease in research and development expenses was primarily attributable to a decrease of approximately $4.6 million in product management costs related to the prior year market introduction of Qlik Sense. This decrease was offset by an increase in personnel costs of approximately $2.4 million (including a $0.1 million increase in stock-based compensation), an increase in other research and development costs, including outside professional fees, of approximately $0.5 million and an increase in travel and entertainment costs of approximately $0.1 million.

General and Administrative. General and administrative expenses increased approximately $1.8 million, or approximately 6.5%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. General and administrative expenses for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 were positively impacted as a result of foreign currency exchange rate fluctuations by approximately $2.8 million. The increase in general and administrative expenses for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was largely due to an increase of approximately $2.0 million in personnel costs (including a $0.3 million increase in stock-based compensation). This increase was offset by a decrease in facility and infrastructure costs of approximately $0.2 million.

Other Expense, net.

During the three months ended September 30, 2015, other expense, net was approximately $2.3 million and primarily consisted of net foreign exchange losses. During the three months ended September 30, 2014, other expense, net was approximately $1.7 million and primarily consisted of net foreign exchange losses.

Income Tax Expense.

For the three months ended September 30, 2015 and 2014, we determined that we were not able to make reliable estimates of the annual effective tax rate in the U.S., as relatively small changes in our projected income or loss produce significant variance in our annual effective tax rate in this jurisdiction. Therefore, we recorded the tax provision in the U.S., for the three months ended September 30, 2015 and 2014, based on the actual effective tax rate for these periods. We will continue to utilize this methodology until reliable estimates of the annual effective tax rate in the U.S. can be made. The effective tax rate for all other jurisdictions for the three months ended September 30, 2015 and 2014 was calculated based on an estimated annual effective tax rate as adjusted for discrete items.

For the three months ended September 30, 2015, we recorded income tax expense of approximately $5.7 million, which resulted in an effective tax rate of approximately (55.0%), compared to income tax expense of approximately $4.0 million, or an effective tax rate of approximately (39.0%), for the three months ended September 30, 2014. As of September 30, 2015, a full valuation allowance continues to be recorded against our U.S. and Swedish deferred tax assets, based on an analysis of positive and negative evidence, including analyzing three-year cumulative pre-tax income or loss as well as other quantitative and qualitative information. The effective tax rates for the three months ended September 30, 2015 and 2014 are primarily driven by foreign tax rate differentials, the impact of discrete items, the effects of permanent differences and the changes in the valuation allowance on deferred tax assets. The primary differences between the effective tax rates for the three months ended September 30, 2015 and 2014 relate to relative differences in the distribution of income and losses in jurisdictions in which we operate, changes in the valuation allowances against deferred tax assets, the impact of the permanent differences and discrete items.

Due to the relative difference in the projected annual distribution of income and losses where we operate compared to our actual results for the three months ended September 30, 2015, including the recognition of certain discrete items in the period and due to losses incurred in jurisdictions for which a tax benefit cannot be recognized, the year-to-date effective tax rate may differ significantly from our full year effective tax rate. Our effective tax rate is also impacted significantly by non-deductible stock-based compensation incurred in various jurisdictions. As the projection and distribution of income changes throughout 2015, the year-to-date effective tax rate will change from quarter to quarter.

Our liability for unrecognized tax benefits (including penalties and interest) was approximately $1.5 million as of September 30, 2015 and December 31, 2014. We do not expect that the total amount of unrecognized tax benefits will change significantly during the next twelve months. See Note 7 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K, filed with the SEC on February 27, 2015, for more detailed information regarding unrecognized tax benefits.

Comparison of the Nine Months Ended September 30, 2015 and 2014

Revenue

The following table sets forth revenue by source:

	Nine Months Ended September 30,
	2015		2014
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period-to-Period Change
	(unaudited)
	(dollars in thousands)
Revenue:
License revenue	$200,919	49.3%	$188,301	50.3%	$12,618	6.7%
Maintenance revenue	166,802	41.0%	148,489	39.7%	18,313	12.3%
Professional services revenue	39,545	9.7%	37,224	10.0%	2,321	6.2%

Total revenue	$407,266	100.0%	$374,014	100.0%	$33,252	8.9%

Revenue was approximately $407.3 million for the nine months ended September 30, 2015 compared to approximately $374.0 million for the nine months ended September 30, 2014, an increase of approximately 8.9%. Total revenue for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 was negatively impacted by approximately $52.1 million, or approximately 14%, as a result of the strengthening of the U.S. dollar relative to the foreign currencies in which we operate. The increase in revenue from the prior year period was primarily driven by revenue growth in the Americas (includes North America and South America), Rest of World (includes Asia-Pacific, Middle East and Africa), Benelux (includes Belgium, the Netherlands, Luxembourg and Eastern Europe) and the United Kingdom (includes United Kingdom and Ireland), which grew approximately 15.6%, 15.7%, 14.6% and 9.1%, respectively, and contributed approximately $35.8 million in incremental total revenue. License revenue grew approximately $12.6 million, or approximately 6.7%, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. License revenue for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 was negatively impacted by approximately $25.5 million, or approximately 13%, as a result of the strengthening of the U.S. dollar relative to the foreign currencies in which we operate. There was no material change in the pricing for our products during the period. Revenue growth was achieved primarily due to volume growth as new customers acquired our products for the first time, along with additional license purchases by our existing customers. During the nine months ended September 30, 2015, we closed 347 contracts that had total license and first year’s maintenance exceeding $100,000, compared to 318 contracts for the same period last year. Included in the deals exceeding $100,000, we closed 86 contracts that had total license and first year’s maintenance exceeding $250,000 during the nine months ended September 30, 2015, compared to 76 contracts for the same period last year. Included in the deals exceeding $250,000, we closed 18 contracts that had total license and first year’s maintenance exceeding $1.0 million during the nine months ended September 30, 2015, compared to 11 contracts for the same period last year. Amounts invoiced to existing customers represented approximately 76% of total billings during the nine months ended September 30, 2015, resulting from our “land and expand” sales strategy, compared to approximately 77% during the nine months ended September 30, 2014. Billings from our indirect partner channel for license and first year maintenance were approximately 58% of total license and first year maintenance billings for the nine months ended September 30, 2015 compared to approximately 54% for the nine months ended September 30, 2014. Maintenance revenue grew approximately 12.3% during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 driven by annual maintenance renewal rates of greater than 90% and an increase in our customer base. Maintenance revenue for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 was negatively impacted by approximately $22.1 million, or approximately 15%, as a result of the strengthening of the U.S. dollar relative to the foreign currencies in which we operate. Professional services revenue grew approximately 6.2% during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due to an increase in our customer base. Professional services revenue for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 was negatively impacted by approximately $4.5 million, or approximately 12%, as a result of the strengthening of the U.S. dollar relative to the foreign currencies in which we operate. The overall revenue growth during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 may not be indicative of our future revenue growth, if any.

Cost of Revenue and Gross Profit

The following table sets forth cost of revenue and gross profit for each revenue source:

	Nine Months Ended September 30,
	2015		2014
	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Period-to-Period Change
	(unaudited)
	(dollars in thousands)
Cost of Revenue:
Cost of license revenue	$7,195	3.6%	$5,456	2.9%	$1,739	31.9%
Cost of maintenance revenue	8,724	5.2%	8,565	5.8%	159	1.9%
Cost of professional services revenue	48,052	121.5%	40,848	109.7%	7,204	17.6%

Total cost of revenue	$63,971	15.7%	$54,869	14.7%	$9,102	16.6%

Gross Profit:
License revenue	$193,724	96.4%	$182,845	97.1%	$10,879	5.9%
Maintenance revenue	158,078	94.8%	139,924	94.2%	18,154	13.0%
Professional services revenue	(8,507)	-21.5%	(3,624)	-9.7%	(4,883)	134.7%

Total gross profit	$343,295	84.3%	$319,145	85.3%	$24,150	7.6%

Cost of revenue was approximately $64.0 million for the nine months ended September 30, 2015 compared to approximately $54.9 million for the nine months ended September 30, 2014, an increase of approximately 16.6%. Total cost of revenue for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was positively impacted as a result of foreign currency exchange rate fluctuations by approximately $6.9 million. Cost of license revenue largely consists of referral fees paid to third parties in connection with software license sales and the amortization of technology related intangible assets acquired. Referral fees increased approximately $1.3 million as compared to the prior year period. In addition, the amortization of technology related intangible assets increased approximately $0.4 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 as a result of the acquisition of Vizubi in December 2014. Cost of maintenance revenue increased approximately $0.2 million for the nine months ended September 30, 2015 as compared to the same period in 2014 largely due to an increase in personnel costs of approximately $0.2 million. Cost of professional services revenue increased approximately $7.2 million for the nine months ended September 30, 2015 as compared to the same period in 2014 largely due to increased personnel costs of approximately $6.4 million (including a $0.7 million increase in stock-based compensation) as we continue to invest in the global expansion of our services organization. In addition, we had an increase in outside contractor costs and other cost of professional services revenue of approximately $0.6 million and an increase in facility and infrastructure costs of approximately $0.2 million.

Total gross profit increased approximately $24.2 million, or approximately 7.6%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 largely due to an increase in total revenue of approximately $33.3 million, or approximately 8.9%. The increase in our total gross profit during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 may not be indicative of our future gross profit. For the nine months ended September 30, 2015, total gross margin decreased to 84.3% from 85.3% for the nine months ended September 30, 2014. The decrease in our total gross margin from the prior year period is primarily due to a decrease in professional services margins for the nine months ended September 30, 2015 as compared to the same period in 2014 as we continue to invest in the global expansion of our services organization. The total gross margin during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 may not be indicative of our future gross margin.

Operating Expenses

The following table sets forth operating expenses as a percentage of revenue:

	Nine Months Ended September 30,
	2015		2014
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period-to-Period Change
	(unaudited)
	(dollars in thousands)
Operating expenses:
Sales and marketing	$244,056	59.9%	$222,564	59.5%	$21,492	9.7%
Research and development	55,581	13.6%	55,588	14.9%	(7)	0.0%
General and administrative	85,721	21.0%	80,127	21.4%	5,594	7.0%

Total operating expenses	$385,358	94.6%	$358,279	95.8%	$27,079	7.6%

Sales and Marketing. Sales and marketing expenses increased approximately $21.5 million, or approximately 9.7%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. Sales and marketing expenses for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 were positively impacted as a result of foreign currency exchange rate fluctuations by approximately $26.4 million. The period-over-period increase in sales and marketing expenses was primarily attributable to an increase in personnel and commission costs of approximately $11.8 million (including a $1.1 million increase in stock-based compensation), reflecting higher employee headcount and higher variable compensation resulting from increased license revenue. In addition, we had an increase in marketing, advertising and other sales and marketing costs of approximately $8.9 million and an increase of approximately $1.1 million in travel and entertainment costs. These increases were offset by a decrease in facility and infrastructure costs of approximately $0.3 million.

Research and Development. Research and development expenses remained constant for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. Research and development expenses for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 were positively impacted by foreign currency exchange rate fluctuations by approximately $9.2 million. The period over period decrease in research and development expenses was primarily attributable to a decrease of approximately $4.6 million in product management costs related to the prior year market introduction of Qlik Sense. This decrease was offset by an increase in personnel costs of approximately $3.1 million (including a $0.3 million increase in stock-based compensation), an increase in other research and development costs, including outside professional fees, of approximately $0.9 million and an increase in travel and entertainment costs of approximately $0.6 million.

General and Administrative. General and administrative expenses increased approximately $5.6 million, or approximately 7.0%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. General and administrative expenses for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 were positively impacted as a result of foreign currency exchange rate fluctuations by approximately $12.3 million. The increase in general and administrative expenses for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was largely due to an increase of approximately $7.3 million in personnel costs (including a $1.0 million increase in stock-based compensation). This increase was offset by a decrease in consulting costs largely related to information systems of $0.9 million, a decrease in travel and entertainment costs of approximately $0.4 million and a decrease in facility and infrastructure costs of approximately $0.4 million.

Other Expense, net.

During the nine months ended September 30, 2015, other expense, net was approximately $4.1 million and primarily consisted of net foreign exchange losses. During the nine months ended September 30, 2014, other expense, net was approximately $2.0 million. Other expense, net for the nine months ended September 30, 2014 primarily consisted of net foreign exchange losses of approximately $2.1 million offset by net interest income of approximately $0.1 million.

Income Tax Expense.

For the nine months ended September 30, 2015 and 2014, we determined that we were not able to make reliable estimates of the annual effective tax rate in the U.S., as relatively small changes in our projected income or loss produce significant variance in our annual effective tax rate in this jurisdiction. Therefore, we recorded the tax provision in the U.S., for the nine months ended September 30, 2015 and 2014, based on the actual effective tax rate for these periods. We will continue to utilize this methodology until reliable estimates of the annual effective tax rate in the U.S. can be made. The effective tax rate for all other jurisdictions for the nine months ended September 30, 2015 and 2014 was calculated based on an estimated annual effective tax rate as adjusted for discrete items.

For the nine months ended September 30, 2015, we recorded income tax expense of approximately $13.2 million, which resulted in an effective tax rate of approximately (28.7%), compared to income tax expense of approximately $9.3 million, or an effective tax rate of approximately (22.5%), for the nine months ended September 30, 2014. As of September 30, 2015, a full valuation allowance continues to be recorded against our U.S. and Swedish deferred tax assets, based on an analysis of positive and negative evidence, including analyzing three-year cumulative pre-tax income or loss as well as other quantitative and qualitative information. The effective tax rates for the nine months ended September 30, 2015 and 2014 are primarily driven by foreign tax rate differentials, the impact of discrete items, the effects of permanent differences and the changes in the valuation allowance on deferred tax assets. The primary differences between the effective tax rates for the nine months ended September 30, 2015 and 2014 relate to relative differences in the distribution of income and losses in jurisdictions in which we operate, changes in the valuation allowances against deferred tax assets, the impact of the permanent differences and discrete items.

Due to the relative difference in the projected annual distribution of income and losses where we operate compared to our actual results for the nine months ended September 30, 2015, including the recognition of certain discrete items in the period and due to losses incurred in jurisdictions for which a tax benefit cannot be recognized, the year-to-date effective tax rate may differ significantly from our full year effective tax rate. Our effective tax rate is also impacted significantly by non-deductible stock-based compensation incurred in various jurisdictions. As the projection and distribution of income changes throughout 2015, the year-to-date effective tax rate will change from quarter to quarter.

Our liability for unrecognized tax benefits (including penalties and interest) was approximately $1.5 million as of September 30, 2015 and December 31, 2014. We do not expect that the total amount of unrecognized tax benefits will change significantly during the next twelve months. See Note 7 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K, filed with the SEC on February 27, 2015, for more detailed information regarding unrecognized tax benefits.

Foreign Exchange Rates

We conduct business in our foreign operations in local currencies. Accordingly, our revenue and operating expense results presented above are affected by changes in foreign exchange rates. Income and expense accounts are translated at the average monthly exchange rates during the period.

Foreign currency exchange rate fluctuations negatively impacted total revenue for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 by approximately $16.1 million, principally driven by the overall strengthening of the U.S. dollar relative to the foreign currencies in which we operate. Total cost of revenue and operating expenses for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 were positively impacted as a result of foreign exchange rate fluctuations by approximately $14.8 million, principally driven by the overall strengthening of the U.S. dollar relative to the foreign currencies in which we operate.

Foreign currency exchange rate fluctuations negatively impacted total revenue for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 by approximately $52.1 million, principally driven by the overall strengthening of the U.S. dollar relative to the foreign currencies in which we operate. Total cost of revenue and operating expenses for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 were positively impacted as a result of foreign exchange rate fluctuations by approximately $52.7 million, principally driven by the overall strengthening of the U.S. dollar relative to the foreign currencies in which we operate.

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

Acquisitions

Vizubi

On December 23, 2014, we acquired all of the outstanding shares of Vizubi Software S.r.l., an Italian company, and all of the outstanding shares of Vizubi, Inc., a U.S. corporation (collectively “Vizubi”). Vizubi’s NPrinting product allows organizations to create visually-appealing reports with drag-and-drop simplicity, in a variety of popular formats, using data and analytics from QlikView. We purchased Vizubi for a total maximum purchase price of $21.3 million. We paid approximately $6.8 million to the former Vizubi shareholders at closing. In addition, the preliminary purchase price included approximately $2.7 million of deferred payments related to a working capital price adjustment that was paid in the second quarter of 2015. The total maximum purchase price also includes approximately $11.7 million of contingent consideration payable upon the achievement of certain product development milestones and financial targets as set forth in the purchase agreement governing the transaction. At the purchase date, we estimated the fair value of the contingent consideration at approximately $9.0 million, and therefore, this amount was included in the preliminary purchase price. The results of operations and financial position of Vizubi are included in our consolidated financial statements from and after the date of acquisition. The inclusion of Vizubi did not have a material impact on our unaudited consolidated financial results for the three and nine months ended September 30, 2015.

During the nine months ended September 30, 2015, we revised our preliminary purchase price allocation to finite-lived intangible assets from approximately $9.6 million as of December 31, 2014 to approximately $7.8 million, of which we estimated approximately $4.9 million was related to developed technology and approximately $2.9 million was related to customer relationships. The value assigned to Vizubi’s developed technology was determined by applying the relief-from-royalty method under the income approach. Under this method, the value of the developed technology is based on the application of a royalty rate to forecasted revenue under the developed technology. The fair value of the contingent consideration was determined using a discounted cash flow model. Under this model, the fair value of the contingent consideration is a function of the probability of achieving the milestones, the estimated achievement date of the milestones and the discount rate that reflects the level of risk associated with the liability. The identified finite intangible assets will be amortized over their estimated useful life. After preliminarily allocating the purchase price to the assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, we recorded goodwill of approximately $11.1 million related to this acquisition. Goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. We believe the goodwill related to the acquisition was a result of the expected synergies to be realized from combining operations and is not expected to be deductible for income tax purposes. During the nine months ended September 30, 2015, we finalized our purchase price allocation, which increased goodwill by approximately $0.9 million, primarily as a result of the decrease in finite-lived intangible assets of approximately $1.7 million and a decrease in assumed deferred income tax liabilities of approximately $0.5 million, as well as approximately $0.3 million of other adjustments.

We finalized the purchase price allocation, including the valuation of assets acquired, intangible assets acquired, liabilities assumed and deferred income taxes assumed, related to the acquisition during the third quarter of 2015.

DataMarket

On October 21, 2014, we acquired all of the outstanding shares of DataMarket ehf. (“DataMarket”), an Icelandic company. DataMarket specializes in the provisioning of data for analysis. We purchased DataMarket for a total maximum purchase price of $13.3 million. We paid approximately $11.5 million to the former DataMarket shareholders at closing. In addition, the purchase price included approximately $0.1 million of deferred payments related to an asset value holdback, which was paid in the first quarter of 2015. The total maximum purchase price also includes approximately $1.7 million of contingent consideration payable upon the achievement of certain product development milestones and financial targets as set forth in the purchase agreement governing the transaction. At the purchase date, we estimated the fair value of the contingent consideration at approximately $1.6 million, and therefore, this amount was included in the purchase price. The contingent consideration is payable at various intervals through September 30, 2017. The results of operations and financial position of DataMarket are included in our consolidated financial statements from and after the date of acquisition. The inclusion of DataMarket did not have a material impact on our unaudited consolidated financial results for the three and nine months ended September 30, 2015.

We allocated approximately $3.9 million of the purchase price to finite-lived intangible assets, of which approximately $2.8 million was related to developed technology, approximately $1.0 million was related to customer relationships and approximately $0.1 million was related to trade name. The value assigned to developed technology for DataMarket was determined by using the excess earnings method. Under this method, the value of the developed technology is a function of the estimated obsolescence curve of the developed technology as of the corresponding valuation date, the expected future net cash flows generated by the developed technology and the discount rate that reflects the level of risk associated with receiving future cash flows attributable to the developed technology. We amortize the developed technology on a straight-line basis over an estimated useful life of eight years and we amortize the customer relationships and trade name on a straight-line basis over an estimated useful life of four years. The fair value of the contingent consideration was determined using a discounted cash flow model. Under this model, the fair value of the contingent consideration is a function of the probability of achieving the milestones, the estimated achievement date of the milestones and the discount rate that reflects the level of risk associated with the liability. After allocating the purchase price to the assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, we recorded goodwill of approximately $9.9 million related to this acquisition. Goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. We believe the goodwill related to the acquisition was a result of the expected synergies to be realized from combining operations and is not expected to be deductible for income tax purposes.

We finalized the purchase price allocation, including the valuation of assets acquired, intangible assets acquired, liabilities assumed and deferred income taxes assumed, related to the acquisition during the first quarter of 2015, and there were no changes from the preliminary purchase price allocation.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents and the on-going collection of our accounts receivable. As of September 30, 2015, we had cash and cash equivalents totaling approximately $321.2 million, net accounts receivable of approximately $129.9 million and working capital of approximately $253.0 million. Our cash and cash equivalents held domestically were approximately $200.7 million as of September 30, 2015. We believe that our cash and cash equivalents balances in the U.S. are currently sufficient to fund our U.S. operations. As of September 30, 2015, cash and cash equivalents held by foreign subsidiaries were approximately $120.5 million, which include undistributed earnings of foreign subsidiaries indefinitely invested outside of the U.S. of approximately $22.1 million. Except as required under U.S. tax law, we do not accrue for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to continue to invest such undistributed earnings outside of the U.S. If these funds are needed for our operations in the U.S., we would be required to accrue and, subsequent to the full utilization of our existing net operating loss carryforwards, pay U.S. taxes to repatriate these funds.

Our capital expenditures for the nine months ended September 30, 2015 were approximately $11.6 million, comprised primarily of additional leasehold improvements, furniture and fixtures and computer equipment.

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

The following table shows selected balance sheet data as well as our cash flows from operating activities, investing activities and financing activities for the stated periods:

	September 30 2015	December 31, 2014
	(unaudited)
	(in thousands)
Cash and cash equivalents	$321,179	$244,018
Accounts receivable, net	129,870	203,766
Deferred revenue	134,235	132,129
Working capital	253,007	238,753

	Nine Months Ended September 30,
	2015	2014
	(unaudited)
	(in thousands)
Cash flow activities
Net cash provided by operating activities	$56,143	$17,308
Net cash used in investing activities	(14,383)	(11,228)
Net cash provided by financing activities	43,965	15,508

Cash and Cash Equivalents

Our cash and cash equivalents at September 30, 2015 were held for working capital purposes and were invested primarily in bank deposits and money market accounts having less than 90 day maturities. We do not enter into investments for trading or speculative purposes. These balances could be impacted if the underlying depository institutions or the guarantors fail or could be subject to adverse conditions in the financial markets. We can provide no assurances that access to our funds will not be impacted by adverse conditions in the financial markets.

Cash Flows

Operating Activities

Net cash provided by operating activities was approximately $56.1 million for the nine months ended September 30, 2015. We incurred non-cash expenses totaling approximately $50.8 million for the nine months ended September 30, 2015. Non-cash expenses primarily consisted of stock-based compensation expense, provisions for bad debt, foreign currency gains and losses, and depreciation and amortization expense. In addition, we incurred an excess tax benefit from stock-based compensation of approximately $7.6 million for the nine months ended September 30, 2015.

The change in certain assets and liabilities resulted in a net source of cash of approximately $72.2 million for the nine months ended September 30, 2015. Net cash provided by operating activities is driven by sales of our products. Collection of accounts receivable from the sale of our products is a significant component of our cash flows from operating activities, as is the change in deferred revenue related to these sales. In addition, net cash provided by operating activities for the nine months ended September 30, 2015 reflects income tax payments made of approximately $5.5 million.

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

The change in certain assets and liabilities resulted in a net source of cash of approximately $32.3 million for the nine months ended September 30, 2014. Net cash provided by operating activities is driven by sales of our products. Collection of accounts receivable from the sale of our products is a significant component of our cash flows from operating activities, as is the change in deferred revenue related to these sales. In addition, net cash provided by operating activities for the nine months ended September 30, 2014 reflects income tax payments made of approximately $7.2 million.

Investing Activities

Net cash used in investing activities was approximately $14.4 million for the nine months ended September 30, 2015. Cash used in investing activities for the nine months ended September 30, 2015 consisted of approximately $11.6 million for capital expenditures related to leasehold improvements, furniture and fixtures and computer equipment. In addition, cash used in investing activities for the nine months ended September 30, 2015 consisted of deferred purchase price payments related to a working capital price adjustment of approximately $2.7 million related to the acquisition of Vizubi and an asset value holdback of approximately $0.1 million related to the acquisition of DataMarket.

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

Financing Activities

Net cash provided by financing activities was approximately $44.0 million for the nine months ended September 30, 2015. Net cash provided by financing activities included proceeds from the exercise of common stock options of approximately $38.5 million and an excess tax benefit from stock-based compensation of approximately $7.6 million. These proceeds were offset by approximately $2.1 million during the period for deferred payments related to the acquisition of NComVA AB in May 2013.

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

Non-GAAP Financial Measures

In order to supplement our unaudited consolidated financial statements presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), we use measures of non-generally accepted accounting principles (“Non-GAAP”) income (loss) from operations, Non-GAAP net income (loss), Non-GAAP net income (loss) per basic and diluted common share and constant currency. We believe that the Non-GAAP financial information provided can assist investors in understanding and assessing our on-going core operations and prospects for the future and provide an additional tool for investors to use in comparing our financial results with other companies in our industry, many of which present similar Non-GAAP financial measures to investors. In addition, we believe that these Non-GAAP financial measures are useful to investors because they allow for greater transparency into the indicators used as a basis for our internal budgeting and operational decision making.

For the three and nine months ended September 30, 2015 and 2014, Non-GAAP income (loss) from operations is determined by taking U.S. GAAP loss from operations and adding back stock-based compensation expense, employer payroll taxes on stock transactions, the amortization of intangible assets and contingent consideration adjustments. Non-GAAP net income (loss) is determined by taking U.S. GAAP loss before income taxes and adding back stock-based compensation expense, employer payroll taxes on stock transactions, the amortization of intangible assets and contingent consideration adjustments and the result is tax affected at an estimated long-term effective tax rate of 30%. We believe that the effective tax rate used in the Non-GAAP net income (loss) and related per diluted common share calculations are reasonable estimates of the long-term normalized effective tax rate under our global structure. We believe these adjustments provide useful information to both management and investors due to the following factors:

•	Stock-based compensation. Although stock-based compensation is an important aspect of the compensation of our employees and executives, determining the fair value of the stock-based instruments involves a high degree of judgment and estimation and the expense recorded may bear little resemblance to the actual value realized upon the future exercise or termination of the related stock-based awards. Furthermore, unlike cash compensation, the value of stock-based compensation is determined using a complex formula that incorporates factors, such as market volatility, that are beyond our control. We believe it is useful to exclude stock-based compensation in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies.

•	Employer payroll taxes on stock transactions. The amount of employer payroll taxes on stock transactions is dependent on our stock price and other factors that are beyond our control and which we believe do not correlate to the operation of our business.

•	Amortization of intangible assets. A portion of the purchase price of our acquisitions is generally allocated to intangible assets, such as intellectual property, and is subject to amortization. However, we do not acquire businesses on a predictable cycle. Additionally, the amount of an acquisition’s purchase price allocated to intangible assets and the term of its related amortization can vary significantly and are unique to each acquisition. Therefore, we believe that the presentation of Non-GAAP financial measures that adjust for the amortization of intangible assets provides investors and others with a consistent basis for comparison across accounting periods.

•	Contingent consideration adjustment. We periodically enter into business combinations which may contain contingent consideration arrangements. At each reporting date, we measure these contingent consideration liabilities at fair value until the contingencies are resolved. During the three and nine months ended September 30, 2015, a charge of approximately $0.2 million and $0.4 million was recorded related to changes in the fair value of contingent consideration liabilities and is included in our consolidated statement of operations. We believe that these costs are generally non-recurring and do not correlate to the ongoing operation of our business.

The following is a reconciliation of Non-GAAP income (loss) from operations, Non-GAAP net income (loss) and Non-GAAP net income (loss) per common share to the most comparable U.S. GAAP measure for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)
	(in thousands, except share and per share data)
Reconciliation of Non-GAAP income (loss) from operations:
GAAP loss from operations	$(8,062)	$(8,636)	$(42,063)	$(39,134)
Stock-based compensation expense	10,252	9,730	29,312	26,246
Employer payroll taxes on stock transactions	845	672	2,337	1,226
Amortization of intangible assets	1,088	704	2,860	2,252
Contingent consideration adjustment	224	170	386	170

Non-GAAP income (loss) from operations	$4,347	$2,640	$(7,168)	$(9,240)

Reconciliation of Non-GAAP net income (loss):
GAAP net loss	$(16,027)	$(14,365)	$(59,349)	$(50,451)
Stock-based compensation expense	10,252	9,730	29,312	26,246
Employer payroll taxes on stock transactions	845	672	2,337	1,226
Amortization of intangible assets	1,088	704	2,860	2,252
Contingent consideration adjustment	224	170	386	170
Income tax adjustment (1)	5,065	3,746	16,594	12,661

Non-GAAP net income (loss)	$1,447	$657	$(7,860)	$(7,896)

Reconciliation of Non-GAAP income (loss) per share:
Non-GAAP net income (loss) per common share - basic and diluted	$0.02	$0.01	$(0.09)	$(0.09)

GAAP net loss per common share - basic and diluted	$(0.17)	$(0.16)	$(0.65)	$(0.56)

Non-GAAP weighted average number of common shares outstanding - basic	92,693,756	90,064,658	91,811,206	89,677,323

Non-GAAP weighted average number of common shares outstanding - diluted	95,306,500	91,290,848	91,811,206	89,677,323

GAAP weighted average number of common shares outstanding - basic and diluted	92,693,756	90,064,658	91,811,206	89,677,323

(1)	Income tax adjustment is used to adjust the U.S. GAAP benefit (expense) for income taxes to a Non-GAAP benefit (expense) for income taxes by taking U.S. GAAP loss before income taxes and adding back stock-based compensation expense, employer payroll taxes on stock transactions, the amortization of intangible assets and contingent consideration adjustments and applying an estimated long-term effective tax rate of 30%.

The following table reflects the impact of changes in foreign currency exchange rates from the prior year periods on the reported amounts of total revenue for the three and nine months ended September 30, 2015. To determine the revenue growth rates on a constant currency basis for the three and nine months ended September 30, 2015, revenue from entities reporting in foreign currencies was translated into U.S. dollars using the comparable prior year period’s monthly average foreign currency exchange rates.

	Three months ended September 30,			Nine Months ended September 30,
	2015	2014	% change	2015	2014	% change
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Constant currency reconciliation:
Total revenue, as reported	$141,173	$131,284	8%	$407,266	$374,014	9%
Estimated impact of foreign currency fluctuations			12%			14%

Total revenue constant currency growth rate			20%			23%

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements, as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K, as of September 30, 2015 and December 31, 2014.

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

Interest Rate Sensitivity

We had cash and cash equivalents of approximately $321.2 million at September 30, 2015 and approximately $244.0 million at December 31, 2014. We held these amounts in cash or money market funds.

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

During the year ended December 31, 2014, we began using derivative instruments, specifically, short-term foreign currency forward contracts to hedge certain exposures to fluctuations in foreign currency exchange rates. We use these short-term foreign currency forward contracts to manage foreign currency exchange rate risks related to certain intercompany borrowings that are utilized to fund operations. We execute these short-term foreign currency forward contracts with financial institutions that hold an investment grade credit rating. These short-term foreign currency forward contracts do not meet the requirements for hedge accounting, and are recorded on our consolidated balance sheet as either an asset or liability measured at fair value at the balance sheet date. As of September 30, 2015, we had two short-term foreign currency forward contracts outstanding. The short-term foreign currency forward contracts were to sell Swedish kronor with a notional value of $120.0 million U.S. dollars and to sell U.S. dollars with a notional value of €8.2 million euros (approximately $9.2 million based on an exchange rate of 1.1245 at September 30, 2015). As of September 30, 2015, the unrealized loss on our short-term foreign currency forward contracts was approximately $0.4 million and is recorded within accrued expenses on the consolidated balance sheet. At December 31, 2014, we had one short-term foreign currency forward contract outstanding to sell Swedish kronor with a notional value of $107.0 million U.S. dollars. As of December 31, 2014, the unrealized loss on our short-term foreign currency forward contract was approximately $0.9 million and was recorded within accrued expenses on the consolidated balance sheet. Cash flows received or paid in connection with the settlement of short-term foreign currency forward contracts are included in cash flows from operating activities in the period in which the short-term foreign currency forward contracts are settled.

Foreign exchange risk exposures arise from transactions denominated in a currency other than our functional currency and from foreign denominated revenue and profit translated into U.S. dollars. Approximately 66% and 68% of our revenues for the nine months ended September 30, 2015 and 2014, respectively, were earned in foreign denominated currencies other than the U.S. dollar. The principal foreign currencies in which we conduct business are the euro, the Swedish kronor and the British pound. The translation of currencies in which we operate into the U.S. dollar may affect consolidated revenues and gross profit margins as expressed in U.S. dollars. We seek to manage our foreign exchange risk in part through operational means, including managing same-currency revenues in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, changes in those currencies relative to the U.S. dollar will impact our revenues and expenses. If the U.S. dollar weakens against a specific foreign currency, our revenues will increase having a positive impact on net income, and our overall expenses will increase, having a negative impact on net income. Likewise, if the U.S. dollar strengthens against a specific foreign currency, our revenues will decrease having a negative impact on net income, and our overall expenses will decrease, having a positive impact on net income. Therefore, significant shifts in foreign currencies can impact our short-term results, as well as our long-term forecasts and targets.

Our actual future gains and losses may differ materially due to the inherent limitations with the timing and amount of changes in foreign currency exchange rates and our actual exposure and positions.

Item 4.	Controls and Procedures

Evaluation of Disclosure and Control Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2015, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Cadian Capital Section 16(b) Matter Seeking Disgorgement Short-swing Profits on Behalf of Qlik.

On October 15, 2015, a purported stockholder filed a complaint pursuant to Section 16(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) in the U.S. District Court for the Southern District of New York against Cadian Capital Management, LP and certain persons and entities allegedly affiliated with it (collectively, the “Cadian Defendants”) in an action captioned Klein v. Cadian Capital Mgmt., LP et al., Case No. 15-CV-08140. We are named as a nominal defendant. Plaintiff alleges that the Cadian Defendants engaged in transactions in our securities that resulted in “short-swing” profits within the scope of Section 16, and seeks disgorgement from the Cadian Defendants of those alleged “short-swing” profits on our behalf. Due to the alleged failure by the Cadian Defendants to comply with its reporting obligations under the Exchange Act, the complaint does not specify the precise amount of alleged trades subject to disgorgement, other than estimating that the amount of profits subject to disgorgement is “believed to be in excess of $10.0 million.” The complaint seeks disgorgement of any and all short-swing profits on behalf of us, plus attorneys’ fees and expenses. The complaint does not seek damages of any kind from us.

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

Our intellectual property is an essential element of our business. We own trademarks for “Qlik®,” “QlikTech®,” “Qlik® Sense,” “QlikView®,” “Qlik® Cloud,” “Qlik® DataMarket, “ “Qlik® Analytics Platform” and our logos. We rely on a combination of copyright, trademark, trade dress and trade secrecy laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights both domestically and abroad. These laws, procedures and restrictions provide only limited protection. As of September 30, 2015, we had eight issued U.S. patents and had eight pending applications for U.S. patents. In addition, as of September 30, 2015, we had five issued and 22 pending applications for foreign patents. Any future patents issued to us may be challenged, invalidated or circumvented. Any patents that might be issued in the future, with respect to pending or future patent applications may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. We endeavor to enter into agreements with our employees and contractors and with parties with whom we do business in order to limit access to and disclosure of our proprietary information.

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

In addition to our direct sales force, we use indirect channel partners, such as distribution partners, value-added resellers, system integrators and OEMs to license and support our software products. For the year ended December 31, 2014 and the nine months ended September 30, 2015, transactions by indirect channel partners accounted for more than 50% of our total product licenses and first year maintenance billings. We expect to continue to rely substantially on our channel partners in the future.

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

We receive a significant portion of our total revenue from international sales from foreign direct and indirect operations. International revenues accounted for approximately 69% of our total revenue for the nine months ended September 30, 2015, approximately 71% of our total revenue for the year ended December 31, 2014 and approximately 70% of our total revenue for the year ended December 31, 2013. We have facilities located in Australia, Austria, Belgium, Brazil, Canada, China, Denmark, Finland, France, Germany, Hong Kong, Iceland, India, Italy, Japan, the Netherlands, Norway, Poland, Portugal, Russia, Singapore, Spain, Sweden, Switzerland, the United Arab Emirates and the United Kingdom. We expect to continue to add personnel in these and additional countries. Our international operations require significant management attention and financial resources.

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

We believe that, over time, a significant portion of our revenues and costs will continue to be denominated in foreign currencies. To the extent such denomination in foreign currencies does occur, gains and losses on the conversion to the U.S. dollar of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations have and may continue to contribute to fluctuations in our results of operations and adjustments to our financial guidance. For example, the strengthening of the U.S. dollar relative to other currencies in which we do business negatively impacted our reported total revenue and loss from operations during 2014 and the nine months ended September 30, 2015. Although we continue to utilize short-term foreign currency forward contracts to cover a portion of our foreign currency transaction exposure related to certain intercompany borrowings, our policies do not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. We do not use financial instruments for trading purposes and we are not a party to any leveraged derivatives. We monitor underlying market risk exposures on an ongoing basis and believe that we can modify or adapt our hedging strategies as needed. If we are not effective in any future foreign exchange hedging transactions in which we engage, our business, operating results and financial condition could be harmed.

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

Government regulation of the Internet and e-commerce and of the international exchange of certain technologies is subject to possible unfavorable changes, and our failure to comply with applicable regulations could harm our business and operating results.

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

As of September 30, 2015, we had eight issued U.S. patents and eight pending applications for U.S. patents expiring at various times ranging from 2015 through 2035 and five issued and 22 pending applications for foreign patents expiring at various times ranging from 2015 through 2031. In September 2015, our early patent, METHOD AND DEVICE FOR EXTRACTING INFORMATION FROM A DATABASE, which was filed in September 1995 in the U.S. and multiple European territories, expired. We do not expect the expiration of these patents to materially affect our business, operations or products. We rely on a combination of copyright, trademark, patent, trade secrets, confidentiality procedures and contractual commitments to protect our proprietary information. For example, we license our software products pursuant to click-wrap or signed license agreements that impose certain restrictions on a licensee’s ability to utilize the software. We also seek to avoid disclosure of our intellectual property, including by requiring those persons with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code.

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

Our future income tax obligations could be affected by earnings that are lower than anticipated in jurisdictions where we have lower statutory rates and by earnings that are higher than anticipated in jurisdictions where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, changes in the amount of unrecognized tax benefits or by changes in tax laws (such as the Base Erosion Profit Shifting project initiated by the Organization for Economic Co-operation and Development), regulations, accounting principles or interpretations thereof.

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

As of September 30, 2015, we held approximately $120.5 million, or approximately 38%, of our cash and cash equivalents outside of the U.S. We use our foreign held cash by reinvesting it in our foreign operations. Our current intention is to continue to reinvest our foreign earnings in our foreign operations. Our current plans do not anticipate a need to repatriate cash to fund our domestic operations. In the event cash from foreign operations is needed to fund operations in the U.S. or our foreign cash balance continues to grow such that we are unable to reinvest such cash outside of the U.S., it may become increasingly likely that we would repatriate some of our foreign cash balances to the U.S. In such event, we would be subject to additional income taxes in the U.S.

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

We are a Delaware corporation, and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder even if a change of control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Our restated certificate of incorporation and amended and restated bylaws:

•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt

•	do not provide for cumulative voting in the election of directors which would allow holders of less than a majority of the stock to elect some directors

•	establish a classified board of directors, as a result of which the successors to the directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following their election

•	require that directors only be removed from office for cause

•	provide that vacancies on the board of directors, including newly-created directorships, may be filled only by a majority vote of directors then in office

•	limit who may call special meetings of stockholders

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders

•	establish advance notice requirements for nominating candidates for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Document

10.59†	Employment Offer Letter, dated June 22, 2015, by and between the Registrant and Mark Thurmond

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2015).

†	Compensation arrangement
*	The certification attached as Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on October 30, 2015.

QLIK TECHNOLOGIES INC.

By:	/s/ LARS BJÖRK
Lars Björk President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ TIMOTHY MACCARRICK
Timothy MacCarrick Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ DENNIS JOHNSON
Dennis Johnson Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.59†	Employment Offer Letter, dated June 22, 2015, by and between the Registrant and Mark Thurmond

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2015).

†	Compensation arrangement
*	The certification attached as Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.