Form 10-K
period 2015-12-31
QLIK TECHNOLOGIES INC
filed 2016-02-26
CIK 1305294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates of the registrant was approximately $3.2 billion based on the number of shares held by non-affiliates and based on the last reported sale price of the registrant’s common stock on the NASDAQ Stock Market LLC. For purposes of this disclosure, shares of common stock held by persons who held more than 10% of the outstanding shares of common stock at such time and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of February 18, 2016, there were 93,227,755 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement to be used in connection with the registrant’s 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated. That Proxy Statement will be filed within 120 days of registrant’s fiscal year ended December 31, 2015.

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, except for historical financial information contained herein, contains forward-looking statements, including, but not limited to, statements regarding the value and effectiveness of our products, the introduction of product enhancements or additional products and our growth, expansion, fluctuation of currency and market leadership, that involve risks, uncertainties, assumptions and other factors which, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements containing the words “predicts,” “plan,” “expects,” “focus,” “anticipates,” “believes,” “goal,” “target,” “estimate,” “potential,” “may,” “will,” “might,” “momentum,” “can,” “could,” “design,” “see,” “seek,” “forecast” and similar words. We intend all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected in such statements due to various factors, including but not limited to:

•	risk and uncertainties inherent in our business;

•	our ability to attract new customers and retain existing customers;

•	our ability to effectively sell, service and support our products;

•	our ability to adapt to changing licensing and go to market business models;

•	our ability to manage our international operations;

•	our ability to effectively predict the amount and timing of our sales;

•	our ability to compete effectively;

•	our ability to develop and introduce new products and add-ons or enhancements to existing products;

•	our ability to continue to promote and maintain our brand in a cost-effective manner;

•	our ability to manage growth;

•	our ability to attract and retain key personnel;

•	currency fluctuations that affect our revenue and expenses;

•	fluctuation in our effective income tax rates;

•	our ability to effectively control or reduce operating expenses;

•	our ability to successfully integrate acquisitions into our business;

•	the scope and validity of intellectual property rights applicable to our products;

•	adverse economic conditions in general and adverse economic conditions specifically affecting the markets in which we operate; and

•	other risks discussed in the section titled “Risk Factors,” set forth in Part I, Item 1A of this Annual Report on Form 10-K and elsewhere in this report.

Any statements regarding our platform, solutions or products are intended to outline our general product direction and should not be relied on in making a purchase decision, as the development, release and timing of any features or functionality described for our products remains at our sole discretion. Past performance is not necessarily indicative of future results. There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

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

Our software products are powered by our in-memory engine which maintains associations in data and calculates aggregations rapidly, as business users interact with our software. Our visual analytics solutions are designed to give our customers significant improvements in usability, flexibility and performance at lower costs compared to traditional BI solutions.

For the years ended December 31, 2015, 2014 and 2013, our revenue was approximately $612.7 million, $556.8 million and $470.5 million, respectively, representing year-over-year growth of approximately 10% in 2015, 18% in 2014 and 21% in 2013. On a constant currency basis, our year-over-year growth was approximately 23% in 2015, 20% in 2014 and 21% in 2013. In addition, we generated income (loss) from operations of approximately ($11.6) million, ($8.9) million and $3.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. For the years ended December 31, 2015 and 2014, software license revenue and maintenance revenue comprised approximately 91% of our total revenue and professional services revenue comprised approximately 9% of our total revenue. For the year ended December 31, 2013, software license revenue and maintenance revenue comprised approximately 92% of our total revenue and professional services revenue comprised approximately 8% of our total revenue.

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

Who Uses Our Software?

Our customer base consisted of approximately 38,000 active customers as of December 31, 2015. Our software products address the needs of a diverse range of customers from small businesses to middle market customers to large enterprises and government organizations. Our software products are licensed by customers in various industries such as aerospace, automotive, banking, construction, consumer products, education, engineering, government, healthcare, industrial, insurance, manufacturing, media and entertainment, natural resources, pharmaceuticals and biotech, retail, real estate, technology, securities and investments, telecommunications, transportation and utilities. We have customers in over 100 countries and approximately 68% of our revenue for the year ended December 31, 2015 was derived internationally. For the years ended December 31, 2014 and 2013, approximately 71% and 70%, respectively, of our revenue was derived internationally.

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

The ease of use and flexibility of our software products empower a broad set of business users in the roles of sales, marketing, human resources and finance; executive leadership and other management; operations, support and IT; and business and data analysts. Examples of Qlik® solution users include:

•	CEO / CXO — uses Qlik products in personalized executive dashboards to see the overall company performance with the ability to drill down to detail.

•	Developer — uses Qlik products open APIs to develop custom web analytical applications which are embedded into external facing customer portals.

•	Business Analyst — uses Qlik products to combine data from multiple disparate data sources and build governed applications which can be deployed to thousands of users.

•	Field Sales Representative — uses Qlik products on any mobile device to view up to the minute pipeline and revenue results while identifying which customers should be targeted for upsell.

•	Operations Manager — uses Qlik products to examine internal and external data tied to global supply chain inventory, manufacturing and procurement.

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

Technically, four main factors, when taken together, enable our software products to address the challenge of getting the maximum value from information:

•	Patented Core Technology. At the heart of our visual analytics solutions is our patented core technology, which generates views of information for non-technical users as needed. This does not require development of reports or visualizations by those users — users just click and learn. Every time a user clicks, the engine responds, updating every object in the app with a newly calculated set of data and visualizations specific to the user’s latest selections.

•

The Associative Experience. Unlike traditional BI tools that only offer pre-defined data drill paths and interactions, our visual analytics solutions allow users to explore data in an ad hoc manner. Our QIX

Data Indexing Engine automatically manages all the relationships in the data and presents information to the user using a “green/white/gray” interface. User selections are highlighted in green, associated data is represented in white, and excluded (unassociated) data appear in gray. This instant feedback encourages users to think of new questions and continue on their path of exploration and discovery. Users are given guidance to help lead them down a relevant path, without limiting them to a pre-defined one.

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

Trends Driving the Growth of Visual Analytics

Unbound human and computer interaction. Increasingly, the barriers between humans and technology are being removed. An example is the increased use of touch screen devices. Users do not want to simply view the data presented to them in static reports. Instead, they want to feel the data and interact with it. They want to use it to build a case, persuade others, and reach consensus based on facts. And this interaction is untethered — allowing access to data anywhere and from any device. With traditional BI, static reports are the norm. But our visual analytics solutions empower users to explore their data and uncover hidden insights, naturally.

The Ongoing, Accelerating Data Boom. Intel estimates that by the year 2020, 50 billion devices will be connected to the internet, many of them creating sensor data, as the ‘internet of things’ becomes a fact of life. With vast amounts of data available, users need a way to sort the signal from the noise. Users have unprecedented access to computing storage and power, but it is only useful if they have the tools and ability to analyze the stored data. Users are demanding better, greater access to all of their data, regardless of where it comes from.

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

The Evolution and Elevation of the Role of IT. Chief Information Officers strive to drive innovation. IT must transform from being gatekeepers to storekeepers, providing business users with the tools they need to be successful. However, to achieve this transformation, they need to stock helpful tools and provide consumable “information products” or apps. While offering more usable and productive tools, IT must continue to mitigate risk by adhering to strict governance and security policies. Our visual analytics solutions, and, in particular, our newly launched product — Qlik Sense® — was designed for this specific convergence of requirements. It gives users the self-service access to data that they want, while giving IT the governance and control that they need.

Differentiation via Information Exploitation. In today’s IT environments, companies are shifting to differentiating based on information exploitation. That means the focus is changing from enterprise resource planning (“ERP”) apps to analytics. Analytics apps, like those delivered by our visual analytics solutions, help companies access the data they need to set themselves apart from the competition.

The Need for Speed and Agility. To get maximum return from information, analysis must be delivered fast enough to be in sync with the operational tempo people need for the decision at hand. Traditional, system-of-record BI tools cannot change fast enough to deliver on time — they just cannot cope with the demands for speed and agility of modern business.

Transformation of Analytics. It is no longer good enough for BI products to report what happened in the past, but rather it must actively monitor and understand what is happening today, why it is happening and how this will develop. This requires a shift in BI efforts to connect things that are seemingly unrelated, and to discover hidden insights in the data that help anticipate what comes next. With our visual analytics solutions, organizations are doing just that.

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

Data Visualization Tools Do Not Meet IT Requirements. The growing segment of data visualization tools is aimed at enabling more users throughout an organization to visualize their data in more sophisticated ways than the typical spreadsheet environment which many businesses have become dependent. However, many have not addressed the issues that are core to IT: governance, security, scalability, and manageability. These tools tend to promote ad-hoc visualization in a self-service environment, without providing a framework to ensure data security is enforced, that data integrity is managed in a way that promotes more reliable analysis that solutions can be scaled out to thousands of users in a cost-effective, manageable way. These limitations become even more critical as these tools expand to more users.

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

Our Solution

Qlik has led a shift in the BI market towards user-driven solutions. We refer to this market as visual analytics. Visual analytics is user-driven BI that enables people to create and share knowledge and analysis in groups and across organizations. Our visual analytics solutions help users ask and answer their own stream of questions and follow their own path to insight on their own and in teams and groups. Our visual analytics solutions are designed to deliver:

Insight Everywhere. Instead of just a few people involved in creating insights, visual analytics enables business users across an organization to participate. We believe this approach is analogous to open source computing, peer creation, or open innovation. Visual analytics is about intelligence creation rather than just information consumption. It is not about a big set of centrally-controlled, prepackaged, and tightly-distributed data delivered to passive end users. Rather, it is about providing data access and analysis to individuals and groups, and letting them get what they need more rapidly and precisely.

An App Model. We believe most organizations would prefer to avoid the cost and limited value of deploying and managing monolithic business applications. Our visual analytics solutions empower users of varying skill levels to contribute to the creation and deployment of straightforward, purpose-built, intuitive apps that can be more easily reused and discarded when no longer needed. Along with our partner ecosystem, we provide services to develop apps for our customers when needed. We believe that our apps can enable innovation to flourish at the edges of the organization and spread inward.

Mobility. Business decision makers at all levels in an organization need readily available data. Tablets and other large-form-factor mobile devices help to make business data ubiquitous. Unlike traditional BI solutions, which address the need for mobile solutions by delivering static reports and dashboards to mobile devices, the responsive design capabilities of our visual analytics solutions provide an intuitive interface and an application infrastructure that is designed to enable users to explore data and draw associations and insights wherever they happen to be working.

Remixability and Reassembly. Nobody can predict what questions business users will have when they start exploring data, not even the users themselves. Traditional BI solutions require IT professionals to get and stay involved, creating new queries and reports whenever users come up with new questions. In contrast, our visual analytics solutions make it easy for business users to reuse, share, remix and reassemble data in new views on their own and in groups and to create new visualizations for deeper understanding.

A Social and Collaborative Experience. Often the real value of a discovery is unlocked when a minor breakthrough in one part of an organization leads to a major insight elsewhere. Our visual analytics solutions can help broaden communities of people who engage in active decision-making to drive knowledge across an organization and enables users to collaborate on insights.

Our Business Model

We have developed a differentiated business model that features:

Broad User Focus. We market and sell directly to both IT and business users by providing intuitive solutions that can be installed and used with limited training. The ease by which business users can evaluate and benefit from our software products substantially expands our addressable market by allowing us to target a wide range of organizational functions, generate incremental business from existing customers and expand our footprint within those organizations. Unlike most existing BI tools, our visual analytics solutions are purpose-built for business users and do not require substantial IT support to install, integrate and maintain. However, as customers expand their deployments and we sell our software products into larger organizations, we increasingly sell to IT departments, as well as business users.

Low Risk Rapid Product Adoption. To facilitate adoption of our solutions, we offer downloadable, easy-to-install, full-featured versions of QlikView Personal Edition and Qlik Sense Desktop Editions for individual use, free-of-charge. In addition to these desktop versions of our visual analytics solutions, we offer a cloud-based (“SaaS”) version of Qlik Sense with an entry-level free offering as well. These “free” editions which we refer to as our “freemium” model provide significant functionality for individual users to perform self-service analytics and spread awareness of our products. We allow our customers to purchase licenses in the way that best meets their needs. This provides the flexibility organizations desire when evaluating software purchases.

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

Globally Diversified Distribution Model. We seek to maximize the reach of our visual analytics solutions by employing a multi-pronged sales approach that leverages a direct sales force and partner network which includes solution providers, OEM relationships and systems integrators. We typically enter new markets through partnerships and solution provider agreements to minimize cost and risk while we assess demand in the new market. As of December 31, 2015, we had distribution capabilities in over 100 countries and a network of more than 1,700 channel partners worldwide to help generate demand for our visual analytics solutions.

Community-Based Marketing and Support. The user-driven culture and collaboration of our user community, called Qlik Community, begins with us and extends out to our customers, partners and freemium users, further driving the Qlik brand. This community of over 150,000 registered users as of December 31, 2015 promotes the use of our software products within customer and partner organizations, as well as from one organization to another. We utilize Qlik Community to provide low-cost support and obtain valuable insights used by our product management team for product development. Qlik Community provides our members with a low-cost, user-friendly product support resource that includes discussion forums where they can share their visual analytics experiences and to find answers to questions about the product and its features; user groups based on location, industry and job function; blogs written by our employees; an opportunity to test beta software and provide feedback; and user-generated content, including best practices, how-to’s and documentation.

On-line Networking Community of Developers. Qlik Branch is a collaborative workspace and open exchange that provides customers, fans, developers and partners simplified access to the open and powerful application programming interfaces of Qlik Sense, the Qlik Analytics Platform and QlikView for better and easier integration with home-grown and third-party web technologies and applications. Because all projects are shared under open source licensing, users create and post solutions as well as find solutions and download extensions with complete source code for free.

Our Growth Strategy

Our mission is “Simplifying Decisions for Everyone, Everywhere.” To that end, we aim to make our visual analytics solutions the primary solutions on which business users in organizations of all sizes and shapes make decisions. The key elements of our growth strategy include:

Increase Our Global Market Penetration. We intend to continue to expand our presence in targeted geographies by growing our direct sales force and global partner network. We began our operations in Sweden, have established a substantial foothold in Western Europe and continue to expand globally. We continue to increase our presence in North America by continuing to expand our direct sales force and grow our indirect channel in the region. We also plan to continue to seek to enter new international markets by establishing distribution partnerships to drive sales. We are leveraging our prior experience in Europe and the United States (“U.S.”) with distribution partners and master solution providers to further penetrate international regions, such as Asia-Pacific, Latin America, Eastern Europe, Middle East and Africa. Our platform approach enables our customers to leverage existing investments in visual analytics with Qlik, into new and differing use cases more broadly across their business.

Further Penetrate Our Existing Customer Base. We intend to increase penetration of existing customers by capitalizing on current users’ satisfaction to promote our visual analytics solutions to other users and departments within their organizations. We believe a substantial opportunity exists to increase our sales to these customers. Historically, we have migrated new customers from single project and departmental deployments to multi-department deployments by building on the satisfaction and benefits that our customers experience using our solutions.

Expand Our OEM Alliances and Strategic Relationships. We believe we have a significant opportunity to expand the use of our software products through our OEM relationships, which accounted for approximately 7% of our total billings in 2015, as well as through other distribution relationships. We have an ongoing effort to increase our number of OEM alliances with other independent software vendors that license our technology to embed within and enhance their solutions. In addition, we seek to grow the number of relationships with systems integrators and consultants and to use this channel to generate additional inbound customer prospects.

Expand the Adoption of Visual Analytics. We have been a pioneer in visual analytics, or user driven BI. We plan to continue to enhance our current solutions by adding new functionality that extends our analytics, visualization and search capabilities to broader use cases. Today, BI is primarily used for internally focused decision-making by data analysts and other quantitative professionals. Due to their capabilities, our visual analytics solutions can be extended to adjacent areas where data-driven decisions are critical, including web site navigation, content search and information management, external data communication, product configuration and e-commerce applications.

Increase Adoption of Our Visual Analytics Solutions with Mobile, Cloud and Social. Our visual analytics solutions help people make better business decisions more quickly and easily. Our philosophy and product design is to enable businesses to build powerful analytical applications and views that can be easily assessed on multiple devices and form factors, without rework. We leverage HTML5 browsers to support a responsive design in Qlik Sense in particular, supporting a range of devices from desktops to tablets to smartphones. In addition, we support social visual analytics capabilities enabling users to more easily derive insights not just from data and place but also from people. With annotations and collaborative sessions, users can collaboratively create guided analytic apps, communicate with each other in the context of their decision apps, and explore their business data in real time with others. Our Qlik Sense product puts the social and collaborative experience front and center. Workgroups and teams can collaborate by collectively sharing analyses anytime, anywhere, and on any device, and move seamlessly across devices while maintaining context. Its’ touch-driven interface and responsive design automatically adapt visualizations for the best possible experience on any device. Data Storytelling allows multiple users, on any device to share their insights at a point in time in presentation format. Users can add commentary and narrative and drill down directly from the presentation to Qlik Sense to answer questions on a real-time basis. This helps to drive communication of insight and facilitates group discovery.

Our Software Products

Our software products are designed for today’s agile data driven enterprise to empower everyone to see the whole story that lives within their data. Our software platform approach delivers visual analytics solutions to every user across the enterprise for self-service data visualization and exploration, guided analytics and dashboards, embedded analytics, custom built analytic applications and collaboration and reporting. These solutions can be deployed in a variety of configurations.

Qlik Sense®

Qlik Sense is our next-generation, platform-based visual analytics solution that empowers everyone to see the whole story that lives within their data. Powered by Qlik’s unique Associative Model, Qlik Sense delivers a full spectrum of BI use cases including self-service visualization, centrally deployed guided analytics and dashboards, embedded analytics, custom analytics apps, and reporting. Qlik Sense delivers the ease-of-use business users require to create personalized visualizations, reports and dashboards through simple drag-and-drop techniques, while ensuring centralized data security and governance. Qlik Sense is designed to expand on our focus of filling the gap between visualization or dashboard solutions and complex BI platforms tied to report-centric ways of doing business. Qlik Sense is designed to give users the immediate insights they need and IT professionals the enterprise manageability and governance they require. It supports the way human curiosity naturally searches, filters, questions and finds associations in data to find meaning in information — more easily revealing insights and enabling decisions in the process. Qlik Sense can be deployed on premise, in managed cloud environments or as a public cloud SaaS solution.

Qlik Sense® Desktop

We offer Qlik Sense Desktop as a free download to develop and share analyses. It allows users to connect to any underlying data source, load data, build user interfaces and conduct interactive analyses of their data. To share the analysis with another user, users can upload the analysis to the Qlik Sense Cloud environment to allow others to experience and interact with the visualizations that have been shared or directly share the entire application with other Qlik Sense Desktop users. Qlik Sense Desktop and Qlik Sense Cloud together provide a way for individuals to learn and gain value from Qlik Sense, facilitate the viral spreading of awareness of Qlik and also generate leads for our sales organization.

Small Workgroup, Departmental and Enterprise Deployments

Small workgroup, departmental and enterprise deployments utilize a server to provide centralization of all Qlik Sense analysis. Qlik Sense supports authentication and security models to ensure appropriate user access and simultaneous access to analyses by large user groups. A Qlik Sense deployment contains services which include the engine, scheduling, proxy and repository. In addition to on-premise deployments our users have deployed Qlik Sense Enterprise in managed cloud environments. Qlik Sense can be deployed in the cloud, using third party hosting services as either a full cloud-hosted solution or a hybrid of on-premise and cloud. In order to facilitate this type of deployment, Qlik Sense contains a Deployment Manager tool. We designed Qlik Sense to maximize the use of the processing power of standard multi-core servers by spreading calculations over all available central processing units (“CPUs”) cores. Qlik Sense can be grouped across more than one physical server into clusters to provide fault tolerance and additional scale.

A deployed version of Qlik Sense provides customers with a governed, secure environment, integration with enterprise data sources and management tools, centralized server-side development, full mobile capabilities and extensible application programming interfaces to deliver Qlik Sense into portals and existing applications that need analytics.

Access to Qlik Sense is governed by perpetual licenses that utilize a flexible usage model based on user consumption.

Qlik Sense® Cloud

Qlik Sense Cloud is our SaaS solution to create and privately share Qlik Sense apps via the cloud. It allows users to create user interfaces and conduct interactive analysis from personal data and/or Qlik DataMarket data. Users can privately share their work with other Qlik Sense Cloud users. Qlik Sense Cloud currently has two subscription levels — Basic and Plus. The Basic level is free and has limits on the number of people the user can share apps with. The Plus level has no limit on sharing and also allow for larger apps, more storage and access to more Qlik DataMarket data. Qlik Sense Cloud is a growing offering, which we expect will continue to evolve throughout 2016. In its current form, Qlik Sense Cloud provides a way for individuals to learn and gain value from Qlik Sense, facilitate the viral spreading of awareness of Qlik and purchase additional capabilities via Qlik’s new e-commerce platform.

QlikView®

QlikView is our proven first generation solution for rapidly creating and deploying interactive guided analytics applications and dashboards. At the simplest level, a single user can download and install a desktop version of QlikView and run the entire product on a single machine. That user can manually share their work with other users or they can acquire a QlikView server to more easily share information and collaborate in their discoveries. As deployments scale, companies typically have multiple servers serving large user communities who are accessing those servers with a mixture of desktop and web clients, on a wide array of mobile and desktop computing devices. A common scenario is for a company to start with one or more individuals using the product independently and over time scaling up to large enterprise-wide deployments.

QlikView® Desktop

QlikView is designed to provide business users with a simple and efficient way to create analytic applications to solve specific business challenges. QlikView Desktop is a Windows application that is installed on the user’s computer. QlikView Desktop enables the user to load data from disparate sources such as databases, data warehouses, flat files, SAP, Salesforce.com, XML files or web services into the computer’s memory. Users can then create an array of user interface objects such as charts, graphs, tables and list-boxes and analyze and visualize the data that is stored in-memory. In addition, any user interface elements can be grouped together into a static report suitable for printing or emailing. These analytic applications are valuable on a standalone basis but gain their real value when shared with others in the organization.

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

Small Workgroup, Departmental and Enterprise Deployments

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

Access to the QlikView Server is governed by a perpetual Client Access License (“CAL”) licensing model. The most common QlikView Server license type is a Named User CAL. In addition to access to the QlikView Server, we offer separately licensable options for other offerings.

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

Qlik Analytics Platform

The Qlik Analytics Platform puts the power of the QIX Data Indexing Engine and visualizations in the hands of application developers through powerful, open and modern APIs, allowing our customers and partners to easily and with great flexibility embed our solution’s powerful visual analytics capabilities right into their own applications. The QAP allows experienced developers to embed and extend the capabilities of the QIX engine and Qlik charting libraries easily into their own custom applications, or within existing off the shelf solutions.

Qlik DataMarket

Qlik DataMarket is our Data as a Service (“DaaS”) cloud offering that provides companies with the accessibility to a vast collection of valuable, up-to-date and ready-for-use data from external sources in secured and affordable manner. Qlik DataMarket is fully integrated within Qlik Sense and available via a connector for QlikView®, providing business users with a seamless, familiar experience of ingesting data, regardless whether the data sets are from internal or external sources, intuitive workflow design with smart data merging simplifies the data preparation and merging process, making it possible for users of any skill level to easily combine external data with their internal data. We removed the complexity behind the process of data conforming between disparate data sources by normalizing data from our data providers and bringing them together in one single platform with a common format so it can be easily searched, acquired and combined with other sources.

Qlik DataMarket consists of four packages, which include Free, Essentials, World Weather and World Currencies. The Free and Essentials package focus on demographics, economic and social data. The Free package contains limited but useful data generally at the national level. The Essentials package contains more granular data down to the state or regional level and additional metrics. The World Weather and World Currencies packages contain granular data in their respective categories. All packages, except the Free package, are licensed on a subscription basis based on the number of seats with access to the data.

Our Technology

Our in-memory technology benefits from two important computer hardware trends: 64-bit computing, which increases the amount of memory available on computers, and multi-core CPUs which allow for parallel processing of complex calculations. Because of these capabilities, our software products are able to store data in-memory and perform real-time calculations sourced from disparate systems. It is our expectation that the amount of available memory and number of CPU cores and processing speed will continue to increase in the future. These expected improvements will drive our software product’s future performance with minimal incremental investment because we perform calculations in-memory and on multiple cores in parallel. Our software products integrate with nearly all data sources and can scale from a single user to enterprise deployments without requiring significant additional infrastructure.

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

Hold data in-memory for multiple users, for a fast user experience. Our software products hold all the data needed for analysis in-memory, where it is available for immediate exploration by users. Users experience zero wait time as our software performs the calculations needed to deliver the aggregations users request quickly. Our software is a multi-user, distributed environment; it stores common calculations and shares them among users, so the calculations do not have to be redone every time someone needs them.

Compress data to approximately 10% of its original size. Our software achieves a significant reduction in the size of the data used for analysis using a data dictionary (a hash table) and by using only the number of bits required. For example, the “day of the week” field has only seven possible field values, and these values are stored only once in-memory, regardless of how many records contain each value.

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

Connect to Big Data sources in real time as needed. In situations where users wish to view and analyze very large data sets that cannot fit in-memory, QlikView Direct Discovery can be used to dynamically connect to a Big Data source, such as Hadoop. This flexibility gives users a “relief valve” to extend the user experience of our software beyond simply the data held in-memory.

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

Rapid, Iterative App Development

We provide powerful, easy-to-use visual analytics solutions that do not include purpose-specific apps when installed out-of-the-box. Each of our customers’ business challenges are unique and change rapidly. This includes customers within the same industry. Therefore, our customers are best positioned to create analytic apps that meet their individual needs, and they require a flexible solution that empowers them to quickly address their challenges.

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

As of December 31, 2015, we had 452 people in our R&D organization, including contractors. Our R&D employees are principally located in Lund, Sweden, Boston, Massachusetts, Ottawa, Canada, Reykjavik, Iceland, Vicenza, Italy and London, United Kingdom with the vast majority of our R&D organization located in Lund, Sweden.

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

We work closely with our customers in developing our software products and have designed a flexible product development process that is responsive to customer feedback that we receive throughout the process. Planning for each major release begins with identifying themes for the release. Themes are short statements of intent for one or more releases based on industry trends. The product management team then defines the themes further by identifying user scenarios that can be built by the development team, validated with certain customers and tested as part of the release.

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

Our global partner network also includes OEM partners and technology partners. OEM partners use our technology as a bundled or add-on feature in their products and services. Typically OEM partners include software companies, SaaS vendors and information providers. More broadly, this category applies to any organization seeking to leverage our visual analytics solutions to power the analytics in an existing or new product or in a service offering. Technology partners include providers of data management and analytics engines, and other business applications, operating systems, integration and development tools, as well as hardware platforms. We invest both development and business resources in an attempt to ensure that our solutions are optimized and certified for common technology platforms, allowing our customers to benefit from these expanded solutions with seamless integration.

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

As of December 31, 2015, our global partner network was comprised of more than 1,700 partners in over 100 countries. No individual partner represented more than 2% of our revenues in the fiscal years ended December 31, 2015, 2014 or 2013.

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

Qlik Global Services

To support our customers’ path to realization of a fully optimized enterprise analytics capability, Qlik Global Services has developed a robust ecosystem of people, services and technology with the goal of maximizing effectiveness and accelerating time to value. Our customers take advantage of full service capabilities, starting with strategic planning and initial training, and progressing through foundational system and application design, agile development, enterprise integration, advanced training, end-user adoption and on-going support.

We complement our product suite with a complete portfolio of services developed to ensure customer success and designed to deliver rapid value realization. We work with customers through all stages of their analytics journey, from initial departmental implementation through to governed enterprise rollout. Our Global Services organization includes Qlik Education for customers beginning to learn about our software products, through to those seeking product mastery; Qlik Consulting for customers wanting guidance with analytics strategy, technical architecture and full lifecycle implementation services; and Qlik Support for on-going maintenance and support services.

Qlik Education. Qlik Education offers a number of training choices to our customers and partners, each providing expertly designed coursework and training materials. We provide on-demand, live classroom and virtual classroom training courses, as well as tailored, private onsite classroom training. Our on-demand training is a subscription-based offering, accessed through the Qlik Continuous Classroom self-service learning platform, allowing students to choose what, how and when they want to learn. Qlik Education provides role based training on all aspects of our visual analytic solutions, from introductory mini-courses, to user experience design, to deep dive product mastery. Additionally, beyond core product training, Qlik Education provides custom end-user training, developed based on application, role and use-case specific needs, to accelerate user adoption and value realization. Our training provides the skills and knowledge development needed to enable our customers to adopt Qlik products faster and maximize their capabilities.

Qlik Consulting. Qlik Consulting provides our customers with a comprehensive portfolio of services, developed over time from our experience working with hundreds of customers. We offer Strategic Advisory, Technical Architecture and Implementation Services, including guidance, best practices and in-depth technical know-how for our products. Additionally, we offer a growing suite of pre-built analytical applications we call Accelerators that, when leveraged by our consulting team, can be quickly customized and configured for rapid solution deployment and value realization. We also provide a range of focused and point specific expert services, designed to assist our eco-systems of partners with emerging and more involved product capabilities. Qlik Consulting guides our customers through every step of their analytics journey, supported by the Qlik Project Methodology — from getting started, to driving innovation, to accelerating your time to value.

Qlik Support. Our customers generally receive a minimum of one year of software maintenance and support as part of their initial license of our software products, and have the option to annually renew their maintenance agreements. These annual maintenance agreements provide customers the right to receive unspecified software updates, maintenance releases and patches, as well as access to Qlik Support services. We offer two levels of support — Basic Support and Enterprise Support. Basic Support includes telephone support during local business hours and access to self-help resources and our support portal. Enterprise Support includes Qlik Proactive for real time anomaly detection and preventive advice, as well as extended 24x7 support coverage for critical issues. Additionally, Enterprise Support includes multi-vendor triage, quarterly health check reporting and diagnostics, priority case handling, and release and upgrade advice. We provide global support coverage from our support centers in Lund, Sweden; Raleigh, North Carolina; Dusseldorf, Germany; Tokyo, Japan; and Sydney, Australia. We also utilize and promote Qlik Community as a supplemental support resource for our customers.

Customers

As of December 31, 2015, we had approximately 38,000 active customers in over 100 countries. Our customers conduct their respective businesses in numerous industry verticals, including consumer packaged goods, financial services, pharmaceuticals, retail, manufacturing, technology and healthcare. We do not believe our business is substantially dependent on any particular customer as no customer represented more than 2% of our revenue for fiscal years ended December 31, 2015, 2014 or 2013. Our target markets are not confined to certain industries and geographies as we are focused on providing a solution that generally meets the needs of all business users.

Brand and Intellectual Property

Our intellectual property is an essential element of our business. We own trademarks for the “Qlik®,” “QlikTech®,” “Qlik Sense®,” “QlikView®,” “Qlik® Cloud,” “Qlik® DataMarket,” “Qlik® Analytics Platform”

and our logos. We rely on a combination of copyright, patent, trademark, trade dress and trade secrecy laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights both domestically and abroad. These laws, procedures and restrictions provide only limited protection. As of December 31, 2015, we had eight issued U.S. patents and had nine pending applications for U.S. patents. In addition, as of December 31, 2015, we had six issued and 22 pending applications for foreign patents. Any future patents issued to us may be challenged, invalidated or circumvented. Any patents that might be issued in the future, with respect to pending or future patent applications, may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. We endeavor to enter into agreements with our employees and contractors and with parties with whom we do business in order to limit access to and disclosure of our proprietary information.

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

To date, we have primarily faced competitors in several broad categories, including BI software, analytical processes, query tools, web-based reporting tools and report delivery technology. Independent competitors that are primarily focused on BI products include, among others, Birst, MicroStrategy, the SAS Institute, Tableau and TIBCO. We also compete with large technology corporations that provide one or more capabilities competitive with our software products, such as Amazon, IBM, Microsoft, Oracle, Salesforce and SAP AG. We believe we generally compete favorably with respect to these competitors; however, some of our current competitors and potential competitors have advantages over us, such as:

•	longer operating histories

•	significantly greater financial, technical, marketing or other resources

•	stronger brand and business user recognition

•	broader experience selling cloud-based solutions

•	wider global distribution and presence.

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

See Part I, Item 1A of this Annual Report on Form 10-K entitled “Risk Factors” for further discussion regarding our competition.

Culture and Employees

As of December 31, 2015, we had 2,511 employees, of which 722 were employed in the U.S. and 1,789 were employed outside the U.S. We believe that having a strong company culture and set of values is critical to our success. Our corporate culture provides us with a competitive advantage by supporting our ability to keep our market offering consistent despite a globally diverse employee base. To communicate and reinforce our culture, we have a set of corporate values which provide a framework for guiding employees in implementation of our business model without direct managerial control. Our values are:

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

Every year we bring our employees together. Prior to 2016, employees were brought together in one location for an annual Qlik summit. In January 2016, employees were brought together virtually for an alignment forum through our global IT infrastructure. The purpose is to align our business priorities, facilitate communications and to celebrate success. During the alignment forum, we update employees on our progress, lay out the roadmap for the year ahead and hear from key customers from around the world. The annual alignment forum is a critical mechanism for promoting consistent and efficient execution of our strategic plan for the upcoming year. We believe our unique approach to aligning our company as one team is one of the key elements in maintaining our unique company culture.

We consider our current relationship with our employees to be good. We are not a party to a collective bargaining agreement with any of our employees.

Company Information and Website

Qlik was founded in Sweden in 1993. From 1993 until 1999, our activities were focused on software research and development that resulted in Qlik’s core technology, and from 1999 until 2004 we focused on the commercialization of our technology primarily in the Nordic market and limited regions of Europe. In late 2004, we reincorporated in Delaware and began to broaden our marketing and sales activities in the United States and continued our expansion globally. Our principal executive offices are located at 150 N. Radnor Chester Road, Suite E220, Radnor, Pennsylvania 19087 and our telephone number is (888) 828-9768.

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

Executive Officers of the Registrant

The following table sets forth the name, age, and position of each of our executive officers as of February 15, 2016:

Name	Age	Positions Held
Lars Björk (1)	53	President, Chief Executive Officer and Director
Timothy MacCarrick	50	Chief Financial Officer and Treasurer
Diane Adams	56	Chief People Officer
Anthony Deighton	42	Chief Technology Officer and Senior Vice President, Products
Eugene “Rick” Jackson	55	Chief Marketing Officer
Dennis Johnson	42	Chief Accounting Officer
Deborah Lofton	48	Vice President and General Counsel and Secretary
Charles “Mike” Potter	46	Senior Vice President, Global Engineering
Mark Thurmond	46	Executive Vice President, Worldwide Sales and Services

(1)	Member of the Board of Directors

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

Timothy MacCarrick has served as our Chief Financial Officer and Treasurer since July 2013. Prior to joining the Company, Mr. MacCarrick served as Chief Operating Officer at De Lage Landen International B.V. from June 2010 to June 2013. Prior to De Lage Landen, from July 2008 to May 2010, Mr. MacCarrick was Corporate Vice President and Chief Financial Officer for Crane Co. Prior to Crane, Mr. MacCarrick was employed by Xerox from 1988 until June 2008, where he most recently served as Corporate Vice President and Vice President, Finance, Xerox North America and held a number of financial management positions, including Chief Financial Officer for Xerox Europe. Mr. MacCarrick holds an M.B.A. in Finance and a B.S. in Accounting and Law from Clarkson University. Mr. MacCarrick graduated from the INSEAD International Executive Program and is a Lean Six Sigma Certified Green Belt.

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

Eugene “Rick” Jackson has served as our Chief Marketing Officer (“CMO”) since May 2014. Mr. Jackson previously served as CMO at Rackspace from July 2013 to May 2014. Prior to Rackspace, he served as CMO at VMware, from February 2009 to June 2013, where he was responsible for leading the company’s global marketing strategy. In addition, Rick has led marketing organizations at Borland Software, BEA Systems and NetGravity. Mr. Jackson holds a B.S. in Computer Science from California State University, Northridge.

Dennis Johnson has served as our Chief Accounting Officer since January 2012. Mr. Johnson served as our Vice President, Finance from January 2011 to January 2012. He also served as our Director of Accounting and External Reporting from September 2009 to January 2011. Prior to Qlik, Mr. Johnson held various positions at MEDecision, Inc. from 2002 to 2009 including Vice President, Finance and Corporate Controller. Mr. Johnson holds a B.S. in Accounting from La Salle University and an M.B.A. in Finance from Villanova University and is an active Certified Public Accountant in the Commonwealth of Pennsylvania.

Deborah Lofton has served as our Vice President, General Counsel and Secretary since January 2011. Prior to joining Qlik, Ms. Lofton practiced in the area of corporate law for over 20 years, including serving as SVP, General Counsel and Secretary for InfraSource Services, Inc., SVP and General Counsel for SunGard Availability Services, EVP and General Counsel of RMH Teleservices Inc. and VP-Legal and Assistant General Counsel for SunGard Data Systems. Ms. Lofton began her legal career at Morgan, Lewis & Bockius in Philadelphia. Ms. Lofton has a B.A. in American Government from the University of Virginia and a J.D. from the University of Virginia School of Law. Ms. Lofton is a member in good standing of the Pennsylvania and District of Columbia Bar Associations.

Mark Thurmond has served as our Executive Vice President, Worldwide Sales and Services since August 2015. Prior to joining Qlik, from August 2008 to July 2015, Mr. Thurmond served in various positions at EMC, the most recent being Senior Vice President, Global Sales of VCE, an EMC Company focused on accelerating adoption of converged infrastructure and cloud-based computing. Mr. Thurmond previously held positions as SVP Worldwide Sales, RSA, the security division of EMC, and other global sales leadership positions within EMC. Prior to that, Mr. Thurmond was VP of Sales at PTC. Mr. Thurmond holds a B.A. in Psychology from Hofstra University.

Mike Potter serves as our Senior Vice President, Global Engineering, leading the global research and development team. Mr. Potter joined Qlik in January 2014 as our Vice President, Global Engineering. From September 1994 to June 2013, Mr. Potter worked for Cognos which was acquired by IBM in 2008 and was one of the originators of Cognos Business Intelligence products. After IBM’s acquisition of Cognos, Mr. Potter spent six years with the company leading global development organizations for Financial Performance Management and BI across the various Cognos product lines. Immediately prior to Qlik, from June 2013 to December 2013, Mr. Potter was Senior Vice President of Engineering at CA Technologies, where he led the global development organization across multiple product lines. Mr. Potter holds both a Bachelor of Computer Science degree and Master of Computer Science degree from the University of Ottawa.

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

We target a global marketplace and compete in a rapidly evolving and highly competitive industry which makes our future operating results difficult to predict. If we are unable to enhance products or acquire new products that respond to rapidly changing customer requirements, technological developments or evolving industry standards, our long-term revenue growth will be harmed.

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

Our operating results have varied in the past and are expected to continue to do so in the future. In addition to other risk factors listed in this “Risk Factors” section, factors that may affect our quarterly operating results, business and financial condition include the following:

•	demand for our software products and services and the size and timing of orders

•	market acceptance of our current products, such as QlikView® and Qlik Sense®, and future products

•	a slowdown in spending on information technology, or IT, and software by our current and/or prospective customers

•	sales cycles and performance of our indirect channel partners and original equipment manufacturers (known as OEMs)

•	budgeting cycles of our current or potential customers

•	foreign currency exchange rate fluctuations

•	the management, performance and expansion of our domestic and international operations

•	the rate of renewals of our maintenance agreements

•	changes in the competitive dynamics of our markets

•	our ability to control and predict costs, including our operating expenses

•	customers delaying purchasing decisions in anticipation of new products or product enhancements by us or our competitors

•	the timing of recognizing revenue in any given quarter as a result of revenue recognition rules

•	the timing and amount of our tax benefits or tax expenses as a result of, among other things, complex tax laws and any changes to such tax laws in the jurisdictions in which we operate

•	the seasonality of our business

•	failure to successfully manage or integrate any acquisitions

•	an increase in the rate of product returns

•	the outcome or publicity surrounding any pending or threatened lawsuits

•	general economic and political conditions in our domestic and international markets.

In addition, we may in the future experience fluctuations in our gross and operating margins due to changes in the mix of our direct and indirect sales, domestic and international revenues and expenses, and license, maintenance and professional services revenues.

We have introduced a new licensing model with Qlik Sense through the use of tokens and may implement future changes to our license pricing and licensing model structure for any or all of our products, including increased prices, changes to the types and terms of our licensing structure and maintenance parameters. If these changes are not accepted by our current or future customers, our business, operating results and financial condition could be harmed.

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

Despite our release of Qlik Sense in September 2014, and the incremental revenue derived from Qlik Sense during the year ended December 31, 2015 and expected to be derived in the future, we have and continue to be heavily dependent on our QlikView product. Our business would be harmed by a decline in demand for, or in the price of, our software products as a result of, among other factors:

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

Nearly all of our revenues to date have come from sales of BI software and related maintenance and professional services. We expect these sales to account for substantially all of our revenues for the foreseeable future. Although demand for BI software has grown in recent years, the market for BI software applications is still evolving. Resistance from consumer and privacy groups to increased commercial collection and use of data on spending patterns and other personal behavior and governmental restrictions on the collection and use of personal data may impair the further growth of this market, as may other developments. We cannot be sure that this market will continue to grow or, even if it does grow, that customers will purchase our software products or services. We have spent, and intend to keep spending, considerable resources to educate potential customers about BI software in general and our software products and services in particular. However, we cannot be sure that these expenditures will help our software products achieve any additional market acceptance or enable us to attract new customers or new users at existing customers. A reduction in the demand for our software products and services could be caused by, among other things, lack of customer acceptance, weakening economic conditions, competing technologies and services or decreases in software spending. If the market and our market share fail to grow or grow more slowly than we currently expect, our business, operating results and financial condition would be harmed.

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

We rely on third-party channel partners to sell a substantial portion of our products, and if these partners fail to perform, our ability to sell and distribute our products and services will be limited, and our operating results and financial condition will be harmed.

In addition to our direct sales force, we use indirect channel partners, such as distribution partners, value-added resellers, system integrators and OEMs to license and support our software products. For the years ended December 31, 2015 and 2014, transactions by indirect channel partners accounted for more than 50% of our total product licenses and first year maintenance billings. We expect to continue to rely substantially on our channel partners in the future.

Our channel partners may offer customers the products of several different companies, including products that compete with ours. Our channel partners may be unsuccessful in marketing, selling, and supporting our products and services. If we are unable to develop and maintain effective sales incentive programs for our channel partners, we may not be able to incentivize these partners to sell our products to end-customers and, in particular, to large enterprises. These partners may also market, sell, and support products and services that are competitive with ours and may devote more resources to the marketing, sales, and support of such competitive products. In order to develop and expand our distribution channel, we must continue to scale and improve our processes and procedures that support our channel partners, including investment in systems and training. These processes and procedures may become increasingly complex and difficult to manage as we grow our organization.

Our ability to achieve revenue growth and operating profit in the future will depend in part on our success in maintaining successful relationships with our current and future channel partners and their ability to license and support our software products. There can be no assurance that our channel partners will continue to cooperate with us when our distribution agreements expire, change or are up for renewal. If we are unable to maintain our relationships with these channel partners, our business, operating results and financial condition could be harmed. Also, in a number of regions we rely on a limited number of resellers, and our business may be harmed if any of these resellers were to fail to effectively sell our software in their specified geographic territories.

In addition, we rely on our channel partners to operate in accordance with the terms of their contractual agreements with us which we may change from time to time. For example, our agreements with our channel partners limit the terms and conditions pursuant to which they are authorized to resell or distribute our software products and offer technical support and related services. We also typically require our channel partners to provide us with the dates and details of product license transactions sold to end user customers. If our channel partners do not comply with their contractual obligations to us or if our channel partners do not agree with changes we may make to our contractual agreements, our business, results of operations and financial condition may be harmed.

Our channel partner sales structure could subject us to lawsuits, potential liability, and reputational harm if, for example, any of our channel partners misrepresent the functionality of our products or services to end-customers or violate laws or our corporate policies.

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

Fluctuations in foreign currency exchange rates may adversely affect our financial results.

We have operations in many areas of the world and are exposed to foreign currency exchange rate fluctuations that could harm our business, operating results and financial condition. A significant portion of our revenues, expenses, assets and liabilities are, and are expected to continue to be, denominated in foreign currencies, which exposes us to adverse changes in foreign currency exchange rates. To the extent such denomination in foreign currencies does occur, transactional gains and losses, as well as translational gains and losses, have and may continue to contribute to fluctuations in our results of operations and adjustments to our financial guidance. For example, the strengthening of the U.S. dollar relative to other currencies in which we operate negatively impacted our reported total revenue and loss from operations during the years ended

December 31, 2015 and 2014. These exposures may change over time as our business and business practices evolve, and they could harm our financial results and cash flows.

Although we continue to utilize short-term foreign currency forward contracts to cover a portion of our foreign currency transaction exposure related to certain intercompany borrowings, our policies do not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. We do not use financial instruments for trading purposes and we are not a party to any leveraged derivatives. We monitor underlying market risk exposures on an ongoing basis and believe that we can modify or adapt our hedging strategies as needed. Our decisions and hedging strategy with respect to currency risks may not be successful, which could harm our operating results. In addition, if we do not successfully manage our hedging program in accordance with accounting guidelines, we may be subject to adverse accounting treatment, which could harm our operating results. There can be no assurance that this hedging program will be economically beneficial to us for numerous reasons; for example, hedging may reduce volatility, but prevent us from benefiting from a favorable rate change. If we are not effective in any future foreign exchange hedging transactions in which we engage, our business, operating results and financial condition could be harmed.

For additional information on our foreign currency exchange rate risk, refer to “— Foreign Exchange Risk” in Item 7A — Quantitative and Qualitative Disclosures About Market Risk, which is included in this Annual Report.

Managing our international operations is complex and our failure to do so successfully could harm our business, operating results and financial condition.

We receive a significant portion of our total revenue from international sales from foreign direct and indirect operations. International revenues accounted for approximately 68% of our total revenue for the year ended December 31, 2015, approximately 71% of our total revenue for the year ended December 31, 2014 and approximately 70% of our total revenue for the year ended December 31, 2013. We have facilities located in Australia, Austria, Belgium, Brazil, Canada, China, Denmark, Finland, France, Germany, Hong Kong, Iceland, India, Italy, Japan, the Netherlands, Norway, Poland, Portugal, Russia, Singapore, Spain, Sweden, Switzerland, the United Arab Emirates and the United Kingdom. We expect to continue to add personnel in these and additional countries. Our international operations require significant management attention and financial resources.

There are certain risks inherent in our international business activities including, but not limited to:

•	managing and staffing international offices and the increased costs associated with multiple international locations

•	maintaining relationships with indirect channel partners outside the U.S., whose sales and lead generation activities are very important to our international operations

•	foreign currency exchange rate fluctuations

•	multiple legal systems and unexpected changes in legal requirements

•	the burden of complying with a wide variety of laws, including those relating to labor matters, consumer and data protection, privacy, network security, and encryption

•	tariffs, export restrictions, trade barriers and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets

•	trade laws and business practices favoring local competition

•	costs of localizing products and potential lack of acceptance of localized versions

•	potential tax issues, including restrictions on repatriating earnings or the adoption of a minimum tax on adjusted unrepatriated foreign earnings and multiple, conflicting, changing and complex tax laws and regulations

•	employer payroll tax withholdings with respect to exercises by employees or vesting of our equity awards

•	weaker intellectual property protection in some countries

•	difficulties in enforcing contracts and collecting accounts receivable, longer sales cycles and longer payment cycles, especially in emerging markets

•	the significant presence of some of our competitors in certain international markets

•	our ability to adapt to sales practices and customer requirements in different cultures

•	political instability, including war and terrorism or the threat of war and terrorism

•	adverse economic conditions, including the stability and solvency of business financial markets, financial institutions and sovereign nations.

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

Any decline in maintenance renewals could harm our future operating results. The majority of our software licenses are sold pursuant to a perpetual license with a fixed upfront fee which ordinarily includes one year of maintenance as part of the initial price. Our customers have no obligation to renew their maintenance agreements after the expiration of this initial period, and they may not renew these agreements. We may be unable to predict future customer renewal rates accurately. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our software products, the prices of our software products, the prices of products and services offered by our competitors, reductions in our customers’ spending levels or general, industry-specific or local economic conditions. If our customers do not renew their maintenance arrangements or if they renew them on less favorable terms, our revenues may decline, our operating and financial condition will be harmed and our business will suffer. A substantial portion of our quarterly maintenance revenue is attributable to maintenance agreements entered into during previous quarters. As a result, if there is a decline in renewed maintenance agreements in any one quarter, only a small portion of the decline will be reflected in our maintenance revenue recognized in that quarter and the rest will be reflected in our maintenance revenue recognized in the following four quarters or more. In addition, we may have difficulties collecting renewal fees from our customers, especially in regards to customers located in emerging international markets or markets experiencing slowed growth, recessions or other adverse economic conditions. If we are unable to collect renewal fees from customers, our business, results of operations and financial condition will be harmed.

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

The markets for BI software, analytical applications and information management are highly competitive and subject to rapidly changing technology and evolving standards. In addition, many companies in these markets are offering, or may soon offer, products and services that may compete with our software products.

We face competitors in several broad categories, including BI software, analytical processes, query, search and reporting tools. We compete with large technology corporations that provide one or more capabilities that are competitive with our software products, such as Amazon, IBM, Microsoft, Oracle and SAP AG, and with open source BI vendors, including Pentaho and JasperSoft. Open source software is software that is made widely available by its authors and is licensed “as is” for a nominal fee or, in some cases, at no charge. As the use of open source software becomes more widespread, certain open source technology could become competitive with our proprietary technology, which could cause sales of our products to decline or force us to reduce the fees we charge for our products. We also compete, or may increasingly in the future compete, with various independent competitors that are primarily focused on BI products, such as Birst, MicroStrategy, the SAS Institute, Tableau and TIBCO. We expect additional competition as other established and emerging companies or open source vendors enter the BI software market and new products and technologies are introduced. We expect this to be particularly true with respect to our cloud-based initiatives as we and our competitors seek to provide business analytics products based on a software-as-a-service, or SaaS, platform. This is an evolving area of business analytics solutions, and we anticipate competition to increase based on customer demand for these types of products.

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

A substantial customer shift from the deployment of our software products based on a perpetual software license to our cloud services offerings could affect the timing of revenue recognition and materially adversely affect our operating results.

SaaS is a model of software deployment where a software provider typically licenses an application to customers for use as a service on demand through web browser technologies. We believe that companies have begun to expect that key software be provided through a SaaS model. We offer our software products in the form of a perpetual software license and a SaaS subscription. Expanding our SaaS business model will require us to undertake additional substantial capital investments and related sales and support resources and personnel. If more customers were to shift to a SaaS deployment or if customers demand a SaaS-based BI software platform sooner than we currently anticipate, we would need to undertake significant investments in order to further implement this alternative business model. If the prevalence of cloud-based data increases, current and prospective customers may increasingly demand SaaS-based BI software platforms. Even if we undertook these investments, we may be unsuccessful in implementing a SaaS business model. Moreover, sales of a potential future SaaS offering by our competitors could adversely affect sales of all of our existing products. In addition, increasing sales of our SaaS offering could cannibalize license sales of our on-premise desktop and server products to our existing and prospective customers, which could negatively impact our overall sales growth. These factors could harm our business, operating results and financial condition.

The payment streams and revenue recognition timing for our perpetual software licenses are different from those for our subscription services. For perpetual software licenses, customers typically pay us a lump sum soon after entering into a software license agreement and revenue is typically recognized upon delivery of the software to the customer. For subscription services, customers typically make periodic payments over the subscription period and revenue is typically recognized ratably over the subscription period. As a result, if a substantial number of current or new customers shift to subscribing to our cloud services offerings instead of purchasing perpetual software licenses for our software products, the resulting change in payment terms and revenue recognition may materially adversely affect our operating results and cash flows for the reporting periods during which such a shift occurs.

If we fail to develop and maintain our brand cost-effectively, our business may be harmed.

We believe that developing and maintaining awareness and integrity of our brand in a cost-effective manner are important to achieving widespread acceptance of our software products and our existing and future products and are important elements in attracting new customers and maintaining existing customers. We believe that the importance of brand recognition will increase as competition in our market further intensifies. In 2014, we rebranded our company under the name “Qlik.” Successful promotion of our brand will depend on the effectiveness of our marketing efforts and on our ability to provide reliable and useful products and services at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in building and maintaining our brand. We also rely on our customer base and community of end-users in a variety of ways, including to give us feedback on our products and to provide user-based support to our other customers. If we fail to promote and maintain our brand successfully or to maintain loyalty among our customers and Qlik Community, our user community, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract new customers or retain our existing customers and our business may be harmed.

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

We have experienced significant changes, and may experience additional changes in the future, to our senior management team. For us to compete successfully and grow, we must retain, recruit and develop key personnel who can provide the needed expertise for our industry and products. However, the market for qualified personnel is competitive and we may not succeed in recruiting additional senior management personnel or may fail to replace current senior management personnel effectively who depart without qualified or effective successors. Any successors that we hire from outside of our company would likely be unfamiliar with our business model and industry and may therefore require significant time to understand and appreciate the important aspects of our business or fail to do so altogether. For instance, in September 2015, Mark Thurmond joined us as our Executive Vice President, Worldwide Sales and Services and we believe our future performance will depend significantly on our ability to successfully integrate him and other recently and subsequently hired executive officers into our management team and on those officers’ ability to develop and maintain an effective working relationship. Our failure to integrate recently and subsequently hired executive officers, including Mr. Thurmond, with other members of management and key employees could result in inefficiencies or disruptions in our sales and marketing, which would harm the sales of our products and our results of operations. Our effort to retain and develop personnel may also result in significant additional expenses, which could adversely affect our profitability. The loss of any of our management or key personnel could seriously harm our business.

Future product development is dependent on adequate research and development resources.

In order to remain competitive, we must continue to develop new products, applications and enhancements to our existing software products. This is particularly true as we strive to further expand our software products and product capabilities. Maintaining adequate research and development resources, such as the appropriate personnel, talent and development technology, to meet the demands of the market is essential. Our research and development organization are principally located in Lund, Sweden, Boston, Massachusetts, Ottawa, Canada, Reykjavik, Iceland, Vicenza, Italy and London, United Kingdom with the vast majority of our research and development organization located in Lund, Sweden. We may have difficulty hiring suitably skilled personnel in these regions or expanding our research and development organization to facilities located in other geographic locations. In addition, many of our competitors expend a considerably greater amount of resources on their respective research and development programs. Our failure to maintain adequate research and development resources or to compete effectively with the research and development programs of our competitors would present an advantage to such competitors.

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

Our revenues are difficult to forecast and are likely to fluctuate significantly from period to period. We base our operating expense budgets on expected revenue trends and our strategic objectives, and many of our expenses, such as office and equipment leases and personnel costs, will be relatively fixed in the short term and will increase as we continue to make investments in our business and hire additional personnel. In the event we alter our licensing model, our ability to forecast revenue and expenses may be further hampered. Our estimates of sales trends may not correlate with actual revenues in a particular quarter or over a longer period of time. Variations in the rate and timing of conversion of our sales prospects into actual licensing revenues could cause us to plan or budget inaccurately and those variations could adversely affect our financial results. In particular, delays or reductions in amount or cancellation of customers’ purchases of our software products would adversely affect the overall level and timing of our revenues, and our business, results of operations and financial condition could be harmed. Due to the relatively fixed nature of many of our expenses, we may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall.

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

As of December 31, 2015, we had eight issued U.S. patents and nine pending applications for U.S. patents expiring at various times ranging from 2017 through 2032 and six issued and 22 pending applications for foreign patents expiring at various times ranging from 2017 through 2031. In September 2015, our early patent, Method And Device For Extracting Information From A Database, which was filed in September 1995 in the U.S. and multiple European territories, expired. We do not expect the expiration of these patents to materially affect our business, operations or products. We rely on a combination of copyright, trademark, patent, trade secrets, confidentiality procedures and contractual commitments to protect our proprietary information. For example, we license our software products pursuant to click-wrap or signed license agreements that impose certain restrictions on a licensee’s ability to utilize the software. We also seek to avoid disclosure of our intellectual property, including by requiring those persons with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code.

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

Changes in laws or regulations relating to privacy or the protection or transfer of personal data, or any actual or perceived failure by us or our third-party service providers to comply with such laws and regulations or applicable privacy policies, could materially adversely affect our business.

Aspects of our business, including our current or future cloud services offerings, involve processing, storing, and transmitting personal data, which is subject to certain privacy policies, and certain federal, state, and foreign laws and regulations relating to privacy and data protection. The amount of customer and employee data that we store through our cloud services offerings, networks, and other systems, including personal data, is increasing. In recent years, the collection and use of personal data by companies have come under increased regulatory and public scrutiny. For example, in the United States, protected health information is subject to the Health Insurance Portability and Accountability Act (“HIPAA”). HIPAA has been supplemented by the Health Information Technology for Economic and Clinical Health Act with the result of increased civil and criminal penalties for noncompliance. Under HIPAA, entities performing certain functions and creating, receiving, maintaining, or transmitting protected health information provided by covered entities and other business associates are directly subject to HIPAA. Our access to protected health information through our cloud services offerings triggers obligations to comply with certain privacy rules and data security requirements under HIPAA. Any systems failure or security breach that results in the release of, or unauthorized access to, personal data, or any failure or perceived failure by us or our third-party service providers to comply with applicable privacy policies or any applicable laws or regulations relating to privacy or data protection, could result in proceedings against us by governmental entities or others. Such proceedings could result in the imposition of sanctions, fines, penalties, liabilities, and/or governmental orders requiring that we change our data practices, any of which could have a material adverse effect on our business, operating results, and financial condition.

Various federal, state, and foreign legislative, regulatory, or other governmental bodies may enact new or additional laws or regulations, or issue rulings that invalidate prior laws or regulations (such as the recent ruling by the European Court of Justice invalidating the U.S.-EU Safe Harbor Framework), concerning privacy and data protection that could materially adversely impact our business. Complying with these varying and changing requirements could cause us to incur substantial costs, require us to change our business practices, or limit our ability to provide certain products in certain jurisdictions, any of which could materially adversely affect our business and operating results. Additionally, the legislation and regulation regarding mobile data collection continue to evolve and if laws or regulations restricting or limiting the collection or use of mobile data are enacted, they may reduce demand for certain of our services or require changes to our business practices, which could materially adversely affect our business and operating results.

If we or our third-party service providers experience a security breach and unauthorized parties obtain access to our customers’ data, our data, or our cloud services offerings, networks, or other systems, our offerings may be perceived as not being secure, our reputation may be harmed, demand for our offerings may be reduced, our operations may be disrupted, we may incur significant legal liabilities, and our business could be materially adversely affected.

As part of our business, we process, store, and transmit our customers’ information and data as well as our own, including in our cloud services offerings, networks, and other systems. There can be no assurance that any security measures that have been implemented will be effective against all security threats. For example, security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, fraudulent inducement of employees or customers to disclose sensitive information such as user names or passwords, and employee error or malfeasance. Such breach could result in someone obtaining unauthorized access to our customers’ data, our data (including our proprietary information or trade secrets), or our cloud services offerings, networks, or other systems. Because there are many different security breach techniques and such techniques continue to evolve, we may be unable to anticipate attempted security breaches and implement adequate preventative measures. Third parties may also conduct attacks designed to temporarily deny customers access to our services. Any security breach or successful denial of service attack could result in a loss of customer confidence in the security of our offerings and damage to our brand, reducing the demand for our offerings and our revenue, disrupt our normal business operations, require us to spend material resources to correct the breach, expose us to legal liabilities including litigation and indemnity obligations, and materially adversely affect our operating results. These risks will increase as we continue to grow the number and scale of our cloud-based offerings and process, store, and transmit increasingly large amounts of our customers’ information and data, which may include proprietary or confidential data or personal or identifying information.

Our failure to adequately protect personal information could have a material adverse effect on our business.

A wide variety of local, state, national, and international laws, directives and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These data protection and privacy-related laws and regulations continue to evolve and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions and increased costs of compliance. Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by end-customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing end-customers and prospective end-customers), any of which could have a material adverse effect on our operations, financial performance, and business. Changing definitions of personal data and personal information, within the European Union, the United States, and elsewhere, especially relating to classification of IP addresses, machine identification, location data, and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data.

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

Any acquisitions we undertake or have recently completed will likely be accompanied by business risks which may include, among other things:

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

Business disruptions, including interruptions, delays, or failures in service from our third-party data center hosting facilities and other third-party services, could materially adversely affect our operating results or result in a material weakness in our internal controls that could adversely affect the market price of our stock.

A significant portion of our research and development activities or certain other critical business operations are concentrated at a single facility in Sweden and a significant amount of our management operations are concentrated in a single facility in Radnor, Pennsylvania. In addition, we serve our customers, and manage certain critical internal processes, using third-party data center hosting facilities located in the U.S. and Sweden and other third-party services, including Amazon Web Services and other cloud services. We are also a highly automated business and a disruption or failure of our systems, or the third-party hosting facilities or other services that we use, could cause delays in completing sales and providing services. Such disruptions or failures could include a major earthquake, fire, cyber-attack, act of terrorism or other catastrophic event or a decision by one of our third-party service providers to close facilities that we use without adequate notice or other unanticipated problems with the third-party services that we use, including a failure to meet service standards. Any such disruptions or failures could (i) result that results in the destruction or disruption of any of our critical business operations, controls, or procedures or IT systems, (ii) severely affect our ability to conduct normal business operations, (iii) result in a material weakness in our internal control over financial reporting, (iv) cause our customers to terminate their subscriptions, (v) result in our issuing credits or paying penalties or fines, (vi) harm our reputation, (vii) adversely affect our attrition rates or our ability to attract new customers, or (viii) cause our offerings to be perceived as not being secure, any of which could materially adversely affect our future operating results.

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

We have experienced rapid growth over the last several years. We rely heavily on information technology systems to help manage critical functions, such as order processing, sales forecasts and employee data. Our ability to successfully implement our business plan and comply with regulations, including the Sarbanes-Oxley Act, requires an effective planning and management process. We expect that we will need to continue to improve existing, and implement new, operational and financial systems, procedures and controls to manage our business effectively in the future. In 2014, we implemented a new ERP system. If we experience a breakdown in our procedures or controls, our ability to record and report financial and management information on a timely and accurate basis could be impaired. In addition, if one or more of our technology-related hardware or software providers suffer an interruption in their business, or experience delays, disruptions or quality control problems in their operations, or we have to change or add additional systems and services, our ability to manage our business would suffer.

Many of our key financial systems used for internal purposes are cloud based solutions provided by third parties

Our ERP system along with certain other internal financial systems are cloud based solutions provided by third parties. The use of cloud based systems provided by third parties exposes us to certain risks of those third parties. If a disruption of services by third party cloud financial system providers were to occur, it could have a material adverse effect on our ability to record and report financial and management information on a timely and accurate basis.

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

We continuously review our compliance with all applicable new and existing revenue recognition accounting pronouncements. In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. We are currently evaluating the impact of adopting ASU 2014-09 on our consolidated financial statements and have not yet selected a transition method, nor have we determined the effect of the standard on our ongoing financial reporting. Depending upon the outcome of these ongoing reviews and the potential issuance of further accounting pronouncements, implementation guidelines and interpretations, we may be required to modify our reported results, revenue recognition policies or business practices which could harm our results of operations.

We may have exposure to greater than anticipated tax liabilities.

We are subject to complex taxes in the U.S. and a variety of foreign jurisdictions. All of these jurisdictions have in the past and may in the future make changes to their corporate income tax rates and other income tax laws which could increase our future income tax provision.

Our future income tax obligations could be adversely affected by earnings that are lower than anticipated in jurisdictions where we have lower statutory rates and by earnings that are higher than anticipated in jurisdictions where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, changes in the amount of unrecognized tax benefits or by changes in tax laws (such as the Base Erosion Profit Shifting (“BEPS”) project initiated by the Organization for Economic Co-operation and Development (“OECD”)), regulations, accounting principles or interpretations thereof.

Further changes in the tax laws of foreign jurisdictions could arise, whether as a result of BEPS or otherwise. The OECD, which represents a coalition of member countries, has issued recommendations that, in some cases, would make substantial changes to numerous long-standing tax positions and principles. These contemplated changes, to the extent adopted by OECD members and/or other countries, could increase tax uncertainty and may adversely affect our provision for income taxes. In addition, in the United States, various proposals for broad reform of the existing U.S. corporate tax system are under evaluation by various legislative and administrative bodies, but it is not possible to accurately determine the overall impact of such proposals on our effective tax rate at this time.

Our determination of our tax liability is subject to review by applicable U.S. and foreign tax authorities. Any adverse outcome of such a review could have an adverse effect on our operating results and financial condition. The determination of our worldwide income tax provision and other tax liabilities requires significant judgment and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is complex and uncertain. Moreover, as a multinational business, we have subsidiaries that engage in many intercompany transactions in a variety of tax jurisdictions where the ultimate tax determination is complex and uncertain.

We also have contingent tax liabilities that, in management’s judgment, are not probable of assertion. If such unasserted contingent liabilities were to be asserted, or become probable of assertion, we may be required to record significant expenses and liabilities in the period in which these liabilities are asserted or become probable of assertion.

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

As of December 31, 2015, we held approximately $110.8 million, or approximately 35%, of our cash and cash equivalents outside of the U.S. We use our foreign held cash by reinvesting it in our foreign operations. Our current intention is to continue to reinvest our foreign earnings in our foreign operations. Our current plans do not anticipate a need to repatriate cash to fund our domestic operations. In the event cash from foreign operations is needed to fund operations in the U.S. or our foreign cash balance continues to grow such that we are unable to reinvest such cash outside of the U.S., it may become increasingly likely that we would repatriate some of our foreign cash balances to the U.S. In such event, we would be subject to additional income taxes in the U.S.

Additionally, if we were to repatriate foreign held cash to the U.S., we would use a portion of our domestic net operating loss carryforward which could result in us being subject to cash income taxes on the earnings of our domestic business sooner than would otherwise have been the case.

Various corporate tax reform bills and other proposals at various times are under consideration by Congress. It is not clear whether, or to what extent, these proposals may be enacted. Although the overall impact that any proposals may have on our future effective tax rate is unclear at this time, significant changes to the U.S. taxation of our international income could have a material adverse effect on our results of operations.

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

The market price of our common stock could be highly volatile and may fluctuate substantially due to the following factors (in addition to the other risk factors described in this section):

•	quarterly variations in our results of operations or those of our competitors

•	announcements by us or our competitors of acquisitions, new products, significant contracts or commercial relationships

•	our ability to respond to changing industry standards, technological developments or customer requirements on a timely basis

•	commencement of, or our involvement in, litigation

•	any major change in our board of directors or management

•	financial guidance or business updates we may provide

•	foreign currency exchange rate fluctuations

•	recommendations by securities analysts or changes in earnings estimates

•	announcements about our earnings that are not in line with analyst expectations or guidance we may provide

•	changes in our licensing or go to business models

•	announcements by our competitors of their earnings that are not in line with analyst expectations

•	the volume of shares of our common stock available for public sale

•	sales of stock by us or by our stockholders

•	short sales, hedging and other derivative transactions involving shares of our common stock

•	adoption of new accounting standards or tax laws or regulations

•	general economic conditions in the U.S. and abroad and slow or negative growth of related markets

•	general political conditions in the U.S. and abroad including terrorist attacks, war or threat of terrorist attacks or war.

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

We currently do not intend to declare or pay dividends on shares of our common stock in the foreseeable future. See the section entitled “Dividend Policy” included in this Annual Report on Form 10-K for more information. Consequently, your only opportunity to achieve a return on your investment in our company will be if the market price of our common stock appreciates and you sell your shares at a price above your cost. There is no guarantee that the price of our common stock will ever exceed the price that you pay. Investors seeking cash dividends should not purchase our common stock.

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

Location	Type of Facility	Size (sq. ft)	Ownership Status	Lease Expiration Date
Radnor, Pennsylvania	Global Headquarters	64,481	Leased	October 31, 2021
Lund, Sweden	Corporate and Research & Development	121,100	Leased	April 30, 2019
Winnersh, United Kingdom	Corporate and Sales & Marketing	21,259	Leased	January 2, 2022

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

Cadian Capital Section 16(b) Matter Seeking Disgorgement of Short-Swing Profits on Behalf of Qlik.

In October 2015, a purported stockholder filed a complaint pursuant to Section 16(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) in the U.S. District Court for the Southern District of New York against Cadian Capital Management, LP and certain persons and entities allegedly affiliated with it (collectively, the “Cadian Defendants”) in an action captioned Klein v. Cadian Capital Mgmt., LP et al., Case No. 15-CV-08140. We are named as a nominal defendant. The plaintiff alleges that the Cadian Defendants engaged in transactions in our securities that resulted in “short-swing” profits within the scope of Section 16, and seeks disgorgement from the Cadian Defendants of those alleged “short-swing” profits on our behalf. Due to the alleged failure by the Cadian Defendants to comply with its reporting obligations under the Exchange Act, the complaint does not specify the precise amount of alleged trades subject to disgorgement, other than estimating that the amount of profits subject to disgorgement is “believed to be in excess of $10 million.” The complaint seeks disgorgement of any and all short-swing profits on behalf of us, plus attorneys’ fees and expenses. The complaint does not seek damages of any kind from us. The parties have agreed to stay this case pending resolution of a motion in another case brought against the same Cadian Defendants alleging that the Cadian Defendants engaged in short-swing trading of another issuer.

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

	Common Stock Price
	2015		2014
	High	Low	High	Low
First quarter	$33.10	$27.55	$31.55	$24.90
Second quarter	$38.00	$30.61	$28.07	$20.17
Third quarter	$42.18	$33.43	$29.59	$21.04
Fourth quarter	$42.90	$29.68	$32.15	$22.12

As of February 18, 2016, there were approximately 22 holders of record of our common stock. The number of holders of record of our common stock does not reflect the number of beneficial holders whose shares are held by depositors, brokers or other nominees.

Dividend Policy

We have never declared or paid any cash or stock dividends on our common stock. It is our policy to retain earnings to finance the growth and development of our business and, therefore, we do not anticipate declaring or paying any cash or stock dividends in the foreseeable future.

Stock Performance Graph

The following graph compares the total cumulative 5-Year total shareholder return on our common stock through December 31, 2015 with the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Index. The graph assumes an initial investment of $100 in our common stock and in each of the indices (including reinvestment of dividends). The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Qlik Technologies Inc.	$100.00	$93.54	$83.96	$102.94	$119.40	$122.38
NASDAQ Composite	$100.00	$100.53	$116.92	$166.19	$188.78	$199.95
NASDAQ Computer & Data Processing	$100.00	$100.83	$108.27	$165.81	$190.41	$224.42

Recent Sales of Unregistered Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

The consolidated statement of operations data for the three years ended December 31, 2015 and the consolidated balance sheet data as of December 31, 2015 and 2014 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013, 2012 and 2011 have been derived from our audited consolidated financial statements that do not appear in this Annual Report on Form 10-K. The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” set forth below and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition, our total assets, total liabilities and working capital in the consolidated balance sheets as of December 31, 2015 and 2014 include the effects of the adoption of FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), requiring all deferred tax assets and liabilities and any related valuation allowance to be classified as non-current on our consolidated balance sheets. We reclassified approximately $2.1 million from current deferred tax assets to non-current on the consolidated balance sheets as of December 31, 2014. Prior periods were not retrospectively adjusted. The historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except share and per share data)
Consolidated statement of operations data:
Revenue:
License revenue	$326,984	$300,888	$270,769	$238,674	$204,414
Maintenance revenue	229,503	203,550	160,552	120,490	89,129
Professional services revenue	56,245	52,359	39,129	29,373	27,076

Total revenue	612,732	556,797	470,450	388,537	320,619
Cost of revenue:
License revenue	12,215	8,196	7,345	5,058	3,540
Maintenance revenue	11,693	11,363	10,585	8,526	6,787
Professional services revenue	66,687	55,903	43,893	29,705	24,020

Total cost of revenue	90,595	75,462	61,823	43,289	34,347

Gross profit	522,137	481,335	408,627	345,248	286,272
Operating expenses:
Sales and marketing	347,369	308,375	255,010	211,314	178,456
Research and development	74,813	72,636	60,400	39,995	24,870
General and administrative	111,590	109,200	89,795	79,309	63,287

Total operating expenses	533,772	490,211	405,205	330,618	266,613

Income (loss)from operations	(11,635)	(8,876)	3,422	14,630	19,659
Other expense, net	(6,809)	(1,826)	(2,522)	(2,891)	(795)

Income (loss) before provision for income taxes	(18,444)	(10,702)	900	11,739	18,864
Income tax expense	(18,047)	(13,929)	(10,879)	(7,900)	(9,820)

Net income (loss)	$(36,491)	$(24,631)	$(9,979)	$3,839	$9,044

Net income (loss) per common share:
Basic	$(0.40)	$(0.27)	$(0.11)	$0.04	$0.11
Diluted	$(0.40)	$(0.27)	$(0.11)	$0.04	$0.11
Weighted average number of common shares:
Basic	92,126,182	89,886,403	87,702,222	85,423,074	82,043,958
Diluted	92,126,182	89,886,403	87,702,222	87,640,844	85,574,414

The consolidated statement of operations data above includes the following stock-based compensation expense (in thousands):

	Year Ended December 31,
	2015	2014	2013	2012	2011
Cost of revenue	$3,469	$2,804	$2,854	$1,651	$701
Sales and marketing	19,245	17,911	13,374	10,337	5,672
Research and development	4,264	3,876	3,386	2,058	710
General and administrative	12,659	11,441	9,304	5,269	3,123

	$39,637	$36,032	$28,918	$19,315	$10,206

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$320,058	$244,018	$227,693	$195,803	$177,413
Working capital	289,184	236,708	224,485	197,264	182,020
Total assets	666,596	561,901	467,922	390,373	317,708
Deferred revenue, including non-current portion	180,411	132,129	102,321	85,942	67,116
Total liabilities	304,801	253,409	195,752	164,811	128,173
Total stockholders’ equity	361,795	308,492	272,170	225,562	189,535

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations are provided to help provide an understanding of our financial condition and results of operations. This item of our Annual Report on Form 10-K is organized as follows:

•	Overview including Key Financial Metrics and Trends. This section provides a general description of our business, the key financial metrics that we use in assessing our performance, and anticipated trends that we expect to affect our financial condition and results of operations.

•	Consolidated Results of Operations. This section provides a comparison of our results of operations for the years ended December 31, 2015 and 2014 and the years ended December 31, 2014 and 2013.

•	Foreign Exchange Rates. This section discusses the impact of foreign exchange rate fluctuations for the year ended December 31, 2015 compared to the year ended December 31, 2014.

•	Seasonality. This section discusses the seasonality in the sale of our products and services.

•	Acquisitions. This section discusses recent acquisitions and how we account for them.

•	Liquidity and Capital Resources. This section provides an analysis of our cash flows for the years ended December 31, 2015 and 2014, a discussion of our capital requirements and the resources available to us to meet those requirements.

•	Critical Accounting Policies and Estimates. This section discusses accounting policies that are considered important to our financial condition and results of operations. The accounting policies require significant judgment or require estimates on our part in applying them. Our significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 2 to the consolidated financial statements.

•	Contractual Obligations & Commitments. This section discusses contractual obligations and commitments expected to have an effect on our liquidity and cash flow in future periods.

•	Off-Balance Sheet Arrangements. This section discusses off-balance sheet arrangements expected to have an effect on our liquidity and cash flow in future periods.

•	Inflation. This section discusses how inflation could impact our financial condition and results of operations.

•	Recent Accounting Pronouncements. This section provides for recent accounting pronouncements that could impact our financial condition and results of operations.

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

Our software products are powered by our in-memory engine which maintains associations in data and calculates aggregations rapidly, as business users interact with our software. Our visual analytics solutions are designed to give our customers significant improvements in usability, flexibility and performance at lower costs compared to traditional BI solutions.

For the years ended December 31, 2015, 2014 and 2013, our revenue was approximately $612.7 million, $556.8 million and $470.5 million, respectively, representing year-over-year growth of approximately 10% in 2015, 18% in 2014 and 21% in 2013, respectively. On a constant currency basis, our year-over-year growth was approximately 23% in 2015, 20% in 2014 and 21% in 2013. In addition, we generated income (loss) from operations of approximately ($11.6) million, ($8.9) million and $3.4 million for the years ended December 31, 2015, 2014 and 2013. For the years ended December 31, 2015 and 2014, software license revenue and maintenance revenue comprised approximately 91% of our total revenue and professional services revenue comprised approximately 9% of our total revenue. For the year ended December 31, 2013, software license revenue and maintenance revenue comprised approximately 92% of our total revenue and professional services revenue comprised approximately 8% of our total revenue.

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

We have grown our customer base to approximately 38,000 active customers as of December 31, 2015 and increased our revenue at approximately an 18% compound annual growth rate from 2011 through 2015. Our software products are licensed by customers in various industries such as aerospace, automotive, banking, construction, consumer products, education, engineering, government, healthcare, industrial, insurance, manufacturing, media and entertainment, natural resources, pharmaceuticals and biotech, retail, real estate, technology, securities and investments, telecommunications, transportation and utilities. We have customers in over 100 countries and approximately 68% of our revenue for the year ended December 31, 2015 was derived internationally. For the year ended December 31, 2014, approximately 71% of our revenue was derived internationally. For the year ended December 31, 2013, approximately 70% of our revenue was derived internationally.

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

We generally license our software products under perpetual licenses which typically include one year of maintenance as part of the initial purchase price of the product. Our customers can renew, and generally have renewed, their maintenance agreements on an annual basis for a fee that is based upon a percentage of the initial license fee paid. For the year ended December 31, 2015, our total revenue was comprised of approximately 53% license revenue, 38% maintenance revenue and 9% professional services revenue. For the year ended December 31, 2014, our total revenue was comprised of approximately 54% license revenue, 37% maintenance revenue and 9% professional services revenue. For the year ended December 31, 2013, our total revenue was comprised of approximately 58% license revenue, 34% maintenance revenue and 8% professional services revenue. Total billings from our OEM relationships accounted for approximately 7% and 6% of our total billings during the year ended December 31, 2015 and 2014, respectively. Additionally, our online Qlik Community provides us with a loyal and growing network of users who promote our software, provide support for other users and contribute valuable insights and feedback for our product development efforts.

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

From a risk perspective, we have had to address the impact of the recessionary global environment during the past several years, and the unsettled global economic environment could affect our operating results in future periods. Approximately 68% of our revenue during the year ended December 31, 2015 was derived internationally, of which approximately 49% was derived in Europe. Approximately 71% of our revenue during the year ended December 31, 2014 was derived internationally, of which approximately 52% was derived in Europe. Approximately 70% of our revenue during the year ended December 31, 2013 was derived internationally, of which approximately 53% was derived in Europe. We have faced pricing pressure from some of our competitors and we seek to minimize the impact by demonstrating the value delivered by our visual analytics solutions in comparison to these other BI products. Also, the growth in our business has required the continued hiring of experienced staff across all of our geographic territories. To aid this effort we have focused on improving our local recruiting initiatives, as well as on developing further internal training programs to prepare employees for greater responsibilities.

We believe global economic conditions remain unstable and have contributed to an increase in the average length of time in our sales cycles. In addition, these conditions may result in an increase in the average length of time it takes to collect outstanding accounts receivable.

Key Financial Metrics and Trends

Revenues

Our revenue is comprised of license, maintenance and professional services. We generally license our software under perpetual licenses which typically include one year of maintenance as part of the initial purchase price of the product. License revenue reflects the revenue recognized from sales of licenses to new customers and additional licenses to existing customers. Approximately 67% of total license and first year maintenance billings were generated from existing customers during 2015. Approximately 63% of total license and first year maintenance billings were generated from existing customers during 2014 and 2013. Based upon our land and expand sales strategy, we expect that on an annual basis the contribution of license and first year maintenance from existing customers will continue to exceed the contribution of license and first year maintenance from new customers. Customers can renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. Customers with current maintenance agreements are entitled to receive unspecified upgrades and enhancements when and if they become available. We have experienced growth in maintenance revenue primarily due to increased license sales and growth in our customer base and strong renewal rates. In each of the years ended December 31, 2015, 2014 and 2013, our annual maintenance renewal rates were greater than 90%. Professional services revenue is comprised of training, installation and other consulting revenues, and represented approximately 9% of total revenues for the years ended December 31, 2015 and 2014 and 8% of total revenues for the years ended December 31, 2013. We do not expect the percentage contribution to change significantly during the near term. The contribution from our partner network has grown over time and we anticipate that revenues from partners will continue to be more than 50% of total revenue. Given the size of the U.S. market and our current penetration there, we expect that the U.S. will represent our largest growth opportunity in terms of absolute U.S. dollars during the near term and will likely be an important contributor to future revenue growth. Due to the global diversity of our customer base, our results are impacted by movements in the currencies of the major territories in which we operate. The primary foreign currencies generally impacting our results are the Swedish kronor, the euro and the British pound. Inflation and changing prices had no material effect on our revenue or income (loss) from operations during the years ended December 2015, 2014 and 2013.

Cost of Revenue

Cost of revenue primarily consists of personnel costs, fees paid to subcontractors providing technical support services, referral fees paid to third parties in connection with software license sales, amortization of technology related intangible assets acquired and other discrete professional services. Personnel costs include salaries, employee benefit and social costs, bonuses and stock-based compensation. We expect that our cost of revenue will continue to increase in absolute dollars, but decline as a percentage of revenue over time as we expect to derive greater efficiencies from the investments made in our professional services organization.

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

Sales and Marketing. Sales and marketing expenses primarily consist of personnel costs for our sales, marketing and business development employees and executives, commissions earned by our sales related personnel, travel and entertainment costs, facilities costs attributable to our sales and marketing personnel, the cost of marketing programs and events, the cost of employee training programs and the cost of business development programs. We expect to continue to make incremental investments in sales and marketing during 2016, including the hiring of additional sales personnel in both the U.S. and our international locations as well as incremental investments in our marketing programs. We expect that our sales and marketing expenses will continue to increase in absolute dollars, but decline as a percentage of revenue over time as we expect to derive greater efficiencies from the investments made in our sales and marketing organization.

Research and Development. Research and development expenses primarily consist of personnel and facility costs for our research and development and product management employees along with the amortization of research and development related intangible assets acquired. Our research and development organization is principally located in Lund, Sweden; Boston, Massachusetts; Ottawa, Canada; Reykjavik, Iceland; Vicenza, Italy and London, United Kingdom with the vast majority of our research and development organization located in Lund, Sweden. We have devoted our development efforts primarily to enhancing the functionality and expanding the capabilities of our software products. We expect that our research and development expenses will continue to increase in absolute dollars and remain constant or increase as a percentage of revenue in the near term as we increase our research and development and product management headcount to further strengthen and enhance our software products.

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

Other Income (Expense), net

Other income (expense), net primarily consists of net interest and foreign exchange gains or losses. Net interest generally represents interest income received on our cash and cash equivalents. Foreign exchange gains or losses relate to our business activities in foreign countries and the re-measurement of intercompany transactions between subsidiaries with different functional reporting currencies, as well as the impact of our short-term foreign currency forward contracts related to certain intercompany borrowings and certain contingent consideration liabilities. As a result of our business activities in foreign countries, we expect that foreign exchange gains or losses will continue to occur due to fluctuations in exchange rates in the countries where we do business.

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

In evaluating our ability to realize deferred tax assets, we consider all available positive and negative evidence. Our negative evidence includes historical operating losses generated by certain subsidiaries. Our positive evidence includes historical operating income at certain subsidiaries as well as projected future taxable income. In determining future taxable income, we make assumptions for the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require us to make judgments about our future taxable income and are consistent with the plans and estimates we use to manage our business.

The effective tax rates for 2015, 2014 and 2013 were (97.8%), (130.1%) and 1208.8%, respectively. The effective tax rate for 2015 and 2014 reflects approximately $14.7 million and $8.1 million of charges related to valuation allowances.

Impact of Foreign Currency Translation

For the years ended December 31, 2015, 2014 and 2013, approximately 66%, 69% and 70%, respectively, of our revenues were earned in foreign denominated currencies, including the euro, the British pound and the Swedish kronor. We continue to monitor our foreign exchange risk in part through operational means, including monitoring the proportion of same-currency revenues in relation to same-currency costs and the proportion of same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, changes in those currencies relative to the U.S. dollar will impact our revenues and expenses. If the U.S. dollar weakens against a specific foreign currency, our revenues will increase having a positive impact on net income, and our overall expenses will increase, having a negative impact on net income. Likewise, if the U.S. dollar strengthens against a specific foreign currency, our revenues will decrease having a negative impact on net income, and our overall expenses will decrease, having a positive impact on net income. Therefore, significant shifts in foreign currencies can impact our short-term results, as well as our long-term forecasts and targets.

Foreign currency exchange rate fluctuations negatively impacted total revenue for the year ended December 31, 2015 compared to the year ended December 31, 2014 by approximately $69.6 million, principally driven by the overall strengthening of the U.S. dollar relative to the foreign currencies in which we operate. Total cost of revenue and operating expenses for the year ended December 31, 2015 compared to the year ended December 31, 2014 were positively impacted as a result of foreign exchange rate fluctuations by approximately $68.2 million, principally driven by the overall strengthening of the U.S. dollar relative to the foreign currencies in which we operate.

Consolidated Results of Operations

The following table sets forth a summary of our consolidated statements of operations for the periods indicated as a percentage of total revenue:

	Year Ended December 31,
	2015	2014	2013
Revenue:
License revenue	53.4%	54.0%	57.6%
Maintenance revenue	37.4	36.6	34.1
Professional services revenue	9.2	9.4	8.3

Total revenues	100.0	100.0	100.0
Cost of revenue:
License revenue	2.0	1.5	1.6
Maintenance revenue	1.9	2.1	2.2
Professional services revenue	10.9	10.0	9.3

Total cost of revenue	14.8	13.6	13.1

Gross profit	85.2	86.4	86.9
Operating expenses:
Sales and marketing	56.7	55.4	54.2
Research and development	12.2	13.0	12.9
General and administrative	18.2	19.6	19.1

Total operating expenses	87.1	88.0	86.2

Income (loss) from operations	(1.9)	(1.6)	0.7
Other expense, net	(1.1)	(0.3)	(0.5)

Income (loss) before income taxes	(3.0)	(1.9)	0.2
Income tax expense	(3.0)	(2.5)	(2.3)

Net loss	(6.0)%	(4.4)%	(2.1)%

Comparison of the Years Ended December 31, 2015 and 2014

Revenue

The following table sets forth revenue by source:

	Year Ended December 31,
	2015		2014
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period-to-Period Change
	(dollars in thousands)
Revenue:
License revenue	$326,984	53.4%	$300,888	54.0%	$26,096	8.7%
Maintenance revenue	229,503	37.4%	203,550	36.6%	25,953	12.8%
Professional services revenue	56,245	9.2%	52,359	9.4%	3,886	7.4%

Total revenue	$612,732	100.0%	$556,797	100.0%	$55,935	10.0%

Revenue was approximately $612.7 million for the year ended December 31, 2015 compared to approximately $556.8 million for the year ended December 31, 2014, an increase of approximately 10.0%. Total revenue for the year ended December 31, 2015 as compared to the year ended December 31, 2014 was negatively impacted by approximately $69.6 million, or approximately 13%, as a result of the strengthening of the U.S. dollar relative to the foreign currencies in which we operate. The increase in revenue from the prior year period was primarily driven by revenue growth in the Americas (includes North America and South America), Rest of World (includes Asia-Pacific, Middle East and Africa), the United Kingdom (includes United Kingdom and Ireland) and Benelux (includes Belgium, the Netherlands, Luxembourg and Eastern Europe), which grew approximately 18.2%, 8.2%, 8.4% and 9.4%, respectively, and contributed approximately $51.3 million in incremental total revenue. License revenue grew approximately $26.1 million, or approximately 8.7%, during the year ended December 31, 2015 compared to the year ended December 31, 2014. License revenue for the year ended December 31, 2015 as compared to the year ended December 31, 2014 was negatively impacted by approximately $36.2 million, or approximately 12%, as a result of the strengthening of the U.S. dollar relative to the foreign currencies in which we operate. There was no material change in the pricing for our products during the period. Revenue growth was achieved primarily due to the introduction of Qlik Sense and volume growth as new customers acquired our products for the first time, along with additional license purchases by our existing customers. During the year ended December 31, 2015, we closed 602 contracts that had total license and first year’s maintenance exceeding $100,000, compared to 556 contracts for the same period last year. Included in the deals exceeding $100,000, we closed 175 contracts that had total license and first year’s maintenance exceeding $250,000 during the year ended December 31, 2015, compared to 147 contracts for the same period last year. Included in the deals exceeding $250,000, we closed 31 contracts that had total license and first year’s maintenance exceeding $1.0 million during the year ended December 31, 2015, compared to 20 contracts for the same period last year. Amounts invoiced to existing customers represented approximately 78% of total billings during the year ended December 31, 2015, resulting from our “land and expand” sales strategy, compared to approximately 77% during the year ended December 31, 2014. Billings from our indirect partner channel for license and first year maintenance were approximately 55% of total license and first year maintenance billings for the year ended December 31, 2015 compared to approximately 53% for the year ended December 31, 2014. Maintenance revenue grew approximately 12.8% during the year ended December 31, 2015 compared to the year ended December 31, 2014 driven by annual maintenance renewal rates of greater than 90% and an increase in our customer base. Maintenance revenue for the year ended December 31, 2015 as compared to the year ended December 31, 2014 was negatively impacted by approximately $27.7 million, or approximately 13%, as a result of the strengthening of the U.S. dollar relative to the foreign currencies in which we operate. Professional services revenue grew approximately 7.4% during the year ended December 31, 2015 compared to the year ended December 31, 2014 due to an increase in our customer base. Professional services revenue for the year ended December 31, 2015 as compared to the year ended December 31, 2014 was negatively impacted by approximately $5.7 million, or approximately 11%, as a result of the strengthening of the U.S. dollar relative to the foreign currencies in which we operate. The overall revenue growth during the year ended December 31, 2015 as compared to the year ended December 31, 2014 may not be indicative of our future revenue growth, if any.

Cost of Revenue and Gross Profit

The following table sets forth cost of revenue and gross profit for each revenue source:

	Year Ended December 31,
	2015		2014
	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Period-to-Period Change
	(dollars in thousands)
Cost of Revenue:
Cost of license revenue	$12,215	3.7%	$8,196	2.7%	$4,019	49.0%
Cost of maintenance revenue	11,693	5.1%	11,363	5.6%	330	2.9%
Cost of professional services revenue	66,687	118.6%	55,903	106.8%	10,784	19.3%

Total cost of revenue	$90,595	14.8%	$75,462	13.6%	$15,133	20.1%

Gross Profit:
License revenue	$314,769	96.3%	$292,692	97.3%	$22,077	7.5%
Maintenance revenue	217,810	94.9%	192,187	94.4%	25,623	13.3%
Professional services revenue	(10,442)	-18.6%	(3,544)	-6.8%	(6,898)	194.6%

Total gross profit	$522,137	85.2%	$481,335	86.4%	$40,802	8.5%

Cost of revenue was approximately $90.6 million for the year ended December 31, 2015 compared to approximately $75.5 million for the year ended December 31, 2014, an increase of approximately 20.1%. Total cost of revenue for the year ended December 31, 2015 compared to the year ended December 31, 2014 was positively impacted as a result of foreign currency exchange rate fluctuations by approximately $8.7 million. Cost of license revenue largely consists of referral fees paid to third parties in connection with software license sales and the amortization of technology related intangible assets acquired. Referral fees increased approximately $3.4 million as compared to the prior year period driven by increased engagements with system integrators. In addition, the amortization of technology related intangible assets increased approximately $0.6 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014 as a result of the acquisition of Vizubi in December 2014. Cost of maintenance revenue increased approximately $0.3 million for the year ended December 31, 2015 as compared to the same period in 2014 largely due to an increase in personnel costs of approximately $0.5 million offset by a decrease in facility and infrastructure costs of approximately $0.2 million. Cost of professional services revenue increased approximately $10.8 million for the year ended December 31, 2015 as compared to the same period in 2014 largely due to increased personnel costs of approximately $9.6 million (including a $0.7 million increase in stock-based compensation) as we continue to invest in the global expansion of our services organization. In addition, for the year ended December 31, 2015 as compared to the year ended December 31, 2014, we had an increase in travel and entertainment costs of approximately $1.7 million and an increase in facility and infrastructure costs of approximately $0.3 million. These increases were offset by a decrease in outside contractor costs and other cost of professional services revenue of approximately $0.8 million.

Total gross profit increased approximately $40.8 million, or approximately 8.5%, for the year ended December 31, 2015 compared to the year ended December 31, 2014 largely due to an increase in total revenue of approximately $55.9 million, or approximately 10.0%. The increase in our total gross profit during the year ended December 31, 2015 as compared to the year ended December 31, 2014 may not be indicative of our future gross profit. For the year ended December 31, 2015, total gross margin decreased to 85.2% from 86.4% for the year ended December 31, 2014. The decrease in our total gross margin from the prior year period is primarily due to a decrease in professional services margins for the year ended December 31, 2015 as compared to the same period in 2014 as we continue to invest in the global expansion of our services organization. In addition, we had an increase in referral fees of approximately $3.4 million as a result of increased engagement with system integrators. The total gross margin during the year ended December 31, 2015 as compared to the year ended December 31, 2014 may not be indicative of our future gross margin.

Operating Expenses

The following table sets forth operating expenses as a percentage of revenue:

	Year Ended December 31,
	2015		2014
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period-to-Period Change
	(dollars in thousands)
Operating expenses:
Sales and marketing	$347,369	56.7%	$308,375	55.4%	$38,994	12.6%
Research and development	74,813	12.2%	72,636	13.0%	2,177	3.0%
General and administrative	111,590	18.2%	109,200	19.6%	2,390	2.2%

Total operating expenses	$533,772	87.1%	$490,211	88.0%	$43,561	8.9%

Sales and Marketing. Sales and marketing expenses increased approximately $39.0 million, or approximately 12.6%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. Sales and marketing expenses for the year ended December 31, 2015 compared to the year ended December 31, 2014 were positively impacted as a result of foreign currency exchange rate fluctuations by approximately $34.0 million. The period-over-period increase in sales and marketing expenses was primarily attributable to an increase in personnel and commission costs of approximately $23.7 million (including a $1.3 million increase in stock-based compensation), reflecting higher employee headcount and higher variable compensation resulting from increased license revenue. In addition, we had an increase in marketing, advertising and public relations costs of approximately $6.7 million, an increase in other consulting and sales and marketing costs of approximately $4.7 million, an increase for a charge related to changes in the fair value of contingent consideration liabilities of approximately $2.5 million and an increase in travel and entertainment costs of approximately $1.4 million.

Research and Development. Research and development expenses increased approximately $2.2 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. Research and development expenses for the year ended December 31, 2015 compared to the year ended December 31, 2014 were positively impacted by foreign currency exchange rate fluctuations by approximately $11.2 million. The period over period research and development expenses included an increase in personnel costs of approximately $4.8 million (including a $0.3 million increase in stock-based compensation), an increase in other research and development costs, including outside professional fees of approximately $1.1 million, an increase in travel and entertainment costs of approximately $0.7 million and an increase in facility and infrastructure costs of approximately $0.2 million. These increases were offset by a decrease in product management costs of approximately $4.6 million related to the prior year market introduction of Qlik Sense.

General and Administrative. General and administrative expenses increased approximately $2.4 million, or approximately 2.2%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. General and administrative expenses for the year ended December 31, 2015 compared to the year ended December 31, 2014 were positively impacted as a result of foreign currency exchange rate fluctuations by approximately $14.3 million. The increase in general and administrative expenses for the year ended December 31, 2015 compared to the year ended December 31, 2014 was largely due to an increase of approximately $5.1 million in personnel costs (including a $1.3 million increase in stock-based compensation). This increase was offset by a decrease in consulting costs largely related to information systems consulting of approximately $1.6 million, a decrease in facility and infrastructure costs of approximately $0.9 million and a decrease in travel and entertainment costs of approximately $0.2 million.

Other Expense, net.

During the year ended December 31, 2015, other expense, net was approximately $6.8 million and primarily consisted of net foreign exchange losses of approximately $6.9 million principally driven by the overall strengthening of the U.S. dollar relative to the foreign currencies in which we operate offset by approximately $0.1 million of interest income, net. During the year ended December 31, 2014, other expense, net was approximately $1.8 million and primarily consisted of net foreign exchange losses of approximately $2.0 million offset by net interest income of approximately $0.2 million.

Income Tax Expense.

For the year ended December 31, 2015, we recorded income tax expense of approximately $18.0 million, which resulted in an effective tax rate of approximately (97.8%), compared to income tax expense of approximately $13.9 million, or an effective tax rate of approximately (130.1%), for the year ended December 31, 2014. As of December 31, 2015, a full valuation allowance continues to be recorded against our U.S. and Swedish deferred tax assets, based on an analysis of positive and negative evidence, including analyzing three-year cumulative pre-tax income or loss, projections of future taxable income or losses, as well as other quantitative and qualitative information. The effective tax rates for the years ended December 31, 2015 and 2014 are primarily driven by foreign tax rate differentials, the effects of permanent differences and the changes in the valuation allowance on deferred tax assets. The primary differences between the effective tax rates for the year ended December 31, 2015 and 2014 relate to relative differences in the distribution of income and losses in jurisdictions in which we operate, changes in the valuation allowances against deferred tax assets and the impact of the permanent differences.

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

Sales and Marketing. Sales and marketing expenses increased approximately $53.4 million, or 20.9%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. Sales and marketing expenses for the year ended December 31, 2014 compared to the year ended December 31, 2013 were positively impacted as a result of foreign currency exchange rate fluctuations by approximately $2.7 million. The increase in sales and marketing expenses was primarily attributable to an increase in personnel and commission costs of approximately $43.9 million (including a $4.5 million increase in stock-based compensation), reflecting higher employee headcount and higher variable compensation resulting from increased license revenue. In addition, we had an increase in marketing, advertising and public relations costs of approximately $4.0 million. In November 2014, we held our first global user event which resulted in an increase in event costs of approximately $2.3 million. In addition, we had an increase in outside consulting costs and other sales and marketing costs of approximately $1.9 million, an increase in travel and entertainment costs of approximately $1.2 million and an increase in facility and infrastructure costs of approximately $0.1 million to support global expansion.

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

Income Tax Expense.

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

Foreign currency exchange rate fluctuations negatively impacted total revenue for the year ended December 31, 2015 compared to the year ended December 31, 2014 by approximately $69.6 million, principally driven by the overall strengthening of the U.S. dollar relative to the foreign currencies in which we operate. Total cost of revenue and operating expenses for the year ended December 31, 2015 compared to the year ended December 31, 2014 were positively impacted as a result of foreign exchange rate fluctuations by approximately $68.2 million, principally driven by the overall strengthening of the U.S. dollar relative to the foreign currencies in which we operate.

Seasonality

Our quarterly results reflect seasonality in the sale of our products and services. Historically, we have experienced a pattern of increased license sales in the fourth quarter which can make it difficult to achieve sequential revenue growth in the first quarter. In addition, our European operations generally provide lower revenues in the summer months because of the generally reduced level of economic activity in Europe during those months. Similarly, our gross margins and results of operations have been affected by these historical trends because the majority of our expenses are relatively fixed in the near-term. The timing of revenues in relation to our expenses, much of which does not vary directly with revenue, has an impact on the cost of revenue, sales and marketing expense, research and development expense and general and administrative expense as a percentage of revenue in each calendar quarter during the year. The majority of our expenses is personnel-related and includes salaries, stock-based compensation, benefits and incentive-based compensation plan expenses. As a result, we have not experienced significant seasonal fluctuations in the timing of expenses from period to period, other than an increase in total operating expenses during the first quarter of each year prior to 2016 as a result of our annual employee summit and an increase in sales and marketing expenses in the second quarter of each year due to our annual partner event. On a quarterly basis, we have usually generated the majority of our revenues in the final month of each quarter and a significant amount in the last two weeks of a quarter. We believe this is due to customer buying patterns typical in this industry. Although these seasonal factors are common in the technology sector, historical patterns should not be considered a reliable indicator of our future sales activity or performance.

Acquisitions

Vizubi

On December 23, 2014, we acquired all of the outstanding shares of Vizubi Software S.r.l., an Italian company, and all of the outstanding shares of Vizubi, Inc., a U.S. corporation (collectively “Vizubi”). Vizubi’s NPrinting product allows organizations to create visually-appealing reports with drag-and-drop simplicity, in a variety of popular formats, using data and analytics from QlikView. We purchased Vizubi for a total maximum purchase price of approximately $21.3 million. We paid approximately $6.8 million to the former Vizubi shareholders at closing. In addition, the purchase price included approximately $2.7 million of deferred payments related to a working capital adjustment that was paid in second quarter of 2015. The total maximum purchase price also included approximately $11.7 million of contingent consideration payable upon the achievement of certain product development milestones and financial targets as set forth in the purchase agreement governing the transaction. At the purchase date, we estimated the fair value of the contingent consideration at approximately $9.0 million, and therefore, this amount was included in the purchase price. The contingent consideration is payable at various intervals through December 31, 2017. During the year ended December 31, 2015, a charge of approximately $2.5 million was recorded related to the changes in the fair value of contingent consideration liabilities. In addition, during the year ended December 31, 2015, we paid approximately $4.9 million of contingent consideration liabilities for the achievement of certain product development milestones and financial targets. As of December 31, 2015, the estimated fair value of the remaining contingent consideration was approximately $6.6 million. The results of operations and financial position of Vizubi are included in our consolidated financial statements from and after the date of acquisition. The inclusion of Vizubi did not have a material impact on our consolidated financial results for the years ended December 31, 2015 and 2014.

During the year ended December 31, 2015, we finalized our purchase price allocation for the acquisition which resulted in an adjustment to finite-lived intangible assets from approximately $9.6 million as of December 31, 2014 to approximately $7.8 million at December 31, 2015, of which we estimated approximately $4.9 million was related to developed technology and approximately $2.9 million was related to customer relationships. The value assigned to Vizubi’s developed technology was determined by applying the relief-from-royalty method under the income approach. Under this method, the value of the developed technology is based on the application of a royalty rate to forecasted revenue under the developed technology. The fair value of the contingent consideration was determined using a discounted cash flow model. Under this model, the fair value of the contingent consideration is a function of the probability of achieving the milestones, the estimated achievement date of the milestones and the discount rate that reflects the level of risk associated with the liability. The identified finite-lived intangible assets will be amortized over their estimated useful life. After allocating the purchase price to the assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, we recorded goodwill of approximately $11.1 million related to this acquisition. Goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. We believe the goodwill related to the acquisition was a result of the expected synergies to be realized from combining operations and is not deductible unless an election is made for income tax purposes. During the year ended December 31, 2015, we finalized our purchase price allocation, which increased goodwill by approximately $0.9 million, primarily as a result of the decrease in finite-lived intangible assets of approximately $1.7 million and a decrease in assumed deferred income tax liabilities of approximately $0.5 million, as well as approximately $0.3 million of other adjustments.

DataMarket

On October 21, 2014, we acquired all of the outstanding shares of DataMarket ehf. (“DataMarket”), an Icelandic company. DataMarket specializes in the provisioning of data for analysis. We purchased DataMarket for a total maximum purchase price of approximately $13.3 million. We paid approximately $11.5 million to the former DataMarket shareholders at closing. In addition, the purchase price included approximately $0.1 million of deferred payments related to an asset value holdback, which was paid in the first quarter of 2015. The total maximum purchase price also includes approximately $1.7 million of contingent consideration payable upon the achievement of certain product development milestones and financial targets as set forth in the purchase agreement governing the transaction. At the purchase date, we estimated the fair value of the contingent consideration at approximately $1.6 million, and therefore, this amount was included in the purchase price. The contingent consideration is payable at various intervals through September 30, 2017. During the year ended December 31, 2015, we recorded a de minimus charge related to the changes in the fair value of contingent consideration liabilities. During the year ended December 31, 2015, we paid approximately $0.6 million of contingent consideration liabilities for the achievement of certain product development milestones. The results of operations and financial position of DataMarket are included in our consolidated financial statements from and after the date of acquisition. The inclusion of DataMarket did not have a material impact on our consolidated financial results during the years ended December 31, 2015 and 2014.

We allocated approximately $3.9 million of the purchase price to finite-lived intangible assets, of which approximately $2.8 million was related to developed technology, approximately $1.0 million was related to customer relationships and approximately $0.1 million was related to trade name. The value assigned to developed technology for DataMarket was determined by using the excess earnings method. Under this method, the value of the developed technology is a function of the estimated obsolescence curve of the developed technology as of the corresponding valuation date, the expected future net cash flows generated by the developed technology and the discount rate that reflects the level of risk associated with receiving future cash flows attributable to the developed technology. We amortize the developed technology on a straight-line basis over an estimated useful life of eight years and we amortize the customer relationships and trade name on a straight-line basis over an estimated useful life of four years. The fair value of the contingent consideration was determined using a discounted cash flow model. Under this model, the fair value of the contingent consideration is a function of the probability of achieving the milestones, the estimated achievement date of the milestones and the discount rate that reflects the level of risk associated with the liability. After allocating the purchase price to the assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, we recorded goodwill of approximately $9.9 million related to this acquisition. Goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. We believe the goodwill related to the acquisition was a result of the expected synergies to be realized from combining operations and is not deductible for income tax purposes.

We finalized the purchase price allocation, including the valuation of assets acquired, intangible assets acquired, liabilities assumed and deferred income taxes assumed, related to the acquisition during the first quarter of 2015, and there were no changes from the preliminary purchase price allocation.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents and the on-going collection of our accounts receivable. As of December 31, 2015, we had cash and cash equivalents totaling approximately $320.1 million, net accounts receivable of approximately $236.7 million and working capital of approximately $289.2 million. Our cash and cash equivalents held domestically were approximately $209.3 million as of December 31, 2015. We believe that our cash and cash equivalents balances in the U.S. are currently sufficient to fund our U.S. operations. As of December 31, 2015, cash and cash equivalents held by foreign subsidiaries were approximately $110.8 million, which include undistributed earnings of foreign subsidiaries indefinitely invested outside of the U.S. of approximately $26.3 million. Except as required under U.S. tax law, we do not accrue for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to continue to invest such undistributed earnings outside of the U.S. If these funds are needed for our operations in the U.S., we would be required to accrue and, subsequent to the full utilization of our existing net operating loss carryforwards, pay U.S. taxes to repatriate these funds.

Our capital expenditures for 2015 were approximately $15.2 million, comprised primarily of additional leasehold improvements, furniture and fixtures and computer equipment.

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

The following table shows selected balance sheet data as well as our cash flows from operating activities, investing activities, and financing activities for the stated periods (in thousands):

	December 31, 2015	December 31, 2014
Cash and cash equivalents	$320,058	$244,018
Accounts receivable, net	236,717	203,766
Deferred revenue	180,411	132,129
Working capital	289,184	236,708

	Year Ended December 31,
	2015	2014	2013
Cash flow activities
Net cash provided by operating activities	$59,564	$35,598	$29,725
Net cash used in investing activities	(17,963)	(30,265)	(22,990)
Net cash provided by financing activities	44,779	23,376	25,722

Cash and Cash Equivalents

Our cash and cash equivalents at December 31, 2015 were held for working capital purposes and were invested primarily in bank deposits and money market accounts having less than 90 day maturities. We do not enter into investments for trading or speculative purposes. These balances could be impacted if the underlying depository institutions or the guarantors fail or could be subject to adverse conditions in the financial markets. We can provide no assurances that access to our funds will not be impacted by adverse conditions in the financial markets.

Cash Flows

Cash Provided by Operating Activities

Net cash provided by operating activities was approximately $59.6 million for the year ended December 31, 2015. We incurred non-cash expenses totaling approximately $65.9 million for the year ended December 31, 2015. Non-cash expenses primarily consisted of stock-based compensation expense, provisions for bad debt, foreign currency gains and losses, and depreciation and amortization expense. In addition, we incurred an excess tax benefit from stock-based compensation of approximately $10.9 million for the year ended December 31, 2015.

The change in certain assets and liabilities resulted in a net source of cash of approximately $41.1 million for the year ended December 31, 2015. Net cash provided by operating activities is driven by sales of our products. Collection of accounts receivable from the sale of our products is a significant component of our cash flows from operating activities, as is the change in deferred revenue related to these sales. In addition, net cash provided by operating activities for the year ended December 31, 2015 reflects income tax payments made of approximately $9.9 million.

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

The change in certain assets and liabilities resulted in a net source of cash of approximately $6.1 million for the year ended December 31, 2013. Net cash provided by operating activities is driven by sales of our products. Collection of accounts receivable from product sales is a significant component of our cash flows from operating activities, as is the change in deferred revenue related to these sales. In addition, net cash provided by operating activities reflects income tax payments made of approximately $10.5 million.

Cash Used in Investing Activities

Net cash used in investing activities was approximately $18.0 million for the year ended December 31, 2015. Cash used in investing activities for the year ended December 31, 2015 consisted of approximately $15.2 million for capital expenditures related to leasehold improvements, furniture and fixtures and computer equipment. In addition, cash used in investing activities for the year ended December 31, 2015 included approximately $2.8 million of deferred purchase price payments related to the 2014 acquisitions of DataMarket and Vizubi.

Net cash used in investing activities was approximately $30.2 million for the year ended December 31, 2014. Cash used in investing activities for the year ended December 31, 2014, included approximately $11.5 million, net of cash acquired, used for the acquisition of DataMarket and approximately $5.7 million, net of cash acquired, used for the acquisition of Vizubi. In addition, cash used in investing activities for the year ended December 31, 2014 included approximately $13.0 million for capital expenditures related to leasehold improvements, furniture and fixtures, computer equipment and investments made in a new enterprise resource planning system as we continued to expand our infrastructure and workforce.

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

Cash Provided By Financing Activities

Net cash provided by financing activities was approximately $44.8 million for the year ended December 31, 2015. Net cash provided by financing activities included proceeds from the exercise of common stock options of approximately $41.3 million and an excess tax benefit from stock-based compensation of approximately $10.9 million. These proceeds were offset by contingent consideration payments of approximately $4.7 million related to the acquisition of Vizubi in December 2014 and approximately $0.6 million related to the acquisition of DataMarket in October 2014. In addition, we had approximately $2.1 million of deferred payments related to the acquisition of NComVA AB in May 2013.

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

Non-GAAP Financial Measures

In order to supplement our consolidated financial statements presented in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”), we use measures of non-generally accepted accounting principles (“Non-GAAP”) income (loss) from operations, Non-GAAP net income (loss), Non-GAAP net income (loss) per basic and diluted common share and constant currency. We believe that the Non-GAAP financial information provided can assist investors in understanding and assessing our on-going core operations and prospects for the future and provide an additional tool for investors to use in comparing our financial results with other companies in our industry, many of which present similar Non-GAAP financial measures to investors. In addition, we believe that these Non-GAAP financial measures are useful to investors because they allow for greater transparency into the indicators used as a basis for our internal budgeting and operational decision making.

For the years ended December 31, 2015 and 2014, Non-GAAP income from operations is determined by taking U.S. GAAP income (loss) from operations and adding back stock-based compensation expense, employer payroll taxes on stock transactions, amortization of intangible assets and contingent consideration adjustments. Non-GAAP net income is determined by taking U.S. GAAP income (loss) before income taxes and adding back stock-based compensation expense, employer payroll taxes on stock transactions, amortization of intangible assets and contingent consideration adjustments and the result is tax affected at an estimated long-term effective tax rate of 30%. We believe that the effective tax rate used in the Non-GAAP net income and related per diluted common share calculations are reasonable estimates of the long-term normalized effective tax rate under our global structure. We believe these adjustments provide useful information to both management and investors due to the following factors:

•	Stock-based compensation. Although stock-based compensation is an important aspect of the compensation of our employees and executives, determining the fair value of the stock-based instruments involves a high degree of judgment and estimation and the expense recorded may bear little resemblance to the actual value realized upon the future exercise or termination of the related stock-based awards. Furthermore, unlike cash compensation, the value of stock-based compensation is determined using a complex formula that incorporates factors, such as market volatility, that are beyond our control. We believe it is useful to exclude stock-based compensation in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies.

•	Employer payroll taxes on stock transactions. The amount of employer payroll taxes on stock transactions is dependent on our stock price and other factors that are beyond our control and which we believe do not correlate to the operation of our business.

•	Amortization of intangible assets. A portion of the purchase price of our business combinations is generally allocated to intangible assets, such as intellectual property, and is subject to amortization. However, we do not acquire businesses on a predictable cycle. Additionally, the amount of an acquisition’s purchase price allocated to intangible assets and the term of its related amortization can vary significantly and are unique to each acquisition. Therefore, we believe that the presentation of Non-GAAP financial measures that adjust for the amortization of intangible assets provides investors and others with a consistent basis for comparison across accounting periods.

•

Contingent consideration adjustments. We periodically enter into business combinations which may contain contingent consideration arrangements. At each reporting date, we measure these contingent consideration liabilities at fair value until the contingencies are resolved. During the year ended

December 31, 2015 and 2014, a charge of approximately $2.5 million and $0.2 million, respectively, was recorded related to changes in the fair value of contingent consideration liabilities and is included in our consolidated statement of operations. We believe that these costs are generally non-recurring and do not correlate to the ongoing operation of our business.

The following is a reconciliation of Non-GAAP income from operations, Non-GAAP net income and Non-GAAP net income per common share to the most comparable U.S. GAAP measure for the periods indicated (in thousands, except share and per share data):

	Year Ended December 31,
	2015	2014
	(unaudited)
Reconciliation of Non-GAAP Income from Operations:
GAAP loss from operations	$(11,635)	$(8,876)
Stock-based compensation expense	39,637	36,032
Employer payroll taxes on stock transactions	2,758	2,493
Amortization of intangibles	3,789	3,029
Contingent consideration adjustments	2,533	170

Non-GAAP income from operations	$37,082	$32,848

Reconciliation of Non-GAAP Net Income:
GAAP net loss	$(36,491)	$(24,631)
Stock-based compensation expense	39,637	36,032
Employer payroll taxes on stock transactions	2,758	2,493
Amortization of intangibles	3,789	3,029
Contingent consideration adjustment	2,533	170
Income tax adjustment (1)	8,965	4,622

Non-GAAP net income	$21,191	$21,715

Reconciliation of Non-GAAP Income per Share:
Non-GAAP net income per common share — basic	$0.23	$0.24

Non-GAAP net income per common share — diluted	$0.23	$0.24

GAAP net loss per common share — basic and diluted	$(0.40)	$(0.27)

Non-GAAP weighted average number of common shares outstanding — basic	92,126,182	89,886,403

Non-GAAP weighted average number of common shares outstanding — diluted	93,903,467	90,848,678

GAAP weighted average number of common shares outstanding — basic and diluted	92,126,182	89,886,403

(1)	Income tax adjustment is used to adjust the U.S. GAAP income tax expense to a Non-GAAP income tax expense by taking U.S. GAAP income (loss) before income taxes and adding back stock-based compensation expense, employer payroll taxes on stock transactions, the amortization of intangible assets and contingent consideration adjustments and applying an estimated long-term effective tax rate of 30%.

The following table reflects the impact of changes in foreign currency exchange rates from the prior year periods on the reported amounts of total revenue for the years ended December 31, 2015, 2014 and 2013. To determine the revenue growth rates on a constant currency basis for the years ended December 31, 2015, 2014 and 2013, revenue from entities reporting in foreign currencies was translated into U.S. dollars using the comparable prior year period’s foreign currency exchange rates.

	Year Ended December 31,
	2015	2014	% change
	(unaudited)
Constant currency reconciliation:
Total revenue, as reported	$612,732	$556,797	10%
Estimated impact of foreign currency fluctuations			13%

Total revenue constant currency growth rate			23%

	Year Ended December 31,
	2014	2013	% change
	(unaudited)
Constant currency reconciliation:
Total revenue, as reported	$556,797	$470,450	18%
Estimated impact of foreign currency fluctuations			2%

Total revenue constant currency growth rate			20%

	Year Ended December 31,
	2013	2012	% change
	(unaudited)
Constant currency reconciliation:
Total revenue, as reported	$470,450	$388,537	21%
Estimated impact of foreign currency fluctuations			0%

Total revenue constant currency growth rate			21%

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. We believe that these accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. There were no material changes to our critical accounting policies and use of estimates during the year ended December 31, 2015.

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

Certain of our license arrangements include license remix rights which allow the customer to change or alternate its use of our software products after those products have been delivered to the customer. Under these arrangements, the customer has the right to deploy and use at least one copy of each licensed product, and the cumulative value of all products in use cannot exceed the total license fee. Assuming all other revenue recognition criteria have been met, we recognize revenue under these arrangements upon delivery of the first license key of each product eligible for remix under the arrangement.

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

We also sell software licenses to OEMs who integrate our software products for distribution with their applications. We do not offer any rights to return products sold to OEM’s. The OEM’s end-user customer is licensed to use our software products solely in conjunction with the OEM’s application. In OEM arrangements, license key delivery is required as the basis for revenue recognition. We recognize revenue under its OEM arrangements when (a) persuasive evidence of an arrangement exists, such as a signed contract or purchase order; (b) delivery of the product has occurred and there are no remaining obligations or substantive customer acceptance provisions; (c) the fee is fixed or determinable; and (d) collection of the fee is deemed reasonably assured.

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

Stock-Based Compensation

Our stock-based compensation is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of revenue	$3,469	$2,804	$2,854
Sales and marketing	19,245	17,911	13,374
Research and development	4,264	3,876	3,386
General and administrative	12,659	11,441	9,304

	$39,637	$36,032	$28,918

Common Stock Options and SSARs

For the years ended December 31, 2015, 2014 and 2013, we calculated the fair value of common stock options and SSARs granted using the Black-Scholes pricing model with the following assumptions:

	Year Ended December 31,
	2015	2014	2013
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.4 - 1.8%	1.5 - 1.8%	0.9 - 1.7%
Expected volatility	44.2 - 47.1%	41.8 - 44.9%	46.6 - 47.7%
Expected term (all other grants, in years)	4.97 - 5.34	5.16 - 5.36	5.19 - 6.25

We use the Black-Scholes option-pricing model to value common stock option awards and SSARs. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected term of the stock-based compensation awards and stock price volatility. During the first quarter of 2015, we began to exclusively utilize our own historical stock price volatility to estimate the expected stock price volatility over the expected term as we now believe that we have a sufficient amount of experience as a public company to provide a reasonable basis for the calculation of the expected stock price volatility. For common stock options and SSARs granted prior to the first quarter of 2015, we used blended volatility to estimate expected volatility. Blended volatility included a weighting of our historical volatility from the date of our initial public offering (“IPO”) to the respective grant date and an average of our peer group historical volatility consistent with the expected term of the common stock options. Our peer group volatility included the historical volatility of certain companies that share similar characteristics in terms of revenue size and industry. This change in estimate did not have a material impact on the results of operations for the year ended December 31, 2015. For common stock options granted prior to the third quarter of 2013, we based the expected term on the simplified method. Beginning in the third quarter of 2013, we began using our own historical activity related to common stock option exercises and post-vesting forfeitures in order to estimate the expected term of our common stock option awards, as we now have a sufficient amount of experience to provide a reasonable basis for the calculation of the expected term. The risk-free interest rate used to value common stock option awards is based on the U.S. Treasury yield curve with a remaining term equal to the expected term assumed at the grant date. The assumptions used in calculating the fair value of stock-based compensation awards represent management’s best estimate and involve inherent uncertainties and the application of management judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different in the future.

Following our IPO, we established a policy of using the closing sale price per share of our common stock as quoted on NASDAQ on the date of grant for purposes of determining the exercise price per share of our options to purchase common stock.

For all common stock options and SSARs, we recognize expense over the requisite service period. In addition to the assumptions used to calculate the fair value of the common stock options and SSARs, we are required to estimate the expected forfeiture rate of all stock-based awards and only recognize expense for those awards expected to vest. The estimation of the number of common stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period in which estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class and an analysis of our historical and known forfeitures on existing awards. During the period in which the awards vest, we will record additional expense if the actual forfeiture rate is lower than estimated and a recovery of expense if the actual forfeiture rate is higher than estimated.

As of December 31, 2015, there was approximately $44.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested employee and non-employee director common stock options and SSARs. The remaining cost is expected to be recognized over a weighted-average period of approximately 2.6 years.

Based upon the closing price of our common stock on December 31, 2015 of $31.66, the aggregate intrinsic value of common stock options outstanding as of December 31, 2015 was approximately $70.3 million, of which approximately $53.2 million related to vested common stock options and approximately $17.1 million related to unvested common stock options. Based upon the closing price of our common stock on December 31, 2015 of $31.66, the aggregate intrinsic value of SSARs outstanding as of December 31, 2015 was approximately $0.8 million, of which approximately $0.4 million related to vested SSARs and approximately $0.4 million related to unvested SSARs.

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

As of December 31, 2015, there was approximately $29.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to the unvested restricted stock unit awards. The remaining cost is expected to be recognized over a weighted-average period of approximately 2.9 years.

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

As of December 31, 2015, there was approximately $2.9 million of total unrecognized compensation cost related to unvested MVSSSARs. The remaining cost is expected to be recognized over a weighted-average period of approximately 2.1 years.

Based upon the closing price of our common stock on December 31, 2015 of $31.66, the aggregate intrinsic value of MVSSSARs outstanding as of December 31, 2015 was approximately $4.4 million, of which approximately $0.8 million related to vested MVSSSARs and approximately $3.6 million related to unvested MVSSSARs.

Research and Development Expense for Software Products

Software development costs are generally expensed as incurred until technological feasibility has been established, at which time such costs are capitalized to the extent that the capitalized costs do not exceed the realizable value of such costs, until the product is available for general release to customers. Based on our product development process, technological feasibility is established upon the completion of a working model of the software product that has been tested to be consistent with the product design specifications and that is free of any uncertainties related to high-risk development issues. Costs incurred by us between completion of the working model and the point at which the product is ready for general release have been insignificant. Accordingly, we generally charge all such costs to research and development expense.

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the respective financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. For the year ended December 31, 2015, our tax provision consists principally of foreign current income taxes and approximately $14.7 million of charges related to valuation allowances. For the year ended December 31, 2014, our tax provision consists principally of foreign current income taxes and approximately $8.1 million of charges related to valuation allowances. For the year ended December 31, 2013, our tax provision consists principally of foreign current income taxes and approximately $2.2 million of charges related to valuation allowances.

We continue to assess the realizability of our deferred tax assets. In assessing the realizability of these deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will be realized in the near term. We establish valuation allowances when necessary to reduce deferred tax assets to the amounts expected to be realized. The factors used to assess the likelihood of realization include our latest forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. As of December 31, 2015 and 2014, our deferred tax assets had a valuation allowance of approximately $36.2 million and approximately $22.0 million, respectively, as a result of the unrealizability of those assets.

As of December 31, 2015, we have approximately $7.1 million of U.S. federal net operating loss carry forwards, approximately $27.5 million of state net operating loss carry forwards and approximately $56.0 million of foreign net operating loss carry forwards. The majority of these foreign net operating losses carry forward indefinitely. The net operating loss in the U.S. will expire, if unused, in 2031. In addition, we have approximately $2.4 million of federal tax credits that will expire, if unused, between 2017 and 2020 and approximately $0.7 million of federal credits that do not expire.

Utilization of U.S. federal and state net operating loss carry forwards may be subject to limitations under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that may have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss carry forwards that can be utilized annually to offset future taxable income. We have not completed a study to assess whether ownership changes have occurred. In addition, there could be additional ownership changes in the future which may result in additional limitations of these net operating loss carry forwards.

In addition to the aforementioned net operating loss carry forwards, we have approximately $100.5 million in cumulative income tax deductions from the exercise of common stock options and the vesting of restricted stock units, which have expiration periods beginning in 2030 through 2033. The income tax benefit for these carryforwards will be recorded in additional paid-in-capital when realized. Since we were able to reduce actual cash income taxes for U.S. federal and state purposes and in certain foreign jurisdictions, the realization of approximately $10.9 million, $6.4 million and $4.0 million of income tax savings was recognized as a benefit to additional paid-in-capital during the years ended December 31, 2015, 2014 and 2013, respectively.

We use a more-likely-than-not recognition threshold based on the technical merits of tax positions taken. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more-likely-than-not to be realized upon ultimate settlement in the financial statements. We recognize interest and penalties related to income tax matters in the provision for income taxes. As of December 31, 2015 and 2014, our reserve for uncertain tax positions was approximately $1.5 million.

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

We expect the earnings of our foreign subsidiaries will continue to be reinvested indefinitely. Accordingly, at December 31, 2015, no provision has been made for U.S. federal and state income taxes of these foreign earnings of approximately $26.3 million. Upon distribution of these earnings, in the form of dividends or otherwise, we may be subject to U.S. income taxes and foreign withholding taxes. The determination of the amount of unrecognized deferred U.S. income tax liability on these earnings is not practicable because of the complexities with the hypothetical calculations.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2015 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

	Payment Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Thereafter
Operating lease obligations	$75,755	$17,735	$30,167	$16,631	$11,222
Other obligations	12,131	11,668	463	—	—

Total contractual obligations	$87,886	$29,403	$30,630	$16,631	$11,222

We generally do not enter into long-term minimum purchase commitments. Our principal commitments consist of obligations under facility leases for office space.

In June 2012, we entered into a software licensing agreement with a third party vendor. The minimum term of the agreement continues through June 30, 2017. As of December 31, 2015, we made payments of approximately $6.1 million pursuant to the agreement. As of December 31, 2015, payments totaling approximately $1.8 million are payable under this software licensing agreement through December 2016. In December 2013, we entered into another software licensing agreement with a third party vendor. The minimum term of the agreement continues through January 14, 2017. As of December 31, 2015, we made payments of approximately $8.2 million pursuant to the agreement. As of December 31, 2015, payments totaling approximately $3.7 million are payable under this software licensing agreement through January 2017. These amounts under both software licensing agreements are included in “other obligations” in the table above.

We have obligations related to unrecognized tax benefit liabilities totaling approximately $1.5 million, which have been excluded from the tables above as we do not think it is practicable to make reliable estimates of the periods in which payment for these obligations will be made. However, the following table estimates when these obligations will expire. See Note 7 of our notes to the consolidated financial statements (in thousands).

	Expiration by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Thereafter
Unrecognized Tax Benefit Liabilities	$1,461	$—	$120	$423	$918

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP. The guidance was originally effective for annual reporting periods beginning after December 15, 2016, and interim periods therein. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (ASU 2015-14), which deferred the effective date to annual reporting periods beginning after December 15, 2017. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. ASU 2014-09 can be adopted using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. We are currently evaluating the impact of adopting ASU 2014-09 on our consolidated financial statements and have not yet selected a transition method, nor have we determined the effect of the standard on our ongoing financial reporting.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective beginning in the first quarter of 2016 with early adoption permitted. We adopted ASU 2014-15 during the third quarter of 2015, and the adoption of this standard did not have a material impact on our consolidated financial statements.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16), to simplify the accounting for adjustments made to provisional amounts recognized in a business combination and eliminate the requirement to retrospectively account for those adjustments. ASU 2015-16 is effective for annual reporting periods beginning after December 15, 2015, and interim periods therein, with early adoption permitted for financial statements that have not been issued. We adopted ASU 2015-16 during the third quarter of 2015, and the adoption of this standard did not have a material impact on our consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), requiring that all deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2016, and interim periods, with early adoption permitted for financial statements that have not been issued. We retrospectively adopted ASU 2015-17 during the fourth quarter of 2015, which resulted in the reclassification of approximately $2.1 million from current deferred tax assets to non-current on the consolidated balance sheet as of December 31, 2014. Other than this reclassification, the adoption of this standard did not have a material impact on our consolidated financial statements.

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

Interest Rate Sensitivity

We had cash and cash equivalents of approximately $320.1 million at December 31, 2015 and approximately $244.0 million at December 31, 2014. We held these amounts in cash or money market funds.

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

Foreign Exchange Risk

We market our products in the Americas, Europe, the Asia-Pacific Regions, the Middle East and Africa and largely develop our products in Europe and the U.S. As a result of our business activities in foreign countries, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that foreign currency exchange rate fluctuations will not harm our business in the future. We sell our products in certain countries in the local currency of the respective country. There is a risk that we will have to adjust local currency product pricing due to the competitive pressure when there has been significant volatility in foreign exchange rates. In addition, a vast majority of our product development activities are principally based at our facility in Lund, Sweden. This provides some natural hedging because most of our subsidiaries’ operating expenses are denominated in their local currencies. Regardless of this natural hedging, our results of operations may be adversely impacted by the foreign exchange rate fluctuation. We will continue to monitor our exposure to foreign currency fluctuations and, at times, we may use financial hedging techniques to minimize the effect of these fluctuations. We may choose not to continue to hedge certain foreign exchange exposure for a variety of reasons, including accounting considerations and the prohibitive economic cost of hedging particular exposure.

During the year ended December 31, 2014, we began using derivative instruments, specifically, short-term foreign currency forward contracts to hedge certain exposures to fluctuations in foreign currency exchange rates. We use these short-term foreign currency forward contracts to manage foreign currency exchange rate risks related to certain intercompany borrowings and certain contingent consideration liabilities that are utilized to fund operations. We execute these short-term foreign currency forward contracts with financial institutions that hold an investment grade credit rating. These short-term foreign currency forward contracts do not meet the requirements for hedge accounting, and are recorded on our consolidated balance sheet as either an asset or liability measured at fair value at the balance sheet date.

As of December 31, 2015, we had two short-term foreign currency forward contracts outstanding. As of December 31, 2015, the net unrealized gain on our short-term foreign currency forward contracts was approximately $0.1 million and is recorded within other current assets on the consolidated balance sheet. As of December 31, 2014, we had one short-term foreign currency forward contract outstanding. As of December 31, 2014, the unrealized loss on our short-term foreign currency forward contract was approximately $0.9 million and was recorded within accrued expenses on the consolidated balance sheet.

For the year ended December 31, 2015, the consolidated statement of operations reflects a net gain of approximately $5.2 million, within foreign exchange loss, net, related to short-term foreign currency forward contracts. For the year ended December 31, 2014, the consolidated statement of operations reflects a net gain of approximately $9.4 million, within foreign exchange losses, net, related to short-term foreign currency forward contracts. During the year ended December 31, 2013, there was no gain or loss in the consolidated statement of operations related to short-term foreign currency forward contracts. Cash flows received or paid in connection with the settlement of short-term foreign currency forward contracts are included in cash flows from operating activities in the period in which the short-term foreign currency forward contracts are settled.

Foreign exchange risk exposures arise from transactions denominated in a currency other than our functional currency and from foreign denominated revenue and profit translated into U.S. dollars. Approximately 66% of our revenues for the year ended December 31, 2015 were earned in foreign denominated currencies other than the U.S. dollar. Approximately 69% of our revenues for the year ended December 31, 2014 were earned in foreign denominated currencies other than the U.S. dollar. Approximately 70% of our revenues for the years ended December 31, 2013 were earned in foreign denominated currencies other than the U.S. dollar. The principal foreign currencies in which we conduct business are the euro, the Swedish kronor and the British pound. The translation of currencies in which we operate into the U.S. dollar may affect consolidated revenues and gross profit margins as expressed in U.S. dollars. We seek to manage our foreign exchange risk in part through operational means, including managing same-currency revenues in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, changes in those currencies relative to the U.S. dollar will impact our revenues and expenses. If the U.S. dollar weakens against a specific foreign currency, our revenues will increase having a positive impact on net income, and our overall expenses will increase, having a negative impact on net income. Likewise, if the U.S. dollar strengthens against a specific foreign currency, our revenues will decrease having a negative impact on net income, and our overall expenses will decrease, having a positive impact on net income. Therefore, significant shifts in foreign currencies can impact our short-term results, as well as our long-term forecasts and targets.

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

(a)	Evaluation of Disclosure and Control Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and

15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

(b)	Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. GAAP, as of December 31, 2015.

Ernst & Young LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting which is included below.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2015, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders of Qlik Technologies Inc.:

We have audited Qlik Technologies Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). Qlik Technologies Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Qlik Technologies Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Qlik Technologies Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania

February 26, 2016

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below and in Part 1, Item 1 of this Annual Report on Form 10-K entitled “Executive Officers of the Registrant”, the information required by this Item is incorporated by reference from our proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015.

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

The information required by this item is incorporated by reference from the information in our proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Other than with respect to the Securities Authorized for Issuance under Equity Compensation Plans below, the information required by this item is incorporated by reference from the information in our proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information regarding our equity compensation plans in effect as of December 31, 2015:

Plan Category	Number of Securities to be Issued Under Equity Compensation Plans		Weighted-Average Exercise Price Under Equity Compensation Plans		Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	10,677,288	(1)	$21.86	(2)	4,673,614	(3)
Equity compensation plans not approved by security holders	—		—		—

Total	10,677,288	(1)	$21.86	(2)	4,673,614	(3)

(1)	Includes 8,297,291 shares of common stock issuable upon exercise of common stock options, 26,585 shares of common stock issuable upon the exercise of SSARs, 1,333,182 shares of common stock issuable upon vesting of restricted stock units and 137,333 shares of common stock issuable upon the exercise of MVSSSARs under the 2010 Equity Incentive Plan. Includes 570,523 shares of common stock issuable upon exercise of common stock options under the 2007 Equity Incentive Plan. Includes 312,374 shares of common stock issuable upon exercise of common stock options under the 2004 Equity Incentive Plan.
(2)	Does not take into account restricted stock units, which have no exercise price.
(3)	On January 1 of each year, the number of shares reserved under the 2010 Equity Incentive Plan is automatically increased by 3.75% of the total number of shares of common stock that are outstanding at that time, or, if less, by 3,300,000 shares (or such lesser number as may be approved by the Company’s board of directors). In February 2016, the Board of Directors approved an increase to the number of shares of common stock available for issuance under the 2010 Equity Incentive Plan of 3,300,000 shares effective January 2016. These shares are not included in the table above.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information in our proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information in our proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on February 26, 2016.

QLIK TECHNOLOGIES INC.

By:	/s/ LARS BJÖRK
Lars Björk
President, Chief Executive Officer, and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ LARS BJÖRK Lars Björk	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 26, 2016

/s/ TIMOTHY MACCARRICK Timothy MacCarrick	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 26, 2016

/s/ DENNIS JOHNSON Dennis Johnson	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2016

/s/ BRUCE GOLDEN Bruce Golden	Chairman of the Board	February 26, 2016

/s/ JOHN GAVIN, JR. John Gavin, Jr.	Director	February 26, 2016

/s/ DEBORAH HOPKINS Deborah Hopkins	Director	February 26, 2016

/s/ ALEXANDER OTT Alexander Ott	Director	February 26, 2016

/s/ STEFFAN TOMLINSON Steffan Tomlinson	Director	February 26, 2016

/s/ PAUL WAHL Paul Wahl	Director	February 26, 2016

Report of Independent Registered Public Accounting Firm

on the Consolidated Financial Statements

The Board of Directors and Stockholders of Qlik Technologies Inc.:

We have audited the accompanying consolidated balance sheets of Qlik Technologies Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Qlik Technologies Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Qlik Technologies Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania

February 26, 2016

QLIK TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$320,058	$244,018
Accounts receivable, net	236,717	203,766
Prepaid expenses and other current assets	17,740	19,901

Total current assets	574,515	467,685

Property and equipment, net	31,404	26,455
Intangible assets, net	14,316	21,195
Goodwill	37,366	38,702
Deferred income taxes	5,252	5,029
Deposits and other noncurrent assets	3,743	2,835

Total assets	$666,596	$561,901

Liabilities and stockholders’ equity
Current liabilities:
Income taxes payable	$—	$2,139
Accounts payable	6,785	6,887
Deferred revenue	172,121	127,565
Accrued payroll and other related costs	63,108	53,674
Accrued expenses	43,317	40,712

Total current liabilities	285,331	230,977

Long-term liabilities:
Deferred revenue	8,290	4,564
Deferred income taxes	2,048	3,446
Other long-term liabilities	9,132	14,422

Total liabilities	304,801	253,409

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 authorized, none issued and outstanding at December 31, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized; 93,165,286 issued and outstanding at December 31, 2015 and 90,852,434 issued and outstanding at December 31, 2014	9	9
Additional paid-in-capital	419,262	327,419
Accumulated deficit	(58,085)	(21,594)
Accumulated other comprehensive income	609	2,658

Total stockholders’ equity	361,795	308,492

Total liabilities and stockholders’ equity	$666,596	$561,901

QLIK TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013
Revenue:
License revenue	$326,984	$300,888	$270,769
Maintenance revenue	229,503	203,550	160,552
Professional services revenue	56,245	52,359	39,129

Total revenue	612,732	556,797	470,450

Cost of revenue:
License revenue	12,215	8,196	7,345
Maintenance revenue	11,693	11,363	10,585
Professional services revenue	66,687	55,903	43,893

Total cost of revenue	90,595	75,462	61,823

Gross profit	522,137	481,335	408,627

Operating expenses:
Sales and marketing	347,369	308,375	255,010
Research and development	74,813	72,636	60,400
General and administrative	111,590	109,200	89,795

Total operating expenses	533,772	490,211	405,205

Income (loss) from operations	(11,635)	(8,876)	3,422

Other expense, net
Interest income, net	128	147	231
Foreign exchange loss, net	(6,937)	(1,973)	(2,753)

Total other expense, net	(6,809)	(1,826)	(2,522)

Income (loss) before income taxes	(18,444)	(10,702)	900
Income tax expense	(18,047)	(13,929)	(10,879)

Net loss	$(36,491)	$(24,631)	$(9,979)

Net loss per common share:
Basic and diluted	$(0.40)	$(0.27)	$(0.11)

Weighted average number of common shares:
Basic and diluted	92,126,182	89,886,403	87,702,222

QLIK TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(36,491)	$(24,631)	$(9,979)
Foreign currency translation gain (loss)	(2,049)	(755)	490

Comprehensive loss.	$(38,540)	$(25,386)	$(9,489)

QLIK TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Stockholders’ Equity
	Common		Additional Paid- in- Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at January 1, 2013	86,286,292	$9	$209,614	$13,016	$2,923	$225,562

Exercise of common stock options	2,572,273	—	23,132	—	—	23,132
Vesting of restricted stock units	93,842	—	—	—	—	—
Exercise of MVSSSARs	36,684	—	—	—	—	—
Stock-based compensation expense	—	—	28,918	—	—	28,918
Excess tax benefit from stock-based compensation	—	—	4,047	—	—	4,047
Net loss	—	—	—	(9,979)	—	(9,979)
Foreign currency translation adjustment	—	—	—	—	490	490

Balance at December 31, 2013	88,989,091	$9	$265,711	$3,037	$3,413	$272,170

Exercise of common stock options	1,665,625	—	19,239	—	—	19,239
Vesting of restricted stock units	159,566	—	—	—	—	—
Exercise of MVSSSARs	38,152	—	—	—	—	—
Stock-based compensation expense	—	—	36,032	—	—	36,032
Excess tax benefit from stock-based compensation	—	—	6,437	—	—	6,437
Net loss	—	—	—	(24,631)	—	(24,631)
Foreign currency translation adjustment	—	—	—	—	(755)	(755)

Balance at December 31, 2014	90,852,434	$9	$327,419	$(21,594)	$2,658	$308,492

Exercise of common stock options	1,820,100	—	41,269	—	—	41,269
Vesting of restricted stock units	367,826	—	—	—	—	—
Exercise of MVSSSARs	123,251	—	—	—	—	—
Exercise of SSARs	1,675	—	—	—	—	—
Stock-based compensation expense	—	—	39,637	—	—	39,637
Excess tax benefit from stock-based compensation	—	—	10,937	—	—	10,937
Net loss	—	—	—	(36,491)	—	(36,491)
Foreign currency translation adjustment	—	—	—	—	(2,049)	(2,049)

Balance at December 31, 2015	93,165,286	$9	$419,262	$(58,085)	$609	$361,795

QLIK TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net loss	$(36,491)	$(24,631)	$(9,979)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,290	11,731	8,228
Stock-based compensation expense	39,637	36,032	28,918
Excess tax benefit from stock-based compensation	(10,937)	(6,437)	(4,047)
Unrealized foreign currency loss, net	9,866	14,189	1,818
Other non-cash items	1,075	(723)	(1,301)
Changes in assets and liabilities:
Accounts receivable	(46,085)	(51,450)	(18,667)
Prepaid expenses and other assets	771	(6,024)	(2,059)
Deferred revenue	56,091	37,669	15,625
Accrued expenses and other liabilities	30,347	25,242	11,189

Net cash provided by operating activities	59,564	35,598	29,725

Cash flows from investing activities
Acquisitions, net of cash acquired	(2,842)	(17,245)	(13,351)
Capital expenditures	(15,121)	(13,020)	(9,639)

Net cash used in investing activities	(17,963)	(30,265)	(22,990)

Cash flows from financing activities
Proceeds from exercise of common stock options	41,269	19,239	23,132
Excess tax benefit on stock-based compensation	10,937	6,437	4,047
Payments on contingent consideration	(5,294)	(2,168)	(1,456)
Deferred payments related to acquisition	(2,133)	—	—
Payments on line of credit, net	—	(132)	(1)

Net cash provided by financing activities	44,779	23,376	25,722
Effect of exchange rates on cash	(10,340)	(12,384)	(567)

Net increase in cash and cash equivalents	76,040	16,325	31,890
Cash and cash equivalents, beginning of period	244,018	227,693	195,803

Cash and cash equivalents, end of period	$320,058	$244,018	$227,693

Supplemental cash flow information:
Cash paid during the period for income taxes	$9,946	$11,071	$10,505

Non-cash investing activities:
Tenant improvement allowance received under operating lease	$1,947	$1,863	$91

QLIK TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

Qlik Technologies Inc. (“We”, “Qlik” or the “Company”) has pioneered powerful, user-driven business intelligence (“BI”) solutions that enable its customers to make better, faster and more informed business decisions, wherever they are. The Company’s software products help people create and share insights and analysis in groups and across organizations. Business users can explore data, ask and answer their own stream of questions and follow their own path to insight or collaboration across teams and organizations. Through its wholly owned subsidiaries, the Company sells software solutions that are powered by the Company’s in-memory engine which maintains associations in data and calculates aggregations rapidly as business users interact with the Company’s software. The Company’s software products are designed to give customers significant improvements in usability, flexibility and performance at lower costs compared to traditional BI solutions.

(2)	Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated. Prior year amounts have been reclassified where appropriate to conform to the current year classification for comparative purposes. In addition, the Company’s consolidated balance sheets as of December 31, 2015 and 2014 include the effects of the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), requiring all deferred tax assets and liabilities and any related valuation allowance to be classified as non-current on the Company’s consolidated balance sheets.

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

The Company evaluates its estimates, including those related to the accounts receivable allowance, useful lives of long-lived assets, the recoverability of goodwill and other intangible assets, assessing fair values of assets and liabilities acquired in and contingent consideration related to business acquisitions and assumptions used for the purpose of determining stock-based compensation expense and income taxes, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying value of assets and liabilities as well as reported revenues and expenses during the periods presented.

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

Accounts Receivable

The Company makes estimates regarding the collectability of its accounts receivable. When the Company evaluates the adequacy of its allowance for doubtful accounts, it considers multiple factors, including historical write-off experience, the need for specific customer reserves, the aging of receivables, customer creditworthiness and changes in customer payment cycles. If any of the factors used to calculate the allowance for doubtful accounts change, or if the allowance does not reflect the Company’s future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and future results of operations could be materially affected. Once the outstanding receivable is determined to be uncollectible and all efforts at collection have been exhausted, the outstanding receivable is written-off.

The following table summarizes the changes in the Company’s allowance for doubtful accounts for the period indicated (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance at the beginning of the period	$1,783	$1,442	$704
Amounts to expense	2,054	1,545	1,829
Accounts written off	(2,343)	(1,204)	(1,091)

Balance at the end of the period	$1,494	$1,783	$1,442

Concentration of Market Risk

The Company is exposed to certain financial risks, including fluctuations in foreign currency exchange rates and interest rates. The Company manages its exposure to these market risks through internally established policies and procedures. The Company’s policies do not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. The Company does not use financial instruments for trading purposes and the Company is not a party to any leveraged derivatives. The Company monitors its underlying market risk exposures on an ongoing basis and, where appropriate, uses hedging strategies to mitigate these risks.

During the years ended December 31, 2015 and 2014, the Company used derivative instruments, specifically, short-term foreign currency forward contracts to hedge certain exposures to fluctuations in foreign currency exchange rates. The Company uses these short-term foreign currency forward contracts to manage foreign currency exchange rate risks related to certain intercompany borrowings and certain contingent consideration liabilities. The Company executes these short-term foreign currency forward contracts with financial institutions that hold an investment grade credit rating. These short-term foreign currency forward contracts do not meet the requirements for hedge accounting and are recorded on the Company’s consolidated balance sheet as either an asset or liability measured at their fair value as of the reporting date.

As of December 31, 2015, the Company had two short-term foreign currency forward contracts outstanding (see Note 5). As of December 31, 2015, the unrealized gain on the Company’s short-term foreign currency forward contracts were approximately $0.1 million and is recorded within other current assets on the consolidated balance sheet. As of December 31, 2014, the Company had one short-term foreign currency forward contract outstanding. At December 31, 2014, the unrealized loss on the Company’s short-term foreign currency forward contract was approximately $0.9 million and was recorded within accrued expenses on the consolidated balance sheet.

For the year ended December 31, 2015, the consolidated statement of operations reflects a net gain of approximately $5.2 million, within foreign exchange loss, net, related to short-term foreign currency forward contracts. For the year ended December 31, 2014, the consolidated statement of operations reflects a net gain of approximately $9.4 million, within foreign exchange loss, net, related to short-term foreign currency forward contracts. During the year ended December 31, 2013, there was no gain or loss in the consolidated statement of operations related to short-term foreign currency forward contracts. Cash flows received or paid in connection with the settlement of short-term foreign currency forward contracts are included in cash flows from operating activities in the period in which the short-term foreign currency forward contracts are settled.

The Company does not believe its business is substantially dependent on any particular customer as no customer represented more than 2% of its revenue in 2015, 2014 or 2013. The Company’s target markets are not confined to certain industries and geographies as it is focused on providing a solution that generally meets the needs of all business users. As of December 31, 2015, the Company’s global partner network was comprised of more than 1,700 partners in over 100 countries. No individual partner represented more than 2% of the Company’s revenues in the fiscal years ended December 31, 2015, 2014 or 2013.

Concentration of Credit Risk

The Company’s principal financial instruments subject to potential concentration of credit risk are cash and cash equivalents and accounts receivable, which are unsecured. The Company’s cash and cash equivalents are maintained at various financial institutions across multiple geographies. Deposits held with banks may at times exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, management believes they bear minimal risk. Concentration of credit risk with respect to trade accounts receivables is generally limited by a large customer base and its geographic dispersion. The Company believes it has a diverse customer base consisting of Fortune 500 corporations, universities, large international companies and other smaller businesses. As of and for the years ended December 31, 2015, 2014 and 2013, there were no significant concentrations with respect to the Company’s consolidated revenue or accounts receivable.

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

Long-lived Assets

The Company considers whether indicators of impairment of long-lived assets held for use, including identified intangible assets, are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amount, and if so, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their fair value. No circumstances or events indicated impairment to long-lived assets during the years ended December 31, 2015, 2014 or 2013.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets acquired. The Company tests goodwill for impairment annually on October 1, or whenever events or changes in circumstances indicate an impairment. The guidance for goodwill requires impairment testing based on reporting units. The Company periodically evaluates its business and has determined that it continues to operate in one segment, which it considers its sole reporting unit. If it is determined that an impairment has occurred, the Company will record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. Although the Company believes goodwill is appropriately stated in the consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance. There was no impairment during the fiscal years ended December 31, 2015, 2014 or 2013.

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

Deferred Revenue

Deferred revenue consists of billings or payments received in advance of revenue recognition primarily from the Company’s maintenance agreements described above and is recognized as the revenue recognition criteria are met. The Company generally invoices its customers in annual installments; however, in limited instances, some customers are invoiced on a multi-year basis. Accordingly, the deferred revenue balance at any point in time does not represent the total contract value of annual or multi-year maintenance agreements.

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

Research and Development

Software development costs are generally expensed as incurred until technological feasibility has been established, at which time such costs are capitalized to the extent that the capitalized costs do not exceed the realizable value of such costs, until the product is available for general release to customers. Based on the Company’s product development process, technological feasibility is established upon the completion of a working model of the software product that has been tested to be consistent with the product design specifications and that is free of any uncertainties related to high-risk development issues. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant. Accordingly, the Company has charged all such costs to research and development expense in the accompanying consolidated statements of operations.

Advertising

Advertising costs are charged to operations as incurred and include advertising, direct marketing, marketing events, public relations, sales collateral materials and partner marketing programs. Advertising expense was approximately $36.2 million, $27.5 million and $22.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Stock-Based Compensation

The Company recognizes the cost of stock-based compensation based on the fair value of those awards at the date of grant and amortizes the cost over the requisite service period. The Company uses the Black-Scholes-Merton (“Black-Scholes”) option pricing model to determine the fair value of common stock option awards and Stock-settled Stock Appreciation Rights (“SSARs”). The fair value of a restricted stock unit is determined by using the closing price of the Company’s common stock on the date of grant. The fair value of Maximum Value Stock-settled Stock Appreciation Rights (“MVSSSARs”) is determined by utilizing a lattice model under the option-pricing method. Stock-based compensation plans, related expenses and assumptions used in the Black-Scholes option-pricing model and the lattice model under the option-pricing method are more fully described in Note 11 to these consolidated financial statements. Stock-based compensation expense is recorded within cost of revenue, sales and marketing, research and development and general and administrative expenses in the consolidated statements of operations.

The following table sets forth the total stock-based compensation expense included in the consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of revenue	$3,469	$2,804	$2,854
Sales and marketing	19,245	17,911	13,374
Research and development	4,264	3,876	3,386
General and administrative	12,659	11,441	9,304

	$39,637	$36,032	$28,918

Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except share and per share data):

	Year Ended December 31,
	2015	2014	2013
Basic and diluted net loss per common share calculation:
Net loss	$(36,491)	$(24,631)	$(9,979)
Weighted average common shares outstanding:
Basic and diluted	92,126,182	89,886,403	87,702,222
Net loss per common share:
Basic and diluted	$(0.40)	$(0.27)	$(0.11)

Diluted net loss per common share for the periods presented does not reflect the potential issuance of common shares underlying the following securities as the effect would be anti-dilutive:

	Year Ended December 31,
	2015	2014	2013
Common stock options	9,180,188	9,820,583	9,796,816
SSARs	26,585	23,331	—
Restricted stock units	1,333,182	1,014,914	372,452
MVSSSARs	137,333	218,193	106,457

Total	10,677,288	11,077,021	10,275,725

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or consolidated results of operations upon adoption.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP. The guidance was originally effective for annual reporting periods beginning after December 15, 2016, and interim periods therein. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (ASU 2015-14), which deferred the effective date to annual reporting periods beginning after December 15, 2017. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. ASU 2014-09 can be adopted using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. The Company is currently evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements and has not yet selected a transition method, nor has it determined the effect of the standard on its ongoing financial reporting.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17), requiring that all deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2016, and interim periods, with early adoption permitted for financial statements that have not been issued. The Company retrospectively adopted ASU 2015-17 during the fourth quarter of 2015, which resulted in the reclassification of approximately $2.1 million from current deferred tax assets to non-current on the consolidated balance sheet as of December 31, 2014. Other than this reclassification, the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

(3)	Acquisitions

Vizubi

On December 23, 2014, the Company acquired all of the outstanding shares of Vizubi Software S.r.l., an Italian company, and all of the outstanding shares of Vizubi, Inc., a U.S. corporation (collectively “Vizubi”). Vizubi’s NPrinting product allows organizations to create visually-appealing reports with drag-and-drop simplicity, in a variety of popular formats, using data and analytics from QlikView. The Company purchased Vizubi for a total maximum purchase price of approximately $21.3 million. The Company paid approximately $6.8 million to the former Vizubi shareholders at closing. In addition, the purchase price included approximately $2.7 million of deferred payments related to a working capital adjustment that was paid in the second quarter of 2015. The total maximum purchase price also included approximately $11.7 million of contingent consideration payable upon the achievement of certain product development milestones and financial targets as set forth in the purchase agreement governing the transaction. At the purchase date, the Company estimated the fair value of the contingent consideration at approximately $9.0 million, and therefore, this amount was included in the purchase price. The contingent consideration is payable at various intervals through December 31, 2017. The results of operations and financial position of Vizubi are included in the Company’s consolidated financial statements from and after the date of acquisition. The inclusion of Vizubi did not have a material impact on the Company’s consolidated financial results for the years ended December 31, 2015 and 2014.

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

During the year ended December 31, 2015, the Company finalized its purchase price allocation for the acquisition which resulted in an adjustment to finite-lived intangible assets from approximately $9.6 million as of December 31, 2014 to approximately $7.8 million at December 31, 2015, of which the Company estimated approximately $4.9 million was related to developed technology and approximately $2.9 million was related to customer relationships. The value assigned to Vizubi’s developed technology was determined by applying the relief-from-royalty method under the income approach. Under this method, the value of the developed technology is based on the application of a royalty rate to forecasted revenue under the developed technology. The identified finite intangible assets will be amortized over their estimated useful life. The fair value of the contingent consideration was determined using a discounted cash flow model. Under this model, the fair value of the contingent consideration is a function of the probability of achieving the milestones, the estimated achievement date of the milestones and the discount rate that reflects the level of risk associated with the liability. After allocating the purchase price to the assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, the Company recorded goodwill of approximately $11.1 million related to this acquisition. Goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. The Company believes the goodwill related to the acquisition was a result of the expected synergies to be realized from combining operations and is not deductible unless an election is made for income tax purposes. During the year ended December 31, 2015, the Company finalized its purchase price allocation which increased goodwill by approximately $0.9 million, primarily as a result of the decrease in finite-lived intangible assets of approximately $1.7 million and a decrease in the assumed deferred income tax liabilities of approximately $0.5 million, as well as approximately $0.3 million of other adjustments.

During the year ended December 31, 2015, the Company recorded a charge of approximately $2.5 million to mark the contingent consideration liability to its estimated fair value at December 31, 2015. During the fourth quarter of 2015, the fair value of the contingent consideration increased approximately $2.1 million primarily driven by an increase in the probability of certain financial targets being achieved earlier than previously projected based upon Vizubi’s recent performance. In addition, during the year ended December 31, 2015, the Company paid approximately $4.9 million of contingent consideration liabilities for the achievement of certain product development milestones and financial targets. As of December 31, 2015, the estimated remaining fair value of the contingent consideration was approximately $6.6 million.

DataMarket

On October 21, 2014, the Company acquired all of the outstanding shares of DataMarket ehf. (“DataMarket”), an Icelandic company. DataMarket specializes in the provisioning of data for analysis. The Company purchased DataMarket for a total maximum purchase price of approximately $13.3 million. The Company paid approximately $11.5 million to the former DataMarket shareholders at closing. In addition, the purchase price included approximately $0.1 million of deferred payments related to an asset value holdback, which was paid in the first quarter of 2015. The total maximum purchase price also includes approximately $1.7 million of contingent consideration payable upon the achievement of certain product development milestones and financial targets as set forth in the purchase agreement governing the transaction. At the purchase date, the Company estimated the fair value of the contingent consideration at approximately $1.6 million, and therefore, this amount was included in the purchase price. The contingent consideration is payable at various intervals through September 30, 2017. The results of operations and financial position of DataMarket are included in the Company’s consolidated financial statements from and after the date of acquisition. The inclusion of DataMarket did not have a material impact on the Company’s consolidated financial results for the years ended December 31, 2015 and 2014.

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

During the first quarter of 2015, the Company finalized the purchase price allocation including the valuation of assets acquired, intangible assets acquired, liabilities assumed and deferred income taxes assumed, related to the acquisition, and there were no significant changes from the preliminary purchase price allocation.

During the year ended December 31, 2015, the Company recorded a de minimus charge related to the changes in the fair value of the contingent consideration liability. During the year ended December 31, 2015, the Company paid approximately $0.6 million of contingent consideration liabilities for the achievement of certain product development milestones. As of December 31, 2015, the estimated remaining fair value of the contingent consideration was approximately $1.0 million.

(4)	Goodwill and Other Intangible Assets

The Company tests goodwill resulting from acquisitions for impairment annually on October 1, or whenever events or changes in circumstances indicate an impairment. There was no impairment in the years ended December 31, 2015, 2014 or 2013. The change in goodwill in the consolidated balance sheet as of December 31, 2015 from December 31, 2014 was primarily due to an adjustment of Vizubi’s preliminary purchase price allocation of approximately $0.9 million offset by the effect of foreign currency translation of approximately $2.2 million.

The following table provides a rollforward of the Company’s goodwill (in thousands):

	2015	2014
Balance at January 1	$38,702	$21,233
Acquisitions	900	20,098
Impact of foreign currency translation	(2,236)	(2,629)

Balance at December 31	$37,366	$38,702

The following table provides information regarding the Company’s intangible assets subject to amortization (in thousands):

	December 31, 2015			December 31, 2014
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Acquired technology	$17,641	$(7,523)	$10,118	$21,740	$(4,885)	$16,855
Customer relationships and other identified intangible assets	5,799	(1,653)	4,146	4,790	(923)	3,867
Trade names	392	(340)	52	766	(293)	473

Total	$23,832	$(9,516)	$14,316	$27,296	$(6,101)	$21,195

The change in intangible assets in the consolidated balance sheet as of December 31, 2015 from December 31, 2014 was due to a decrease related to (i) the amortization of intangible assets of approximately $3.8 million; (ii) an adjustment of Vizubi’s preliminary purchase price allocation of approximately $1.7 million (See Note 3); and (iii) the effect of foreign currency translation of approximately $1.4 million. Amortization of intangible assets was approximately $3.8 million, $3.0 million and $2.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. The estimated aggregate amortization expense for each of the succeeding years is as follows: approximately $3.8 million in 2016; $3.2 million in 2017; $2.0 million in 2018; $1.5 million in 2019; $1.4 million in 2020; and $2.4 million thereafter. The weighted average amortization period for all intangible assets is approximately 6.2 years. The weighted average amortization periods for acquired technology is approximately 6.1 years, customer relationships and other identified intangible assets is approximately 6.8 years and trade names is approximately 3.2 years.

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

The Company is exposed to certain risks related to its ongoing business operations, including the fluctuation of foreign currency exchange rates. The Company uses short-term foreign currency forward contracts as part of its strategy to manage these risks, but does not hold or issue these or any other types of derivative instruments for trading purposes or speculation. The Company uses these short-term foreign currency forward contracts to manage foreign currency exchange rate risks related to certain intercompany borrowings and certain contingent consideration liabilities. The Company executes these instruments with financial institutions that hold an investment grade credit rating. These short-term foreign currency forward contracts do not meet the requirements for hedge accounting and are recorded on the Company’s balance sheet as either an asset or liability measured at their fair value as of the reporting date. The changes in the fair value of derivative instruments, as measured using the three-level hierarchy described above, are recognized in other expense, net, in the Company’s consolidated statements of operations.

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company. The following table sets forth the Company’s assets and liabilities that were measured at fair value as of December 31, 2015 and 2014, by level within the fair value hierarchy (in thousands):

	Amounts at Fair Value	Fair Value Measurement Using
		Level 1	Level 2	Level 3
As of December 31, 2015
Assets
Cash and cash equivalents	$320,058	$320,058	$—	$—
Short-term foreign currency forward contracts	$101	$—	$101	$—
Liabilities
Accrued contingent consideration	$7,532	$—	$—	$7,532
As of December 31, 2014
Assets
Cash and cash equivalents	$244,018	$244,018	$—	$—
Liabilities
Accrued contingent consideration	$10,492	$—	$—	$10,492
Short-term foreign currency forward contracts	$908	$—	$908	$—

The fair value of the Company’s foreign currency short-term forward contracts is determined using Level 2 observable market inputs to extrapolate forward points to be added to or subtracted from the closing market spot rate on the reporting date, and then are discounted to present value.

The following table presents the fair values of hedging instruments within in its consolidated balance sheets as of the noted dates (in thousands):

	December 31, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities

Short-term foreign currency forward contracts	$101	$—	$—	$908

Total	$101	$—	$—	$908

The Company recognized the following net gains on short-term foreign currency forward contracts in other expense, net within its consolidated statement of operations as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Short-term foreign currency forward contracts	$5,190	$9,386	$—

Total	$5,190	$9,386	$—

A reconciliation of the beginning and ending balances of acquisition related accrued contingent consideration using significant unobservable inputs (Level 3) for the year ended December 31, 2015 follows (in thousands):

Accrued contingent consideration as of December 31, 2014	$10,492
Change in fair value of contingent consideration	2,541
Payment of contingent consideration	(5,501)

Accrued contingent consideration as of December 31, 2015	$7,532

The accrued contingent consideration liability is related to acquisition related contingent consideration for DataMarket and Vizubi. During the year ended December 31, 2015, a charge of approximately $2.5 million was recorded related to the changes in fair value of contingent consideration liabilities. In addition, during the year ended December 31, 2015, the Company paid approximately $5.5 million for the achievement of certain product development milestones and financial targets.

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill. These items are recognized at fair value in the period in which an acquisition is completed, or when they are considered to be impaired. These non-recurring fair value measurements, primarily for intangible assets acquired, were based on Level 3 unobservable inputs. There were no other non-recurring fair value adjustments recorded during the years ended December 31, 2015 and 2014.

(6)	Property and Equipment, net

The following is a summary of property and equipment, net for the period indicated (in thousands):

	December 31,
	2015	2014
Computers and equipment	$35,310	$26,357
Furniture and fixtures	12,090	9,688
Leasehold improvements	13,661	11,450

Total	61,061	47,495
Less: accumulated depreciation	(29,657)	(21,040)

Property and equipment, net	$31,404	$26,455

Depreciation and amortization expense relating to property and equipment totaled approximately $11.3 million, $8.4 million and $5.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(7)	Income Tax Provision

The effective tax rates for the years ended December 31, 2015, 2014 and 2013 were (97.8%), (130.1%) and 1208.8%, respectively.

Income (loss) before income taxes is allocated as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
U.S. operations	$11,527	$6,556	$(2,259)
Foreign operations	(29,971)	(17,258)	3,159

Income (loss) before income taxes	$(18,444)	$(10,702)	$900

Income tax expense is comprised of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current
U.S. federal	$10,501	$4,392	$2,524
State and local	998	431	390
Foreign	7,695	12,108	10,411

	$19,194	$16,931	$13,325

Deferred
U.S. federal	$—	$—	$—
State and local	—	—	—
Foreign	(1,147)	(3,002)	(2,446)

	$(1,147)	$(3,002)	$(2,446)

Total
U.S. federal	$10,501	$4,392	$2,524
State and local	998	431	390
Foreign	6,548	9,106	7,965

	$18,047	$13,929	$10,879

Income tax expense differs from the amount of taxes determined by applying the U.S. federal statutory income tax rate to income (loss) before income taxes as a result of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
U.S. federal statutory income tax	$(6,271)	$(3,638)	$306
Increase (reduction) in income taxes resulting from:
Effect of foreign operations	4,106	7,690	4,499
Change in valuation allowance	14,710	8,075	2,195
State and local income taxes, net of federal income tax benefit	953	284	257
Permanent differences	3,800	2,247	3,236
Unrecognized tax benefits	(103)	(909)	(192)
Other	852	180	578

Total income tax expense	$18,047	$13,929	$10,879

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2015	December 31, 2014
Deferred tax assets:
Accrued expenses	$3,788	$3,569
Foreign tax credits	4,701	3,692
Stock-based compensation	16,971	13,997
Other assets	6,123	4,105
Net operating loss carryforwards	16,182	7,785

Total gross deferred tax assets	47,765	33,148
Less: valuation allowance	(36,221)	(21,993)

Net deferred tax assets	11,544	11,155
Deferred tax liabilities:
Depreciation and amortization	(7,651)	(8,939)
Other	(689)	(633)

Total deferred tax liabilities	(8,340)	(9,572)

Total net deferred tax assets	$3,204	$1,583

As reported
Deferred tax assets, non-current	5,252	5,029
Deferred tax liabilities, non-current	(2,048)	(3,446)

Total net deferred tax assets	$3,204	$1,583

The following table summarizes the changes in the Company’s valuation allowance on deferred tax assets for the period indicated (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance at the beginning of the period	$21,993	$15,280	$18,667
Amounts charged to expense	14,710	8,075	2,195
Change in valuation allowance due to liquidiation of subsidiary	—	—	(5,361)
Other decreases	(482)	(1,362)	(221)

Balance at the end of the period	$36,221	$21,993	$15,280

In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized in the near term. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based upon the Company’s analysis of its historical operating results, as well as projections of the Company’s future taxable income (losses) during the periods in which the temporary differences become deductible, the Company determined it is not more-likely-than-not that all U.S. and Swedish deferred tax assets will be realized. Therefore, the Company has recorded a full valuation allowance against all U.S. and Swedish deferred tax assets as of December 31, 2015.

For jurisdictions outside of the U.S. and Sweden, based upon the level of historical operating results and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more-likely-than-not that the Company will realize the benefits associated with the deductible differences in these foreign jurisdictions. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

As of December 31, 2015, the Company has approximately $7.1 million of U.S. federal net operating loss carry forwards, approximately $27.5 million of state net operating loss carry forwards and approximately $56.0 million of foreign net operating loss carry forwards. The majority of the foreign net operating losses carry forward indefinitely. The net operating loss carry forwards in the U.S. will expire, if unused, in 2031. In addition, the Company has approximately $2.4 million of federal tax credits that will expire, if unused, between 2017 and 2020 and approximately $0.7 million of federal tax credits that do not expire.

Utilization of U.S. federal and state net operating loss carry forwards may be subject to limitations under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that may have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss carry forwards that can be utilized annually to offset future taxable income. The Company has not completed a study to assess whether ownership changes have occurred. In addition, there could be additional ownership changes in the future which may result in additional limitations of these net operating loss carry forwards.

In addition to the aforementioned net operating loss carry forwards, the Company has approximately $100.5 million in cumulative income tax deductions from the exercise of common stock options and the vesting of restricted stock units, which have expiration periods beginning in 2030 through 2033. The income tax benefit for these carryforwards will be recorded in additional paid-in-capital when realized. Since the Company was able to reduce actual cash income taxes for U.S. federal and state purposes and in certain foreign jurisdictions, the realization of approximately $10.9 million, $6.4 million and $4.0 million of income tax savings was recognized as a benefit to additional paid-in-capital during the years ended December 31, 2015, 2014 and 2013, respectively.

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

The following table indicates the changes to the Company’s unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of period	$1,466	$2,341	$2,435
Expiration of statute of limitations for the assessment of taxes	(103)	(195)	(211)
Increase related to current tax year	141	—	126
Decrease related to prior tax years	—	(454)	—
Decrease as a result of settlements	—	(85)	—
Foreign currency translation adjustments	(43)	(141)	(9)

Balance at end of period	$1,461	$1,466	$2,341

Of the Company’s unrecognized tax benefits as of December 31, 2015 and 2014, approximately $1.3 million and $1.5 million, respectively, would affect the Company’s effective tax rate in the period recognized. The Company does not expect its unrecognized tax benefit liability to change significantly over the next 12 months. The Company recognizes interest and penalties as a component of income tax expense in the consolidated statement of operations. During the years ended December 31, 2015 and 2014, the Company did not record any interest and penalties in income tax expense. During the year ended December 31, 2013, the Company recorded less than $0.1 million in interest and penalties in income tax expense. As of December 31, 2015 and 2014, there was no accrued interest and penalties.

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

The Company and its subsidiaries file U.S. federal income tax returns, as well as income tax returns in multiple U.S. state and foreign jurisdictions. Because of net operating losses, which were used in the 2009 tax return, the Company’s U.S. federal tax returns for 2003 and later years remain subject to examination. The Company is subject to non-U.S. income tax examinations for the tax years 2009 through 2015.

The Company expects the earnings of its foreign subsidiaries will continue to be reinvested indefinitely. Accordingly, at December 31, 2015, no provision has been made for U.S. federal and state income taxes on these foreign earnings of approximately $26.3 million. Upon distribution of these earnings, in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and a minimal amount of foreign withholding taxes under current withholding tax rules. The determination of the amount of unrecognized deferred U.S. income tax on these earnings is not practicable because of the complexities with the hypothetical calculations.

(8)	Capital Stock

The Company’s authorized capital consists of 300,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

Common Stock

Outstanding shares. At December 31, 2015, the Company had outstanding 93,165,286 shares of common stock.

As of December 31, 2015, there were 9,180,188 shares of common stock issuable upon the exercise of common stock options, 26,585 shares of common stock issuable upon the exercise of SSARs, 1,333,182 shares of common stock issuable upon vesting of restricted stock units outstanding and 137,333 shares of common stock issuable upon the exercise of MVSSSARs based on the value equal to the difference between the exercise price and the then current market price, subject to a predetermined cap.

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

Preferred Stock

At December 31, 2015 and 2014, the Company had no shares of preferred stock outstanding.

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

Litigation

Cadian Capital Section 16(b) Matter Seeking Disgorgement of Short-swing Profits on Behalf of Qlik.

In October 2015, a purported stockholder filed a complaint pursuant to Section 16(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) in the U.S. District Court for the Southern District of New York against Cadian Capital Management, LP and certain persons and entities allegedly affiliated with it (collectively, the “Cadian Defendants”) in an action captioned Klein v. Cadian Capital Mgmt., LP et al., Case No. 15-CV-08140. The Company is named as a nominal defendant. The plaintiff alleges that the Cadian Defendants engaged in transactions in the Company’s securities that resulted in “short-swing” profits within the scope of Section 16, and seeks disgorgement from the Cadian Defendants of those alleged “short-swing” profits on the Company’s behalf. Due to the alleged failure by the Cadian Defendants to comply with its reporting obligations under the Exchange Act, the complaint does not specify the precise amount of alleged trades subject to disgorgement, other than estimating that the amount of profits subject to disgorgement is “believed to be in excess of $10 million.” The complaint seeks disgorgement of any and all short-swing profits on behalf of the Company, plus attorneys’ fees and expenses. The complaint does not seek damages of any kind from the Company. The parties have agreed to stay this case pending resolution of a motion in another case brought against the same Cadian Defendants alleging that the Cadian Defendants engaged in short-swing trading of another issuer.

The Company is party to routine litigation incidental to the ordinary course of its business and may from time to time become subject to additional proceedings or additional claims or remedies sought in current proceedings. These actions typically seek, among other things, breach of contract or employment-related damages, intellectual property claims for damages, punitive damages, civil penalties or other losses or declaratory relief. Although there can be no assurance as to the outcome of any such proceedings, the Company does not believe any of the proceedings currently pending, if determined adversely, would individually or in the aggregate have a material adverse effect on the Company’s business, operating results or financial condition.

The Company’s intellectual property is an essential element of its business. The Company owns trademarks for “Qlik®,” “QlikTech®,” “Qlik Sense®,” “QlikView®,” “Qlik® Cloud,” “Qlik® DataMarket”, “Qlik® Analytics Platform” and the Company’s logos. The Company relies on a combination of copyright, trademark, trade dress and trade secrecy laws, as well as confidentiality procedures and contractual restrictions, to establish and protect the Company’s proprietary rights both domestically and abroad. These laws, procedures and restrictions provide only limited protection. As of December 31, 2015, the Company had eight issued U.S. patents and had nine pending applications for U.S. patents. In addition, as of December 31, 2015, the Company had six issued and 22 pending applications for foreign patents. Any future patents issued to the Company may be challenged, invalidated or circumvented. Any patents that might be issued in the future, with respect to pending or future patent applications may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers.

Leases

The Company conducts its operations in leased facilities under leases expiring at various dates through 2022. Rent expense was approximately $14.0 million, $14.7 million and $12.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Year ending December 31:
2016..	$17,735
2017..	15,918
2018..	14,249
2019..	9,784
2020..	6,847
Thereafter..	11,222

Total future minimum lease payments	$75,755

The Company’s significant lease agreements relate to the global corporate headquarters and principal executive offices located in Radnor, Pennsylvania, its primary research and development center in Lund, Sweden and its offices located in Winnersh, United Kingdom. The Company’s lease agreement for its global corporate headquarters and principal executive offices has a term of ten years and expires in the fourth quarter of 2021. The lease agreement related to the Company’s primary research and development center has a term of eight years and expires in the second quarter of 2019. The Company’s lease agreement for its offices in Winnersh, United Kingdom has a term of ten years and expires in the first quarter of 2022.

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

The following geographic data includes revenues generated by subsidiaries located within that geographic region. The Company’s revenues were generated in the following geographic regions for the periods indicated (in thousands):

	Year Ended December 31,
	2015	2014	2013
The Americas..	$238,823	$202,124	$174,510
Europe	303,177	289,288	249,109
Rest of world.	70,732	65,385	46,831

Consolidated total..	$612,732	$556,797	$470,450

During the year ended December 31, 2015, sales from customers in the U.S. and the United Kingdom were approximately $197.4 million and $62.5 million, respectively. During the year ended December 31, 2014, sales from customers in the U.S. and the United Kingdom were approximately $160.5 million and $57.7 million, respectively. During the year ended December 31, 2013, sales from customers in the U.S. and the United Kingdom were approximately $139.7 million and $42.3 million, respectively.

The following geographic data includes property and equipment, net based on physical location within that geographic region (in thousands):

	As of December 31,
	2015	2014
The Americas	$18,298	$16,111
Europe	10,438	8,186
Rest of world	2,668	2,158

Consolidated total	$31,404	$26,455

As of December 31, 2015, property and equipment, net, held in the U.S. and Sweden were approximately $17.0 million and $5.7 million, respectively. As of December 31, 2014, property and equipment, net, held in the U.S. and Sweden were approximately $15.7 million and $4.6 million, respectively.

(11)	Stock-Based Compensation

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

The Company’s 2010 Equity Incentive Plan (“2010 Plan”) took effect on July 16, 2010, the effective date of the registration statement for the Company’s initial public offering (“IPO”). The Company initially reserved 3,300,000 shares of its common stock for issuance under the 2010 Plan. The number of shares reserved for issuance under the 2010 Plan will be increased automatically on January 1st of each year by a number equal to the smallest of (i) 3,300,000 shares; (ii) 3.75% of the shares of common stock outstanding at that time; or (iii) a number of shares determined by the Company’s Board of Directors. In February 2016, the Board of Directors approved an increase to the number of shares of common stock available for issuance under the 2010 Plan of 3,300,000 shares effective January 2016. As of December 31, 2015, there were approximately 4.7 million shares of common stock available for issuance under the 2010 Plan.

The 2004 Plan, 2007 Plan and 2010 Plan were designed to help attract and retain the Company and its subsidiaries’ personnel, to reward employees and directors for past services and to motivate such individuals through added incentives to further contribute to the success of the Company. The maximum term for common stock options granted is ten years. Common stock options and SSARs granted pursuant to the 2004 Plan, 2007 Plan and 2010 Plan generally vest at 25% after the first year and then vest 6.25% each quarter over the remaining three years. Restricted stock units and MVSSSARs granted pursuant to the 2010 Plan generally vest at 25% annually over a period of four years.

Common Stock Options and SSARs

The Company uses the Black-Scholes option-pricing model to value common stock option awards and SSARs. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected term of the stock-based compensation awards and stock price volatility. During the first quarter of 2015, the Company began to exclusively utilize its own historical stock price volatility to estimate the expected stock price volatility over the expected term as the Company now believes that it has a sufficient amount of experience as a public company to provide a reasonable basis for the calculation of the expected stock price volatility. For common stock options and SSARs granted prior to the first quarter of 2015, the Company used blended volatility to estimate expected volatility. Blended volatility included a weighting of the Company’s historical volatility from the date of its IPO to the respective grant date and an average of the Company’s peer group historical volatility consistent with the expected term of the common stock options. The Company’s peer group volatility included the historical volatility of certain companies that shared similar characteristics in terms of revenue size and industry. This change in estimate did not have a material impact on the results of operations for the year ended December 31, 2015. For common stock options granted prior to the third quarter of 2013, the Company based the expected term on the simplified method. Beginning in the third quarter of 2013, the Company began using its own historical activity related to common stock option exercises and post-vesting forfeitures in order to estimate the expected term of its common stock option awards, as the Company now has a sufficient amount of experience to provide a reasonable basis for the calculation of the expected term. The risk-free interest rate used to value common stock option awards is based on the U.S. Treasury yield curve with a remaining term equal to the expected term assumed at the grant date. The assumptions used in calculating the fair value of stock-based compensation awards represent management’s best estimate and involve inherent uncertainties and the application of management judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different in the future.

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

The following table provides a summary of the common stock option activity for the Company for the year ended December 31, 2015:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding as of January 1, 2015	9,820,583	$22.62	7.70

Granted	1,625,334	36.61	—
Exercised	(1,820,100)	22.67	—
Forfeited	(445,629)	25.78	—

Outstanding as of December 31, 2015	9,180,188	$24.94	7.19

Exercisable at December 31, 2015	5,110,263	$21.32	6.10
Vested and expected to vest at December 31, 2015	8,754,214	$24.76	7.12

The grant date weighted-average fair value for common stock options granted for the years ended December 31, 2015, 2014 and 2013 was approximately $15.57, $9.89 and $12.64, respectively. The total fair value of the common stock options that vested during the years ended December 31, 2015, 2014 and 2013 was approximately $24.9 million, $25.9 million and $22.5 million, respectively.

Proceeds from the exercise of common stock options were approximately $41.3 million, $19.2 million and $23.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. The total intrinsic value of common stock options exercised during 2015, 2014 and 2013 was approximately $24.7 million, $27.7 million and $51.9 million, respectively. The aggregate intrinsic value of fully vested common stock options outstanding as of December 31, 2015 is approximately $53.2 million. In addition, the aggregate intrinsic value of common stock options expected to vest as of December 31, 2015 is approximately $15.1 million. As a result of option exercises in certain jurisdictions in which the exercise reduced taxable income, the Company recorded an excess tax benefit from stock-based compensation of approximately $10.9 million, $6.4 million and $4.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The following table provides a summary of the SSARs activity for the Company for the year ended December 31, 2015:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of January 1, 2015	276,837	$28.28
Granted	6,993	37.32
Exercised	(7,511)	27.00
Forfeited	(12,354)	27.00

Outstanding as of December 31, 2015	263,965	$28.62

Exercisable at December 31, 2015	113,729	$28.37
Vested and expected to vest at December 31, 2015	253,869	$28.67

The grant date weighted-average fair value for SSARs granted during the years ended December 31, 2015 and 2014 was approximately $16.09 and $11.38, respectively. For the year ended December 31, 2013, the Company did not grant any SSARs. For the year ended December 31, 2015, the Company settled 7,511 SSARs by issuing 1,675 shares of the Company’s common stock. For the years ended December 31, 2014 and 2013, the Company did not settle any SSARs.

The assumptions used in the Black-Scholes option-pricing model for common stock options and SSARs are as follows:

	Year Ended December 31,
	2015	2014	2013
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.4% - 1.8%	1.5% - 1.8%	0.9% - 1.7%
Expected volatility	44.2% - 47.1%	41.8% - 44.9%	46.6% - 47.7%
Expected term (all other grants, in years)	4.97 - 5.34	5.16 - 5.36	5.19 - 6.25

For the years ended December 31, 2015, 2014 and 2013, the Company recorded stock-based compensation expense of approximately $25.7 million, $26.2 million and $23.9 million, respectively, related to common stock option grants and SSARs. Included in stock-based compensation expense for the year ended December 31, 2013 is a charge of approximately $0.9 million related to the modifications of certain common stock option awards of a former employee.

As of December 31, 2015, there was approximately $44.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested employee and non-employee director common stock options and SSARs. The remaining cost is expected to be recognized over a weighted-average period of approximately 2.6 years.

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

The following table provides a summary of the restricted stock unit activity for the Company for the year ended December 31, 2015:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of January 1, 2015	1,014,914	$24.54
Granted	729,303	36.50
Released	(367,826)	24.82
Forfeited	(43,209)	26.86

Outstanding as of December 31, 2015	1,333,182	$30.93

The total intrinsic value of restricted stock units released during the year ended December 31, 2015, 2014 and 2013 was approximately $13.0 million, $3.9 million and $2.8 million, respectively. The total intrinsic value of restricted stock units outstanding as of December 31, 2015, 2014 and 2013 was approximately $42.2 million, $31.4 million and $9.9 million, respectively.

For the years ended December 31, 2015, 2014 and 2013, the Company recorded stock-based compensation expense of approximately $11.7 million, $7.5 million and $3.1 million, respectively, related to restricted stock units.

As of December 31, 2015, there was approximately $29.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units. The remaining cost is expected to be recognized over a weighted-average period of approximately 2.9 years.

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

The following table provides a summary of the MVSSSAR activity for the Company for the year ended December 31, 2015:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of January 1, 2015	1,265,451	$25.96
Granted	72,552	35.77
Exercised	(385,406)	24.07
Forfeited	(57,768)	26.55

Outstanding as of December 31, 2015	894,829	$27.53

The grant date weighted-average fair value for MVSSSARs granted during the years ended December 31, 2015, 2014 and 2013 was $8.97, $6.66 and $6.99, respectively. The total intrinsic value of MVSSSARs exercised during the years ended December 31, 2015, 2014 and 2013 was approximately $4.3 million, $1.2 million and $1.2 million, respectively. The total intrinsic value of MVSSSARs outstanding as of December 31, 2015, 2014 and 2013 was approximately $4.4 million, $6.9 million and $2.8 million, respectively. The total intrinsic value of MVSSSARs exercisable as of December 31, 2015, 2014 and 2013 was approximately $0.8 million, $1.1 million and $0.5 million, respectively.

For the years ended December 31, 2015, 2014 and 2013, the Company recorded stock-based compensation expense of approximately $2.2 million, $2.3 million and $1.9 million, respectively, related to MVSSSARs.

As of December 31, 2015, there was approximately $2.9 million of total unrecognized compensation cost related to unvested MVSSSARs. The remaining cost is expected to be recognized over a weighted-average period of approximately 2.1 years.

For the year ended December 31, 2015, the Company settled 385,406 MVSSSARs by issuing 123,251 shares of the Company’s common stock. For the year ended December 31, 2014, the Company settled 117,826 MVSSSARs by issuing 38,152 shares of the Company’s common stock. For the year ended December 31, 2013, the Company settled 141,627 MVSSSARs by issuing 36,684 shares of the Company’s common stock. If settlement of all outstanding MVSSSARs had occurred on December 31, 2015 at the predetermined cap on the maximum stock price at which point the instrument must be exercised, the Company would have issued 329,264 shares of the Company’s common stock.

(12)	Shares Reserved for Future Issuance

At December 31, 2015, the Company has reserved a portion of its authorized shares of common stock for issuance under its equity incentive plan and other classes of stock for future issuance as follows:

Granted and outstanding stock options, SSARs, restricted stock units and MVSSSARs	11,106,599
Future issuance of stock options	4,673,614
Future issuance of preferred stock	10,000,000

In February 2016, the Board of Directors approved an increase to the number of shares of common stock available for issuance under the 2010 Plan of 3,300,000 shares effective January 2016.

(13)	Benefits Plans

The Company sponsors a 401(k) savings plan covering substantially all U.S. employees who meet certain age and employment criteria. Employees may contribute up to the Internal Revenue Service maximum employee contribution each year. The Company may contribute up to a 3% matching contribution based on eligible employee earnings, which are subject to a graded vesting schedule. The first 50% vests on the second anniversary of the employees hire date and the second 50% vest on the third anniversary of the employees hire date. In the foreign entities, the Company has defined contribution retirement plans for employees based on certain age, employment and salary criteria. The Company’s benefit plans expense was approximately $16.7 million, $14.1 million and $11.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(14)	Comparison of Summarized Unaudited Quarterly Results

The following table sets forth certain unaudited quarterly financial information for fiscal 2015 and 2014 (in thousands). This data should be read together with the Company’s consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The Company has prepared the unaudited information on a basis consistent with its audited financial statements and has included all adjustments of a normal and recurring nature, which, in the opinion of management, are considered necessary to fairly present the Company’s revenue and operating expenses for the quarters presented. The Company’s historical operating results for any quarter are not necessarily indicative of results for any future period.

	For the Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Consolidated statement of operations data:
Total revenue	$111,112	$131,618	$131,284	$182,783	$120,264	$145,829	$141,173	$205,466
Total cost of revenue	18,039	18,809	18,021	20,593	21,141	22,194	20,636	26,624

Gross profit	93,073	112,809	113,263	162,190	99,123	123,635	120,537	178,842
Total operating expenses	116,570	119,810	121,899	131,932	123,210	133,549	128,599	148,414

Income (loss) from operations	(23,497)	(7,001)	(8,636)	30,258	(24,087)	(9,914)	(8,062)	30,428
Other income (expense), net	(328)	(11)	(1,701)	214	1,425	(3,206)	(2,279)	(2,749)

Income (loss) before income taxes	$(23,825)	$(7,012)	$(10,337)	$30,472	$(22,662)	$(13,120)	$(10,341)	$27,679
Income tax benefit (expense)	(2,055)	(3,194)	(4,028)	(4,652)	(7,658)	118	(5,686)	(4,821)

Net income (loss)	$(25,880)	$(10,206)	$(14,365)	$25,820	$(30,320)	$(13,002)	$(16,027)	$22,858

Net income (loss) per common share:
Basic	$(0.29)	$(0.11)	$(0.16)	$0.29	$(0.33)	$(0.14)	$(0.17)	$0.25
Diluted	$(0.29)	$(0.11)	$(0.16)	$0.28	$(0.33)	$(0.14)	$(0.17)	$0.24

EXHIBIT INDEX

Exhibit Number	Description of Document

3.2 (4)	Restated Certificate of Incorporation of Registrant

3.4 (1)	Amended and Restated Bylaws of the Registrant

4.2 (2)	Form of Registrant’s Common Stock Certificate

4.3 (1)	Investors’ Rights Agreement, dated November 17, 2004 and as amended on various dates, by and among the Registrant, certain stockholders and the investors listed on the signature pages thereto

4.3.A (4)	Amendment and Waiver of Notice Agreement, dated June 11, 2010, by and among the Registrant and certain investors listed on the signature pages thereto

10.11† (3)	Amended and Restated Employment Agreement, dated June 1, 2010, by and between the Registrant and Lars Björk

10.13† (2)	Employment Agreement, dated May 2, 2005, by and between the Registrant and Leslie Bonney

10.13.A† (3)	Letter Agreement, dated June 1, 2010, by and between the Registrant and Leslie Bonney

10.14† (3)	Amended and Restated Employment Offer Letter, dated June 1, 2010, by and between the Registrant and Anthony Deighton

10.18† (1)	2004 Omnibus Stock Option and Award Plan

10.19† (1)	2007 Omnibus Stock Option and Award Plan

10.20† (1)	2010 Omnibus Equity Incentive Plan, as currently in effect

10.21† (1)	Form of Notice of Director Stock Unit Award under 2010 Omnibus Equity Incentive Plan

10.21A† (5)	Form of US Employee Notice of Stock Option Grant and Stock Option Agreement under 2010 Omnibus Equity Incentive Plan

10.21B† (5)	Form of International Employee Notice of Stock Option Grant and Stock Option Agreement under 2010 Omnibus Equity Incentive Plan

10.21D† (8)	Form of Swedish Employee Notice of Maximum Value Stock-Settled Stock Appreciation Right Grant and Award Agreement under 2010 Omnibus Equity Incentive Plan

10.21E† (8)	Form of Notice of Employee Restricted Stock Unit Award and Stock Unit Terms and Conditions

10.21F† (16)	Form of Notice of Stock Option Grant under 2010 Omnibus Equity Incentive Plan

10.21G† (16)	Form of Notice of Employee Stock Unit Award under 2010 Omnibus Equity Incentive Plan

10.27† (1)	Omnibus Stock Option and Award Plan Non-Qualified Stock Option Award Agreements granted to Lars Björk under the 2004 Omnibus Stock Option and Award Plan and the 2007 Omnibus Stock Option and Award Plan

10.27.A† (3)	Omnibus Stock Option and Award Plan Non-Qualified Stock Option Award Agreement granted to Lars Björk under the 2007 Omnibus Stock Option and Award Plan, dated May 21, 2010

10.28† (1)	2004 and 2009 Omnibus Stock Option and Award Plans and Sub-Plans for the UK Agreements granted to Leslie Bonney

10.28.A† (3)	2010 Omnibus Stock Option and Award Plan and Sub-Plan for the UK Agreement granted to Leslie Bonney, dated May 21, 2010

10.31† (3)	Omnibus Stock Option and Award Plan Non-Qualified Stock Option Award Agreement granted to John Gavin, Jr. under the 2007 Omnibus Stock Option and Award Plan

10.36 (1)	Lease, dated November 15, 2005, between the Registrant and Radnor Properties-SDC, L.P.

10.37 (1)	First Amendment to Lease, dated March 13, 2009, between the Registrant and Radnor Properties-SDC, L.P.

10.41 (6)	Second Amendment to Lease dated as of November 23, 2010, by and between Radnor Properties — SDC, L.P. and the Registrant

10.42 (5)	Translation of Transfer Agreement dated December 1, 2010 between QlikTech International AB and Sony Ericsson Mobile Communications AB (SEMC) and two separate lease agreements whereby SEMC leased property from Fastighets AB Remulus Lund 3

1

Exhibit Number	Description of Document

10.43 (9)	Translation of Lease Agreements dated June 23, 2011 between QlikTech International AB and Fastighets AB Remulus Lund 3

10.44 (10)	Third Amendment to Lease dated as of November 23, 2010 by and between Radnor Properties — SDC, L.P. and the Registrant

10.45 (7)	Fourth Amendment to Lease, dated August 13, 2013, by and between the Registrant and Radnor Properties-SDC, L.P.

10.46† (11)	Employment Offer Letter, dated May 31, 2013, by and between the Registrant and Diane Adams

10.47† (12)	Employment Offer Letter, dated June 2, 2013, by and between the Registrant and Timothy J. MacCarrick

10.50 (13)	Form of Indemnification Agreement

10.52† (17)	Executive Severance Plan

10.55 (14)	Fifth Amendment to Lease, dated February 25, 2014, by and between the Registrant and Radnor Properties-SDC, L.P.

10.56† (15)	Employment Offer Letter, dated April 17, 2014, by and between the Registrant and Eugene D. Jackson

10.57† (15)	2014 Executive Performance Award Plan

10.58† (15)	Form of Swedish Employee Notice of Stock-Settled Stock Appreciation Right Grant and Award Agreement under 2010 Omnibus Equity Incentive Plan

10.59† (18)	Employment Offer Letter, dated June 22, 2015, by and between the Registrant and Mark Thurmond

10.60*	Sixth Amendment to Lease dated as of November 23, 2010, by and between Radnor Properties — SDC, L.P. and the Registrant

21.1*	List of subsidiaries of the Registrant (including jurisdiction of organization and names under which subsidiaries do business)

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2015, furnished in XBRL (eXtensible Business Reporting Language)).

†	Compensation arrangement
*	Filed herewith
**	The certification attached as Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.
(1)	Incorporated by reference to the same numbered exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-165844) filed on April 1, 2010.
(2)	Incorporated by reference to the same numbered exhibit to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (SEC File No. 333-165844) filed on May 27, 2010.
(3)	Incorporated by reference to the same numbered exhibit to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 (SEC File No. 333-165844) filed on June 4, 2010.
(4)	Incorporated by reference to the same numbered exhibit to the Registrant’s Amendment No. 4 to Registration Statement on Form S-1 (SEC File No. 333-165844) filed on June 28, 2010.
(5)	Incorporated by reference to the same numbered exhibit to the Registrant’s Annual Report on Form 10-K (SEC File No. 001-34803) filed on March 16, 2011.
(6)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 001-34803) filed on November 23, 2010.

2

(7)	Incorporated by reference to Exhibit 10.51 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 001-34803) filed on November 1, 2013.
(8)	Incorporated by reference to the same numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 001-34803) filed on August 5, 2011.
(9)	Incorporated by reference to Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 001-34803) filed on August 5, 2011.
(10)	Incorporated by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 001-34803) filed on August 5, 2011.
(11)	Incorporated by reference to Exhibit 10.47 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 001-34803) filed on August 2, 2013.
(12)	Incorporated by reference to Exhibit 10.48 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 001-34803) filed on August 2, 2013.
(13)	Incorporated by reference to Exhibit 10.45 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 001-34803) filed on August 2, 2013.
(14)	Incorporated by reference to the same numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 001-34803) filed May 2, 2014.
(15)	Incorporated by reference to the same numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 001-34803) filed August 1, 2014.
(16)	Incorporated by reference to the same numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 001-34803) filed October 31, 2014.
(17)	Incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K (SEC File No. 001-34803) filed February 28, 2014.
(18)	Incorporated by reference to the same numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 001-34803) filed on October 30, 2015.

3