Form 10-Q
period 2016-03-31
QLIK TECHNOLOGIES INC
filed 2016-04-29
CIK 1305294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 22, 2016, there were 93,964,465 shares of the registrant’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

QLIK TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$369,950	$320,058
Accounts receivable, net of allowance for doubtful accounts of $2,003 and $1,494, respectively	144,628	236,717
Prepaid expenses and other current assets	25,592	17,740

Total current assets	540,170	574,515

Property and equipment, net	30,753	31,404
Intangible assets, net	13,755	14,316
Goodwill	38,310	37,366
Deferred income taxes	4,950	5,252
Deposits and other noncurrent assets	3,621	3,743

Total assets	$631,559	$666,596

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,558	$6,785
Deferred revenue	168,188	172,121
Accrued payroll and other related costs	48,774	63,108
Accrued expenses	39,606	43,317

Total current liabilities	263,126	285,331

Long-term liabilities:
Deferred revenue	8,336	8,290
Deferred income taxes	2,048	2,048
Other long-term liabilities	7,966	9,132

Total liabilities	281,476	304,801

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 authorized, none issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized; 93,940,007 shares issued and outstanding at March 31, 2016 and 93,165,286 shares issued and outstanding at December 31, 2015	9	9
Additional paid-in capital	436,203	419,262
Accumulated deficit	(85,099)	(58,085)
Accumulated other comprehensive income (loss)	(1,030)	609

Total stockholders’ equity	350,083	361,795

Total liabilities and stockholders’ equity	$631,559	$666,596

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QLIK TECHNOLOGIES INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
Revenue:
License revenue	$59,833	$54,807
Maintenance revenue	63,601	52,670
Professional services revenue	14,596	12,787

Total revenue	138,030	120,264

Cost of revenue:
License revenue	1,512	1,972
Maintenance revenue	3,873	3,258
Professional services revenue	17,387	15,911

Total cost of revenue	22,772	21,141

Gross profit	115,258	99,123

Operating expenses:
Sales and marketing	88,528	76,641
Research and development	22,210	17,395
General and administrative	29,341	29,174

Total operating expenses	140,079	123,210

Loss from operations	(24,821)	(24,087)

Other income, net:
Interest income, net	61	30
Foreign exchange gain, net	343	1,395

Total other income, net	404	1,425

Loss before income taxes	(24,417)	(22,662)

Income tax expense	(2,597)	(7,658)

Net loss	$(27,014)	$(30,320)

Net loss per common share
Basic and diluted	$(0.29)	$(0.33)

Weighted average number of common shares outstanding:
Basic and diluted	93,431,206	90,999,316

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QLIK TECHNOLOGIES INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended March 31,
	2016	2015

Net loss	$(27,014)	$(30,320)
Foreign currency translation	(1,639)	2,142

Comprehensive loss	$(28,653)	$(28,178)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QLIK TECHNOLOGIES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(27,014)	$(30,320)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,267	3,359
Stock-based compensation expense	10,384	9,397
Excess tax benefit from stock-based compensation	(1,806)	(6,570)
Unrealized foreign currency (gain) loss, net	(5,446)	10,422
Other non-cash items	1,305	897
Changes in assets and liabilities:
Accounts receivable	93,482	50,709
Prepaid expenses and other assets	(7,334)	(158)
Deferred revenue	(7,011)	10,629
Accrued expenses and other liabilities	(19,117)	(12,348)

Net cash provided by operating activities	41,710	36,017

Cash flows from investing activities
Capital expenditures	(2,279)	(2,986)

Net cash used in investing activities	(2,279)	(2,986)

Cash flows from financing activities
Proceeds from exercise of common stock options	4,750	6,843
Excess tax benefit from stock-based compensation	1,806	6,570

Net cash provided by financing activities	6,556	13,413
Effect of exchange rates on cash and cash equivalents	3,905	(9,406)

Net increase in cash and cash equivalents	49,892	37,038
Cash and cash equivalents, beginning of period	320,058	244,018

Cash and cash equivalents, end of period	$369,950	$281,056

Supplemental cash flow information:

Cash paid during the period for income taxes	$1,454	$1,904

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QLIK TECHNOLOGIES INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K (file number 001-34803), filed with the Securities and Exchange Commission (“SEC”) on February 26, 2016. Since the date of those financial statements, there have been no material changes to the Company’s significant accounting policies.

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated. Prior year amounts have been reclassified where appropriate to conform to the current year classification for comparative purposes.

Interim Financial Statements

These interim consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) on the same basis as the audited consolidated financial statements for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 26, 2016 and, in the opinion of management, include all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position at March 31, 2016, the results of operations and comprehensive loss for the three months ended March 31, 2016 and 2015 and cash flows for the three months ended March 31, 2016 and 2015. The results of operations for the three months ended March 31, 2016 and 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other future periods. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted under the SEC’s rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2015. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and, therefore, do not include all information and footnotes required by U.S. GAAP for complete financial statements.

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

Stock-Based Compensation

The Company recognizes the cost of stock-based compensation based on the fair value of those awards at the date of grant and amortizes the cost over the requisite service period. The Company uses the Black-Scholes-Merton (“Black-Scholes”) option pricing model to determine the fair value of common stock option awards and Stock-settled Stock Appreciation Rights (“SSARs”). The fair value of a restricted stock unit is determined by using the closing price of the Company’s common stock on the date of grant. The fair value of Maximum Value Stock-settled Stock Appreciation Rights (“MVSSSARs”) is determined by utilizing a lattice model under the option-pricing method. Stock-based compensation plans, related expenses and assumptions used in the Black-Scholes option-pricing model and the lattice model under the option-pricing method are more fully described in Note 7 to these unaudited consolidated financial statements. Stock-based compensation expense is recorded within cost of revenue, sales and marketing, research and development and general and administrative expenses in the consolidated statements of operations.

The following table sets forth the total stock-based compensation expense included in the unaudited consolidated statements of operations for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015

Cost of revenue	$874	$1,025
Sales and marketing	4,979	4,670
Research and development	1,121	956
General and administrative	3,410	2,746

Total	$10,384	$9,397

Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the three months ended March 31, 2016 and 2015 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2016	2015
Basic and diluted net loss per common share calculation:
Net loss	$(27,014)	$(30,320)

Weighted average common shares outstanding:
Basic and diluted	93,431,206	90,999,316

Net loss per common share:
Basic and diluted	$(0.29)	$(0.33)

Diluted net loss per common share for the three months ended March 31, 2016 and 2015 does not reflect the potential issuance of common shares underlying the following securities as the effect would be anti-dilutive:

	Three Months Ended March 31,
	2016	2015

Common stock options	8,991,314	9,408,119
SSARs	10,272	24,091
Restricted stock units	2,445,437	946,454
MVSSSARs	86,271	215,128

Total anti-dilutive securities	11,533,284	10,593,792

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP. The guidance was originally effective for annual reporting periods beginning after December 15, 2016, and interim periods therein. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (ASU 2015-14), which deferred the effective date to annual reporting periods beginning after December 15, 2017. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. ASU 2014-09 can be adopted using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. The Company is currently evaluating the impact of adopting ASU 2014-09 on our consolidated financial statements and have not yet selected a transition method, nor have we determined the effect of the standard on our ongoing financial reporting.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), requiring companies to generally recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim periods, with earlier adoption permitted. The Company is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, and interim periods, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2016-09 on its consolidated financial statements.

(3)	Goodwill and Other Intangible Assets

The Company tests goodwill resulting from acquisitions for impairment annually on October 1, or whenever events or changes in circumstances indicate impairment. There was no impairment in the three months ended March 31, 2016 and 2015. The change in goodwill in the consolidated balance sheet as of March 31, 2016 from December 31, 2015 was due to the effect of foreign currency translation.

The following table provides information regarding the Company’s intangible assets subject to amortization (in thousands):

	March 31, 2016			December 31, 2015
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount

Acquired technology	$18,096	$(8,459)	$9,637	$17,641	$(7,523)	$10,118
Customer relationships and other identified intangible assets	5,987	(1,916)	4,071	5,799	(1,653)	4,146
Trade names	399	(352)	47	392	(340)	52

Total	$24,482	$(10,727)	$13,755	$23,832	$(9,516)	$14,316

The change in intangible assets in the consolidated balance sheet as of March 31, 2016 from December 31, 2015 was due to (i) the amortization of intangible assets of approximately $0.9 million and (ii) the effect of foreign currency translation of approximately $0.3 million. Amortization of intangible assets was approximately $0.9 million for the three months ended March 31, 2016 and 2015. The estimated aggregate amortization expense for each of the succeeding years is as follows: $2.9 million for the remainder of 2016; $3.3 million in 2017; $2.1 million in 2018; $1.5 million in 2019; $1.5 million in 2020; and $2.5 million thereafter. The weighted-average amortization period for all intangible assets is approximately 6.2 years.

(4)	Fair Value Measurements

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

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company. The following table sets forth the Company’s assets and liabilities that were measured at fair value as of March 31, 2016 and December 31, 2015, by level within the fair value hierarchy (in thousands):

	Amounts at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
As of March 31, 2016
Assets
Cash and cash equivalents	$369,950	$369,950	$—	$—
Short-term foreign currency forward contracts	$112	$—	$112	$—
Liabilities
Accrued contingent consideration	$7,604	$—	$—	$7,604

As of December 31, 2015
Assets
Cash and cash equivalents	$320,058	$320,058	$—	$—
Short-term foreign currency forward contracts	$101	$—	$101	$—
Liabilities
Accrued contingent consideration	$7,532	$—	$—	$7,532

The fair value of the Company’s foreign currency short-term forward contracts is determined using Level 2 observable market inputs to extrapolate forward points to be added to or subtracted from the closing market spot rate on the reporting date, and then are discounted to present value.

The following table presents the fair values of hedging instruments within in the Company’s consolidated balance sheets as of the noted dates (in thousands):

	March 31, 2016		December 31, 2015
	Assets	Liabilities	Assets	Liabilities
	(unaudited)

Short-term foreign currency forward contracts	$112	$—	$101	$—

Total	$112	$—	$101	$—

The Company recognized the following net gain (loss) on short-term foreign currency forward contracts in other income, net within its unaudited consolidated statement of operations as follows (in thousands):

	Three Months Ended March 31,
	2016	2015

Short-term foreign currency forward contracts	$(3,949)	$9,939

Total	$(3,949)	$9,939

The following table presents a reconciliation of the beginning and ending balances of acquisition-related accrued contingent consideration using significant unobservable inputs (Level 3) for the three months ended March 31, 2016 (in thousands):

Accrued contingent consideration as of December 31, 2015	$7,532
Change in fair value of contingent consideration	72

Accrued contingent consideration as of March 31, 2016	$7,604

During each of the three months ended March 31, 2016 and 2015, a charge of approximately $0.1 million was recorded related to the changes in fair value of contingent consideration liabilities.

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill. These items are recognized at fair value in the period in which an acquisition is completed, or when they are considered to be impaired. These non-recurring fair value measurements, primarily for intangible assets acquired, were based on Level 3 unobservable inputs. There were no non-recurring fair value adjustments recorded during the three months ended March 31, 2016 and 2015.

(5)	Income Tax Provision

In accordance with FASB Accounting Standards Codification 740, Income Taxes, each interim period is considered integral to the annual period and the tax provision is measured using an estimated annual effective tax rate. An entity is required to record the income tax provision each quarter based on its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis, as adjusted for discrete taxable events that occur during the interim period. If, however, the entity is unable to reliably estimate its annual effective tax rate, then the actual effective tax rate on a year-to-date basis may be the best annual effective tax rate estimate. For the three months ended March 31, 2016 and 2015, the Company determined that it was not able to make reliable estimates of the annual effective tax rate in the U.S., as relatively small changes in its projected income or loss produce a significant variance in its annual effective tax rate in this jurisdiction. Therefore, the Company recorded a tax provision in the U.S., for the three months ended March 31, 2016 and 2015, based on the actual effective tax rate for these periods. The Company will continue to utilize this methodology until reliable estimates of the annual effective tax rate in the U.S. can be made. The effective tax rate for all other jurisdictions for the three months ended March 31, 2016 and 2015 was calculated based on an estimated annual effective tax rate as adjusted for discrete items.

For the three months ended March 31, 2016, the Company recorded income tax expense of approximately $2.6 million, which resulted in an effective tax rate of approximately (10.6%), compared to income tax expense of approximately $7.7 million, or an effective tax rate of approximately (33.8%), for the three months ended March 31, 2015. As of March 31, 2016, a full valuation allowance continues to be recorded against its U.S. and Swedish deferred income tax assets, based on an analysis of positive and negative evidence, including analyzing three-year cumulative pre-tax income or loss as well as other quantitative and qualitative information. The effective tax rates for the three months ended March 31, 2016 and 2015 are primarily driven by foreign tax rate differentials, the effects of permanent differences and the changes in the valuation allowance on deferred income tax assets. The primary differences between the effective tax rates for the three months ended March 31, 2016 and 2015 relate to relative differences in the distribution of income and losses in jurisdictions in which the Company operates, changes in the valuation allowances against deferred income tax assets, the impact of the permanent differences and discrete items.

The Company’s liability for unrecognized tax benefits (including penalties and interest) was approximately $1.5 million as of March 31, 2016 and December 31, 2015. The Company does not expect that the total amount of unrecognized tax benefits will change significantly during the next twelve months. See Note 7, Income Tax Provision, of the Notes to the Consolidated Financial Statements for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 26, 2016, for more detailed information regarding unrecognized tax benefits.

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

The following geographic data includes revenues generated by subsidiaries located within that geographic region. The Company’s revenues were generated in the following geographic regions for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015

The Americas	$50,685	$42,867
Europe	68,372	63,017
Rest of world	18,973	14,380

Total	$138,030	$120,264

(7)	Stock-Based Compensation

The Company’s 2010 Equity Incentive Plan (“2010 Plan”) took effect on July 16, 2010, the effective date of the registration statement for the Company’s initial public offering (“IPO”). The Company initially reserved 3,300,000 shares of its common stock for issuance under the 2010 Plan. The number of shares reserved for issuance under the 2010 Plan will be increased automatically on January 1st of each year by a number equal to the smallest of (i) 3,300,000 shares; (ii) 3.75% of the shares of common stock outstanding at that time; or (iii) a number of shares determined by the Company’s Board of Directors. In February 2016, the Board of Directors approved an increase to the number of shares of common stock available for issuance under the 2010 Plan of 3,300,000 shares effective January 2016. As of March 31, 2016, there were approximately 6.3 million shares of common stock available for issuance under the 2010 Plan.

Common Stock Options and SSARs

The following provides a summary of the common stock option activity for the Company for the three months ended March 31, 2016:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregrate Intrinsic Value (in thousands)

Outstanding as of January 1, 2016	9,180,188	$24.94	7.19
Granted	707,867	$26.28
Exercised	(692,559)	$6.86
Forfeited	(204,182)	$29.09

Outstanding as of March 31, 2016	8,991,314	$26.34	7.42	$37,340

Exercisable at March 31, 2016	4,817,845	$23.64	6.32	$27,117

Vested at March 31, 2016 and expected to vest in future periods	8,625,562	$26.23	7.37	$36,332

The grant date weighted-average fair value for common stock options granted during the three months ended March 31, 2016 and 2015 was $10.82 and $13.21, respectively. Stock-based compensation expense related to common stock options is amortized over the requisite service period.

Proceeds from the exercise of common stock options were approximately $4.8 million and $6.8 million for the three months ended March 31, 2016 and 2015, respectively. The total intrinsic value of common stock options exercised during the three months ended March 31, 2016 and 2015 was approximately $10.9 million and $3.5 million, respectively. As a result of expected full year taxable income in certain tax jurisdictions, the Company recorded an excess tax benefit from stock-based compensation of approximately $1.8 million and $6.6 million for the three months ended March 31, 2016 and 2015, respectively.

The following provides a summary of the SSARs activity for the Company for the three months ended March 31, 2016:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregrate Intrinsic Value (in thousands)

Outstanding as of January 1, 2016	263,965	$28.62
Granted	—	$—
Exercised	—	$—
Forfeited	(1,214)	$27.00

Outstanding as of March 31, 2016	262,751	$28.63	8.12	$298

Exercisable at March 31, 2016	129,883	$28.37	8.10	$153

Vested at March 31, 2016 and expected to vest in future periods	254,198	$28.67	8.11	$276

The Company did not grant or settle any SSARs during the three months ended March 31, 2016 and 2015. Stock-based compensation expense related to SSARs is amortized over the requisite service period.

The assumptions used in the Black-Scholes option pricing model are:

	Three Months Ended March 31,
	2016	2015
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	1.2% - 1.6%	1.5% - 1.7%
Expected volatility	44.6% - 46.1%	46.6% - 47.1%
Expected life (in years)	4.94	5.13

The Company uses the Black-Scholes option-pricing model to value common stock option awards and SSARs. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected term of the stock-based compensation awards and stock price volatility. During the first quarter of 2015, the Company began to exclusively utilize its own historical stock price volatility to estimate the expected stock price volatility over the expected term as the Company now believes that it has a sufficient amount of experience as a public company to provide a reasonable basis for the calculation of the expected stock price volatility. For common stock options and SSARs granted prior to the first quarter of 2015, the Company used blended volatility to estimate expected volatility. Blended volatility included a weighting of the Company’s historical volatility from the date of its IPO to the respective grant date and an average of the Company’s peer group historical volatility consistent with the expected term of the common stock options. The Company’s peer group volatility included the historical volatility of certain companies that shared similar characteristics in terms of revenue size and industry. This change in estimate did not have a material impact on the results of operations for the three months ended March 31, 2016 and 2015. The Company uses its own historical activity related to common stock option exercises and post-vesting forfeitures in order to estimate the expected term of its common stock option awards. The risk-free interest rate used to value common stock option awards is based on the U.S. Treasury yield curve with a remaining term equal to the expected term assumed at the grant date. The assumptions used in calculating the fair value of stock-based compensation awards represent management’s best estimate and involve inherent uncertainties and the application of management judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different in the future.

For the three months ended March 31, 2016 and 2015, the Company recorded stock-based compensation expenses of approximately $5.9 million and $6.5 million, respectively, related to common stock option grants and SSARs.

As of March 31, 2016, there was approximately $44.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested employee and non-employee director common stock options and SSARs. The remaining cost is expected to be recognized over a weighted-average period of approximately 2.7 years.

Restricted Stock Units

The following provides a summary of the restricted stock unit activity for the Company for the three months ended March 31, 2016:

	Number of Shares Underlying Outstanding Restricted Stock Units	Weighted- Average Grant Date Fair Value

Outstanding as of January 1, 2016	1,333,182	$30.93
Granted	1,265,969	25.98
Vested	(82,162)	26.60
Forfeited	(71,552)	28.81

Outstanding as of March 31, 2016	2,445,437	$28.57

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

The total intrinsic value of restricted stock units vested during the three months ended March 31, 2016 was approximately $2.2 million. The total intrinsic value of restricted stock units outstanding as of March 31, 2016 was approximately $70.7 million.

For the three months ended March 31, 2016 and 2015, the Company recorded stock-based compensation expenses of approximately $4.1 million and $2.3 million, respectively, related to restricted stock unit awards.

As of March 31, 2016, there was approximately $53.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units. The remaining cost is expected to be recognized over a weighted-average period of approximately 3.3 years.

MVSSSARs

The following provides a summary of the MVSSSARs activity for the Company for the three months ended March 31, 2016:

	Number of Shares	Weighted- Average Exercise Price

Outstanding as of January 1, 2016	894,829	$27.53
Granted	—	$—
Exercised	—	$—
Forfeited	(39,547)	$25.18

Outstanding as of March 31, 2016	855,282	$27.63

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

The total intrinsic value of MVSSSARs outstanding as of March 31, 2016 was approximately $2.5 million. The total intrinsic value of MVSSSARs exercisable as of March 31, 2016 was approximately $0.7 million.

For the three months ended March 31, 2016 and 2015, the Company recorded stock-based compensation expenses of approximately $0.4 million and $0.6 million, respectively, related to MVSSSARs.

As of March 31, 2016, there was approximately $2.3 million of total unrecognized compensation cost related to unvested MVSSSARs. The remaining cost is expected to be recognized over a weighted-average period of approximately 2.0 years.

For the three months ended March 31, 2016, the Company did not settle any MVSSSARs. For the three months ended March 31, 2015, the Company settled 32,617 MVSSSARs by issuing 8,389 shares of the Company’s common stock. If settlement of all outstanding MVSSSARs had occurred on March 31, 2016 at the predetermined cap on the maximum stock price at which point the instrument must be exercised, the Company would have issued 314,638 shares of the Company’s common stock.

(8)	Commitments and Contingencies

There have been no material changes to the Company’s commitments and contingencies from the information provided in Note 9, Commitment and Contingencies, of the Notes to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on February 26, 2016.

(9)	Subsequent Events

In April 2016, the Company closed on a transaction to acquire all of the outstanding shares of Industrial Codebox Holdings Limited (“Codebox”), a company incorporated in England and Wales that specializes in the development of desktop and web-based applications. The Company purchased Codebox for a total maximum purchase price of approximately $4.0 million. The total maximum purchase price includes approximately $1.2 million of contingent consideration payable upon the achievement of certain integration milestones as set forth in the purchase agreement governing the transaction.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2015 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 26, 2016. This Quarterly Report on Form 10-Q, except for historical financial information contained herein, contains forward-looking statements, including, but not limited to, statements regarding the value and effectiveness of our products, the introduction of product enhancements or additional products and our growth, expansion, fluctuation of currency and market leadership, that involve risks, uncertainties, assumptions and other factors which, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements containing the words, but not limited to, “predicts,” “plan,” “expects,” “focus,” “anticipates,” “believes,” “goal,” “target,” “estimate,” “potential,” “may,” “will,” “might,” “momentum,” “can,” “could,” “design,” “see,” “seek,” “forecast” and similar words. We intend all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected in such statements due to various factors, including but not limited to:

•	risk and uncertainties inherent in our business;

•	our ability to attract new customers and retain existing customers;

•	our ability to effectively sell, service and support our products;

•	our ability to adapt to changing licensing and go to market business models;

•	our ability to manage our international operations;

•	our ability to effectively predict the amount and timing of our sales;

•	our ability to compete effectively;

•	our ability to develop and introduce new products and add-ons or enhancements to existing products;

•	our ability to continue to promote and maintain our brand in a cost-effective manner;

•	our ability to manage growth;

•	our ability to attract and retain key personnel;

•	currency fluctuations that affect our revenue and expenses;

•	fluctuation in our effective income tax rates;

•	our ability to effectively control or reduce operating expenses;

•	our ability to successfully integrate acquisitions into our business;

•	the scope and validity of intellectual property rights applicable to our products;

•	adverse economic conditions in general and adverse economic conditions specifically affecting the markets in which we operate; and

•	other risks discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this Quarterly Report on Form 10-Q.

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

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided to help provide an understanding of our financial condition and results of operations. This item of our Quarterly Report on Form 10-Q is organized as follows:

•	Overview including Key Financial Metrics and Trends. This section provides a general description of our business, the key financial metrics that we use in assessing our performance, and anticipated trends that we expect to affect our financial condition and results of operations.

•	Consolidated Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2016 and 2015.

•	Foreign Exchange Rates. This section discusses the impact of foreign exchange rate fluctuations for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

•	Seasonality. This section discusses the seasonality in the sale of our products and services.

•	Liquidity and Capital Resources. This section provides an analysis of our cash flows for the three months ended March 31, 2016 and 2015, a discussion of our capital requirements, and the resources available to us to meet those requirements.

•	Critical Accounting Policies and Estimates. This section discusses accounting policies that are considered important to our financial condition and results of operations. These accounting policies require significant judgment or require estimates on our part in applying them. Our significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 2 to the unaudited consolidated financial statements.

•	Contractual Obligations and Commitments. This section discusses contractual obligations and commitments expected to have an effect on our liquidity and cash flow in future periods.

•	Off-Balance Sheet Arrangements. This section discusses off-balance sheet arrangements expected to have an effect on our liquidity and cash flow in future periods.

•	Inflation. This section discusses how inflation could impact our financial condition and results of operations.

•	Recent Accounting Pronouncements. This section provides for recent accounting pronouncements that could impact our financial condition and results of operations.

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

We currently operate in one business segment, namely, the development, commercialization and implementation of software products and related services. See Note 7, Business and Geographic Segment Information, of the Notes to the Consolidated Financial Statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K, filed with the SEC on February 26, 2016, for information regarding our business and the geographies in which we operate. We have a diversified distribution model that consists of a direct sales force, a partner network of solution providers (or resellers), original equipment manufacturer (“OEM”) relationships and system integrators.

We have grown our customer base to approximately 39,000 active customers as of March 31, 2016 and increased our revenue at approximately a 14% compound annual growth rate from January 1, 2012 through March 31, 2016. Our software products are licensed by customers in various industries such as aerospace, automotive, banking, construction, consumer products, education, engineering, government, healthcare, industrial, insurance, manufacturing, media and entertainment, natural resources, pharmaceuticals and biotech, retail, real estate, technology, securities and investments, telecommunications, transportation and utilities. We have customers in over 100 countries and approximately 70% and 72% of our revenue for the three months ended March 31, 2016 and 2015, respectively, was derived internationally.

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

We generally license our software products under perpetual licenses which typically include one year of maintenance as part of the initial purchase price of the product. Our customers can renew, and generally have renewed, their maintenance agreements on an annual basis for a fee that is based upon a percentage of the initial license fee paid. For the three months ended March 31, 2016, our total revenue was comprised of approximately 43% license revenue, 46% maintenance revenue and 11% professional services revenue. For the three months ended March 31, 2015, our total revenue was comprised of approximately 45% license revenue, 44% maintenance revenue and 11% professional services revenue. Total billings from our OEM relationships accounted for approximately 6% and 5% of our total billings during the three months ended March 31, 2016 and 2015, respectively. Additionally, our online Qlik Community provides us with a loyal and growing network of users who promote our software, provide support for other users and contribute valuable insights and feedback for our product development efforts.

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

From a risk perspective, we have had to address the impact of the recessionary global environment during the past several years, and the unsettled global economic environment could affect our operating results in future periods. Approximately 70% of our revenue during the three months ended March 31, 2016 was derived internationally, of which approximately 50% was derived in Europe. Approximately 72% of our revenue during the three months ended March 31, 2015 was derived internationally, of which approximately 52% was derived in Europe. We have faced pricing pressure from some of our competitors and we seek to minimize the impact by demonstrating the value delivered by our visual analytics solutions in comparison to these other BI products. Also, the growth in our business has required the continued hiring of experienced staff across all of our geographic territories. To aid this effort we have focused on improving our local recruiting initiatives, as well as on developing further internal training programs to prepare employees for greater responsibilities.

We believe global economic conditions remain unstable and have contributed to an increase in the average length of time in our sales cycles. In addition, these conditions may result in an increase in the average length of time it takes to collect outstanding accounts receivable.

Key Financial Metrics and Trends

Revenue

Our revenue is comprised of license, maintenance and professional services. We generally license our software under perpetual licenses which typically include one year of maintenance as part of the initial purchase price of the products. License revenue reflects the revenue recognized from sales of licenses to new customers and additional licenses to existing customers. Approximately 74% of total license and first year maintenance billings were generated from existing customers for the three months ended March 31, 2016 and approximately 66% of total license and first year maintenance billings were generated from existing customers for the three months ended March 31, 2015. Based upon our land and expand sales strategy, we expect that on an annual basis the contribution of license and first year maintenance from existing customers will continue to exceed the contribution of license and first year maintenance from new customers. Customers can renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. Customers with current maintenance agreements are entitled to receive unspecified upgrades and enhancements when and if they become available. We have experienced growth in maintenance revenue primarily due to increased license sales and growth in our customer base and strong renewal rates. In each of the three months ended March 31, 2016 and 2015, our annual maintenance renewal rates were greater than 90%. Professional services revenue is comprised of training, installation and other consulting revenues, and represented approximately 11% of total revenues for the three months ended March 31, 2016 and 2015. We do not expect the percentage contribution to change significantly during the near term. The contribution from our partner network has grown over time and we anticipate that revenues from partners will continue to be more than 50% of total revenue. Given the size of the U.S. market and our current penetration there, we expect that the U.S. will represent our largest growth opportunity in terms of absolute U.S. dollars during the near term and will likely be an important contributor to future revenue growth. Due to the global diversity of our customer base, our results are impacted by movements in the currencies of the major territories in which we operate. The primary foreign currencies generally impacting our results are the Swedish kronor, the euro and the British pound. Inflation and changing prices had no material effect on our revenue or loss from operations during the three months ended March 31, 2016 and 2015.

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

Operating Expenses

We classify our operating expenses into three categories: sales and marketing, research and development, and general and administrative. Our operating expenses primarily consist of personnel costs, sales commissions, travel and entertainment costs, marketing program costs, facilities, legal, accounting, outside contractors and consultants, the cost of our annual employee summit each year prior to 2016, other professional services costs and depreciation and amortization. Personnel costs include salaries, employee benefit and social costs, bonuses and stock-based compensation. Historically, we have focused on the continued growth of our license revenues, and as a result, sales and marketing has represented the largest amount of total expenses both in absolute dollar terms and as a percentage of total revenue.

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

In evaluating our ability to realize deferred tax assets, we consider all available positive and negative evidence. Our negative evidence includes historical operating losses generated by certain subsidiaries. Our positive evidence includes historical operating income at certain subsidiaries as well as projected future taxable income. In determining future taxable income, we make assumptions for the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require us to make judgments about our future taxable income and are consistent with the plans and estimates we use to manage our business

Impact of Foreign Currency Translation

For the three months ended March 31, 2016 and 2015, approximately 68% and 69%, respectively, of our revenues were earned in foreign denominated currencies, including the euro, the British pound and the Swedish kronor. We continue to monitor our foreign exchange risk in part through operational means, including monitoring the proportion of same-currency revenues in relation to same-currency costs and the proportion of same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, changes in those currencies relative to the U.S. dollar will impact our revenues and expenses. If the U.S. dollar weakens against a specific foreign currency, our revenues will increase having a positive impact on net income, and our overall expenses will increase, having a negative impact on net income. Likewise, if the U.S. dollar strengthens against a specific foreign currency, our revenues will decrease having a negative impact on net income, and our overall expenses will decrease, having a positive impact on net income. Therefore, significant shifts in foreign currencies can impact our short-term results, as well as our long-term forecasts and targets.

Foreign currency exchange rate fluctuations negatively impacted total revenue for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 by approximately $3.6 million, principally driven by the overall strengthening of the U.S. dollar relative to the foreign currencies in which we operate. Total cost of revenue and operating expenses for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 were positively impacted as a result of foreign exchange rate fluctuations by approximately $3.4 million, principally driven by the overall strengthening of the U.S. dollar relative to the foreign currencies in which we operate.

Consolidated Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

Revenue

The following table sets forth revenue by source:

	Three Months Ended March 31,
	2016		2015
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period-to-Period Change
	(unaudited)
	(dollars in thousands)

Revenue:
License revenue	$59,833	43.3%	$54,807	45.6%	$5,026	9.2%
Maintenance revenue	63,601	46.1%	52,670	43.8%	10,931	20.8%
Professional services revenue	14,596	10.6%	12,787	10.6%	1,809	14.1%

Total revenue	$138,030	100.0%	$120,264	100.0%	$17,766	14.8%

Revenue was approximately $138.0 million for the three months ended March 31, 2016 compared to approximately $120.3 million for the three months ended March 31, 2015, an increase of approximately 15%. Total revenue for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 was negatively impacted by approximately $3.6 million, or approximately 3%, as a result of the strengthening of the U.S. dollar relative to the foreign currencies in which we operate. The increase in revenue from the prior year period was primarily driven by revenue growth in the Americas (includes North America and South America), Rest of World (includes Asia-Pacific, Middle East and Africa), the German region (includes Germany, Austria and Switzerland), France and Benelux (includes Belgium, the Netherlands, Luxembourg and Eastern Europe), which grew approximately 18%, 32%, 33% 28% and 21%, respectively, and contributed approximately $19.4 million in incremental total revenue. License revenue grew approximately $5.0 million, or approximately 9%, during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. License revenue for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 was negatively impacted by approximately $1.6 million, or approximately 3%, as a result of the strengthening of the U.S. dollar relative to the foreign currencies in which we operate. There was no material change in the pricing for our products during the period. The increase in revenue during the three months ended March 31, 2016 was achieved primarily by the continued growth of Qlik Sense. During the three months ended March 31, 2016, we closed 98 contracts that had total license and first year’s maintenance exceeding $100,000, compared to 88 contracts for the same period last year. Included in the deals exceeding $100,000, we closed 30 contracts that had total license and first year’s maintenance exceeding $250,000 during the three months ended March 31, 2016, compared to 17 contracts for the same period last year. Included in the deals exceeding $250,000, we closed five contracts that had total license and first year’s maintenance exceeding $1.0 million during the three months ended March 31, 2016, compared to three contracts for the same period last year. Amounts invoiced to existing customers represented approximately 82% of total billings during the three months ended March 31, 2016, resulting from our “land and expand” sales strategy, compared to approximately 80% during the three months ended March 31, 2015. Billings from our indirect partner channel for license and first year maintenance were approximately 63% of total license and first year maintenance billings for the three months ended March 31, 2016 compared to approximately 65% for the three months ended March 31, 2015. Maintenance revenue grew approximately 21% during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 driven by annual maintenance renewal rates of greater than 90% and an increase in our customer base. Maintenance revenue for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 was negatively impacted by approximately $1.7 million, or approximately 3%, as a result of the strengthening of the U.S. dollar relative to the foreign currencies in which we operate. Professional services revenue grew approximately 14% during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 due to an increase in our customer base. Professional services revenue for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 was negatively impacted by approximately $0.3 million, or approximately 2%, as a result of the strengthening of the U.S. dollar relative to the foreign currencies in which we operate. The overall revenue growth during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 may not be indicative of our future revenue growth, if any.

Cost of Revenue and Gross Profit

The following table sets forth cost of revenue and gross profit for each revenue source:

	Three Months Ended March 31,
	2016		2015
	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Period-to-Period Change
	(unaudited)
	(dollars in thousands)

Cost of Revenue:
Cost of license revenue	$1,512	2.5%	$1,972	3.6%	$(460)	-23.3%
Cost of maintenance revenue	3,873	6.1%	3,258	6.2%	615	18.9%
Cost of professional services revenue	17,387	119.1%	15,911	124.4%	1,476	9.3%

Total cost of revenue	$22,772	16.5%	$21,141	17.6%	$1,631	7.7%

Gross Profit:
License revenue	$58,321	97.5%	$52,835	96.4%	$5,486	10.4%
Maintenance revenue	59,728	93.9%	49,412	93.8%	10,316	20.9%
Professional services revenue	(2,791)	-19.1%	(3,124)	-24.4%	333	-10.7%

Total gross profit	$115,258	83.5%	$99,123	82.4%	$16,135	16.3%

Cost of revenue was approximately $22.8 million for the three months ended March 31, 2016 compared to approximately $21.1 million for the three months ended March 31, 2015, an increase of approximately 8%. Total cost of revenue for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was positively impacted as a result of foreign currency exchange rate fluctuations by approximately $0.4 million. Cost of license revenue largely consists of referral fees paid to third parties in connection with software license sales and the amortization of technology related intangible assets acquired. Cost of maintenance revenue increased approximately $0.6 million for the three months ended March 31, 2016 as compared to the same period in 2015 largely due to an increase in personnel costs of approximately $0.8 million and other maintenance costs of $0.1 million offset by a decrease in travel and entertainment costs of approximately $0.3 million largely due to a reduction in event costs as we transitioned to a virtual annual employee summit. Cost of professional services revenue increased approximately $1.5 million for the three months ended March 31, 2016 as compared to the same period in 2015 largely due to increased personnel costs of approximately $1.5 million as we continue to invest in the global expansion of our services organization. In addition, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, we had an increase in outside contractor costs and other cost of professional services revenue of approximately $0.7 million. These increases were offset by a decrease in travel and entertainment costs of approximately $0.7 million largely due to a reduction in event costs as we transitioned to a virtual annual employee summit.

Total gross profit increased approximately $16.1 million, or approximately 16%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 largely due to an increase in total revenue of approximately $17.7 million. The increase in our total gross profit during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 may not be indicative of our future gross profit. For the three months ended March 31, 2016, total gross margin increased to approximately 83.5% from 82.4% for the three months ended March 31, 2015. The increase in our total gross margin during the three months ended March 31, 2016 as compared to the same period in 2015 was primarily due to an increase in total revenue of approximately $17.7 million and a decrease in travel and entertainment costs largely due to a reduction in event costs as we transitioned to a virtual annual employee summit. The total gross margin during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 may not be indicative of our future gross margin.

Operating Expenses

The following table sets forth operating expenses as a percentage of revenue:

	Three Months Ended March 31,
	2016		2015
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period-to-Period Change
	(unaudited)
	(dollars in thousands)

Operating expenses:
Sales and marketing	$88,528	64.1%	$76,641	63.7%	$11,887	15.5%
Research and development	22,210	16.1%	17,395	14.5%	4,815	27.7%
General and administrative	29,341	21.3%	29,174	24.3%	167	0.6%

Total operating expenses	$140,079	101.5%	$123,210	102.4%	$16,869	13.7%

Sales and Marketing. Sales and marketing expenses increased approximately $11.9 million, or approximately 16%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. Sales and marketing expenses for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 were positively impacted as a result of foreign currency exchange rate fluctuations by approximately $2.2 million. The period-over-period increase in sales and marketing expenses was primarily attributable to an increase in personnel and commission costs of approximately $8.8 million (including a $0.3 million increase in stock-based compensation), reflecting higher employee headcount and higher variable compensation resulting from increased license revenue. In addition, we had an increase in marketing, advertising and public relations costs of approximately $2.4 million, an increase in other consulting and sales and marketing costs of approximately $1.3 million and an increase in facility and infrastructure costs of approximately $0.5 million. These increases were offset by a decrease in travel and entertainment costs of approximately $1.1 million largely due to a reduction in event costs as we transitioned to a virtual annual employee summit.

Research and Development. Research and development expenses increased approximately $4.8 million, or approximately 28%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. Research and development expenses for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 were positively impacted by foreign currency exchange rate fluctuations by approximately $0.4 million. The period-over-period increase in research and development expenses included an increase in personnel costs of approximately $4.7 million, an increase in other research and development costs, including outside professional fees, of approximately $1.0 million and an increase in facility and infrastructure costs of approximately $0.3 million. These increases were offset by a decrease in travel and entertainment costs of approximately $1.2 million largely due to a reduction in event costs as we transitioned to a virtual annual employee summit.

General and Administrative. General and administrative expenses increased approximately $0.2 million, or approximately 1%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. General and administrative expenses for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 were positively impacted as a result of foreign currency exchange rate fluctuations by approximately $0.4 million. The period-over-period increase in general and administrative expenses for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was largely due to an increase of approximately $2.5 million in personnel costs (including a $0.7 million increase in stock-based compensation). This increase was offset by a decrease in travel and entertainment costs of approximately $1.3 million largely due to a reduction in event costs as we transitioned to a virtual annual employee summit, a decrease in consulting costs largely related to information systems consulting of approximately $0.7 million and a decrease in facility and infrastructure costs of approximately $0.3 million.

Other Income, net.

During the three months ended March 31, 2016, other income, net was approximately $0.4 million and primarily consisted of net foreign exchange gains of approximately $0.3 million principally driven by the overall weakening of the U.S. dollar relative to the foreign currencies in which we operate and interest income, net of approximately $0.1 million. During the three months ended March 31, 2015, other income, net was approximately $1.4 million and primarily consisted of net foreign exchange gains.

Income Tax Expense.

For the three months ended March 31, 2016 and 2015, we determined that we were not able to make reliable estimates of the annual effective tax rate in the U.S., as relatively small changes in our projected income or loss produce significant variance in our annual effective tax rate in this jurisdiction. Therefore, we recorded the tax provision in the U.S., for the three months ended March 31, 2016 and 2015, based on the actual effective tax rate for these periods. We will continue to utilize this methodology until reliable estimates of the annual effective tax rate in the U.S. can be made. The effective tax rate for all other jurisdictions for the three months ended March 31, 2016 and 2015 was calculated based on an estimated annual effective tax rate as adjusted for discrete items.

For the three months ended March 31, 2016, we recorded income tax expense of approximately $2.6 million, which resulted in an effective tax rate of approximately (10.6%), compared to income tax expense of approximately $7.7 million, or an effective tax rate of approximately (33.8%), for the three months ended March 31, 2015. As of March 31, 2016, a full valuation allowance continues to be recorded against our U.S. and Swedish deferred income tax assets, based on an analysis of positive and negative evidence, including analyzing three-year cumulative pre-tax income or loss as well as other quantitative and qualitative information. The effective tax rates for the three months ended March 31, 2016 and 2015 are primarily driven by foreign tax rate differentials, the effects of permanent differences and the changes in the valuation allowance on deferred income tax assets. The primary differences between the effective tax rates for the three months ended March 31, 2016 and 2015 relate to relative differences in the distribution of income and losses in jurisdictions in which we operate, changes in the valuation allowances against deferred income tax assets, the impact of the permanent differences and discrete items.

Due to the relative difference in the projected annual distribution of income and losses where we operate compared to our actual results for the three months ended March 31, 2016, including the recognition of certain discrete items in the period and due to losses incurred in jurisdictions for which a tax benefit cannot be recognized, the year-to-date effective tax rate may differ significantly from our full year effective tax rate. Our effective tax rate is also impacted significantly by non-deductible stock-based compensation incurred in various jurisdictions. As the projection and distribution of income changes throughout 2016, the year-to-date effective tax rate will change from quarter to quarter.

Our liability for unrecognized tax benefits (including penalties and interest) was approximately $1.5 million as of March 31, 2016 and December 31, 2015. We do not expect that the total amount of unrecognized tax benefits will change significantly during the next twelve months. See Note 7, Income Tax Provision, of the Notes to the Consolidated Financial Statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K, filed with the SEC on February 26, 2016, for more detailed information regarding unrecognized tax benefits.

Foreign Exchange Rates

We conduct business in our foreign operations in local currencies. Accordingly, our revenue and operating expense results presented above are affected by changes in foreign exchange rates. Income and expense accounts are translated at the average monthly exchange rates during the period.

Foreign currency exchange rate fluctuations negatively impacted total revenue for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 by approximately $3.6 million, principally driven by the overall strengthening of the U.S. dollar relative to the foreign currencies in which we operate. Total cost of revenue and operating expenses for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 were positively impacted as a result of foreign exchange rate fluctuations by approximately $3.4 million, principally driven by the overall strengthening of the U.S. dollar relative to the foreign currencies in which we operate.

Seasonality

Our quarterly results reflect seasonality in the sale of our products and services. Historically, we have experienced a pattern of increased license sales in the fourth quarter which can make it difficult to achieve sequential revenue growth in the first quarter. In addition, our European operations generally provide lower revenues in the summer months because of the generally reduced level of economic activity in Europe during those months. Similarly, our gross margins and results of operations have been affected by these historical trends because the majority of our expenses are relatively fixed in the near-term. The timing of revenues in relation to our expenses, much of which does not vary directly with revenue, has an impact on the cost of revenue, sales and marketing expense, research and development expense and general and administrative expense as a percentage of revenue in each calendar quarter during the year. The majority of our expenses is personnel-related and includes salaries, stock-based compensation, benefits and incentive-based compensation plan expenses. As a result, we have not experienced significant seasonal fluctuations in the timing of expenses from period to period, other than an increase in total operating expenses during the first quarter of each year prior to 2016 as a result of our annual employee summit and an increase in sales and marketing expenses in the second quarter of each year due to our annual event for customers, partners and investors. On a quarterly basis, we have usually generated the majority of our revenues in the final month of each quarter and a significant amount in the last two weeks of a quarter. We believe this is due to customer buying patterns typical in this industry. Although these seasonal factors are common in the technology sector, historical patterns should not be considered a reliable indicator of our future sales activity or performance.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents and the on-going collection of our accounts receivable. As of March 31, 2016, we had cash and cash equivalents totaling approximately $370.0 million, net accounts receivable of approximately $144.6 million and working capital of approximately $277.0 million. Our cash and cash equivalents held domestically were approximately $221.7 million as of March 31, 2016. We believe that our cash and cash equivalents balances in the U.S. are currently sufficient to fund our U.S. operations. As of March 31, 2016, cash and cash equivalents held by foreign subsidiaries were approximately $148.3 million, which include undistributed earnings of foreign subsidiaries indefinitely invested outside of the U.S. of approximately $26.5 million. Except as required under U.S. tax law, we do not accrue for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to continue to invest such undistributed earnings outside of the U.S. If these funds are needed for our operations in the U.S., we would be required to accrue and, subsequent to the full utilization of our existing net operating loss carryforwards, pay U.S. taxes to repatriate these funds.

Our capital expenditures for the three months ended March 31, 2016 were approximately $2.3 million, comprised primarily of additional leasehold improvements, furniture and fixtures and computer equipment.

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

The following table shows selected balance sheet data as well as our cash flows from operating activities, investing activities, and financing activities for the stated periods (in thousands):

	March 31,	December 31,
	2016	2015
	(unaudited)
	(in thousands)
Cash and cash equivalents	$369,950	$320,058
Accounts receivable, net	144,628	236,717
Deferred revenue	176,524	180,411
Working capital	277,044	289,184

	Three Months Ended March 31,
	2016	2015
	(unaudited)
	(in thousands)
Cash flow activities
Net cash provided by operating activities	$41,710	$36,017
Net cash used in investing activities	(2,279)	(2,986)
Net cash provided by financing activities	6,556	13,413

Cash and Cash Equivalents

Our cash and cash equivalents at March 31, 2016 were held for working capital purposes and were invested primarily in bank deposits and money market accounts having less than 90 day maturities. We do not enter into investments for trading or speculative purposes. These balances could be impacted if the underlying depository institutions or the guarantors fail or could be subject to adverse conditions in the financial markets. We can provide no assurances that access to our funds will not be impacted by adverse conditions in the financial markets.

Cash Flows

Operating Activities

Net cash provided by operating activities was approximately $41.7 million for the three months ended March 31, 2016. We incurred non-cash expenses totaling approximately $10.5 million for the three months ended March 31, 2016. Non-cash expenses primarily consisted of stock-based compensation expense, provisions for bad debt, foreign currency gains and losses, and depreciation and amortization expense. In addition, we incurred an excess tax benefit from stock-based compensation of approximately $1.8 million for the three months ended March 31, 2016.

The change in certain assets and liabilities resulted in a net source of cash of approximately $60.0 million for the three months ended March 31, 2016. Net cash provided by operating activities is driven by sales of our products. Collection of accounts receivable from the sale of our products is a significant component of our cash flows from operating activities, as is the change in deferred revenue related to these sales. In addition, net cash provided by operating activities for the three months ended March 31, 2016 reflects income tax payments made of approximately $1.5 million.

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

Investing Activities

Net cash used in investing activities was approximately $2.3 million for the three months ended March 31, 2016. Cash used in investing activities for the three months ended March 31, 2016 was primarily used for capital expenditures related to leasehold improvements, furniture and fixtures and computer equipment.

Net cash used in investing activities was approximately $3.0 million for the three months ended March 31, 2015. Cash used in investing activities for the three months ended March 31, 2015 was primarily used for capital expenditures related to leasehold improvements, furniture and fixtures and computer equipment.

Financing Activities

Net cash provided by financing activities was approximately $6.6 million for the three months ended March 31, 2016. Net cash provided by financing activities included proceeds from the exercise of common stock options of approximately $4.8 million and an excess tax benefit from stock-based compensation of approximately $1.8 million.

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

For the three months ended March 31, 2016 and 2015, Non-GAAP loss from operations is determined by taking U.S. GAAP loss from operations and adding back stock-based compensation expense, employer payroll taxes on stock transactions, the amortization of intangible assets, non-routine corporate governance and shareholder matters and contingent consideration adjustments. Non-GAAP net loss is determined by taking U.S. GAAP loss before income taxes and adding back stock-based compensation expense, employer payroll taxes on stock transactions, the amortization of intangible assets, non-routine corporate governance and shareholder matters, contingent consideration adjustments and the result is tax affected at an estimated long-term effective tax rate of 30%. We believe that the effective tax rate used in the Non-GAAP net loss and related per diluted common share calculations are reasonable estimates of the long-term normalized effective tax rate under our global structure. We believe these adjustments provide useful information to both management and investors due to the following factors:

•	Stock-based compensation. Although stock-based compensation is an important aspect of the compensation of our employees and executives, determining the fair value of the stock-based instruments involves a high degree of judgment and estimation and the expense recorded may bear little resemblance to the actual value realized upon the future exercise or termination of the related stock-based awards. Furthermore, unlike cash compensation, the value of stock-based compensation is determined using a complex formula that incorporates factors, such as market volatility, that are beyond our control. We believe it is useful to exclude stock-based compensation in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies.

•	Employer payroll taxes on stock transactions. The amount of employer payroll taxes on stock transactions is dependent on our stock price and other factors that are beyond our control and which we believe do not correlate to the operation of our business.

•	Amortization of intangible assets. A portion of the purchase price of our acquisitions is generally allocated to intangible assets, such as intellectual property, and is subject to amortization. However, we do not acquire businesses on a predictable cycle. Additionally, the amount of an acquisition’s purchase price allocated to intangible assets and the term of its related amortization can vary significantly and are unique to each acquisition. Therefore, we believe that the presentation of Non-GAAP financial measures that adjust for the amortization of intangible assets provides investors and others with a consistent basis for comparison across accounting periods.

•	Non-routine corporate governance and shareholder matters. Beginning in the first quarter of 2016, we began incurring professional services fees related to non-routine corporate governance and shareholder matters. We believe these fees are not representative of our on-going operating costs.

•	Contingent consideration adjustment. We periodically enter into business combinations which may contain contingent consideration arrangements. At each reporting date, we measure these contingent consideration liabilities at fair value until the contingencies are resolved. We believe that these costs are generally non-recurring and do not correlate to the ongoing operation of our business.

The following is a reconciliation of Non-GAAP loss from operations, Non-GAAP net loss and Non-GAAP net loss per common share to the most comparable U.S. GAAP measure for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(unaudited)
	(in thousands, except share and per share data)
Reconciliation of Non-GAAP loss from operations:
GAAP loss from operations	$(24,821)	$(24,087)
Stock-based compensation expense	10,384	9,397
Employer payroll taxes on stock transactions	756	142
Amortization of intangible assets	936	905
Non-routine corporate governance and shareholder matters	382	—
Contingent consideration adjustment	70	106

Non-GAAP loss from operations	$(12,293)	$(13,537)

Reconciliation of Non-GAAP net loss:
GAAP net loss	$(27,014)	$(30,320)
Stock-based compensation expense	10,384	9,397
Employer payroll taxes on stock transactions	756	142
Amortization of intangible assets	936	905
Non-routine corporate governance and shareholder matters	382	—
Contingent consideration adjustment	70	106
Income tax adjustment (1)	6,164	11,292

Non-GAAP net loss	$(8,322)	$(8,478)

Reconciliation of Non-GAAP loss per share:
Non-GAAP net loss per common share - basic and diluted	$(0.09)	$(0.09)

GAAP net loss per common share - basic and diluted	$(0.29)	$(0.33)

Weighted average number of common shares outstanding - basic and diluted	93,431,206	90,999,316

(1)	Income tax adjustment is used to adjust the U.S. GAAP income tax expense to a Non-GAAP income tax benefit by taking U.S. GAAP loss before income taxes and adding back stock-based compensation expense, employer payroll taxes on stock transactions, the amortization of intangible assets, non-routine corporate governance and shareholder matters and contingent consideration adjustments and applying an estimated long-term effective tax rate of 30%.

The following table reflects the impact of changes in foreign currency exchange rates from the prior year periods on the reported amounts of total revenue for the three months ended March 31, 2016. To determine the revenue growth rates on a constant currency basis for the three and nine months ended September 30, 2015, revenue from entities reporting in foreign currencies was translated into U.S. dollars using the comparable prior year period’s monthly average foreign currency exchange rates.

	Three months ended March 31,
	2016	2015	% change
	(unaudited)
	(in thousands)
Constant currency reconciliation:
Total revenue, as reported	$138,030	$120,264	15%
Estimated impact of foreign currency fluctuations			3%

Total revenue constant currency growth rate			18%

Critical Accounting Policies and Estimates

We prepare our unaudited consolidated financial statements in accordance with U.S. GAAP. The preparation of unaudited consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. We believe that these accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. Our significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K, filed with the SEC on February 26, 2016. Since the date of those financial statements, there have been no material changes to our critical accounting policies and use of estimates.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements, as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K, as of March 31, 2016 and December 31, 2015.

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

Market Risk

We are exposed to certain financial risks, including fluctuations in foreign currency exchange rates and interest rates. We manage our exposure to these market risks through internally established policies and procedures. Our policies do not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. We do not use financial instruments for trading purposes and we are not a party to any leveraged derivatives. We monitor our underlying market risk exposures on an ongoing basis and, when appropriate, may use hedging strategies to mitigate these risks.

Interest Rate Sensitivity

We had cash and cash equivalents of approximately $370.0 million at March 31, 2016 and approximately $320.1 million at December 31, 2015. We held these amounts in cash or money market funds.

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

Foreign Exchange Risk

We market our products in the Americas, Europe, the Asia-Pacific Regions, the Middle East and Africa and largely develop our products in Europe and the U.S. As a result of our business activities in foreign countries, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that foreign currency exchange rate fluctuations will not harm our business in the future. We sell our products in certain countries in the local currency of the respective country. There is a risk that we will have to adjust local currency product pricing due to the competitive pressure when there has been significant volatility in foreign exchange rates. In addition, a vast majority of our product development activities are principally based at our facility in Lund, Sweden. This provides some natural hedging because most of our subsidiaries’ operating expenses are denominated in their local currencies. Regardless of this natural hedging, our results of operations may be adversely impacted by the foreign exchange rate fluctuation. We will continue to monitor our exposure to foreign currency fluctuations and, when appropriate, we may use financial hedging techniques to minimize the effect of these fluctuations. We may choose not to continue to hedge certain foreign exchange exposure for a variety of reasons, including accounting considerations and the prohibitive economic cost of hedging particular exposure.

We use derivative instruments, specifically, short-term foreign currency forward contracts to hedge certain exposures to fluctuations in foreign currency exchange rates. We use these short-term foreign currency forward contracts to manage foreign currency exchange rate risks related to certain intercompany borrowings and certain contingent consideration liabilities that are utilized to fund operations. We execute these short-term foreign currency forward contracts with financial institutions that hold an investment grade credit rating. These short-term foreign currency forward contracts do not meet the requirements for hedge accounting, and are recorded on our consolidated balance sheet as either an asset or liability measured at fair value at the balance sheet date.

As of March 31, 2016, we had two short-term foreign currency forward contracts outstanding. As of March 31, 2016, the unrealized gain on our short-term foreign currency forward contracts was approximately $0.1 million and is recorded within other current assets on the consolidated balance sheet. As of December 31, 2015, we had two short-term foreign currency forward contracts outstanding. As of December 31, 2015, the net unrealized gain on our short-term foreign currency forward contract was approximately $0.1 million and was recorded within other current assets on the consolidated balance sheet.

For the three months ended March 31, 2016, the unaudited consolidated statement of operations reflects a net loss of approximately $3.9 million, within foreign exchange gain, net, related to short-term foreign currency forward contracts. For the three months ended March 31, 2015, the unaudited consolidated statement of operations reflects a net gain of approximately $9.9 million, within foreign exchange gain, net, related to short-term foreign currency forward contracts. Cash flows received or paid in connection with the settlement of short-term foreign currency forward contracts are included in cash flows from operating activities in the period in which the short-term foreign currency forward contracts are settled.

Foreign exchange risk exposures arise from transactions denominated in a currency other than our functional currency and from foreign denominated revenue and profit translated into U.S. dollars. Approximately 68% and 69% of our revenues for the three months ended March 31, 2016 and 2015, respectively, were earned in foreign denominated currencies other than the U.S. dollar. The principal foreign currencies in which we conduct business are the euro, the Swedish kronor and the British pound. The translation of currencies in which we operate into the U.S. dollar may affect consolidated revenues and gross profit margins as expressed in U.S. dollars. We seek to manage our foreign exchange risk in part through operational means, including managing same-currency revenues in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, changes in those currencies relative to the U.S. dollar will impact our revenues and expenses. If the U.S. dollar weakens against a specific foreign currency, our revenues will increase having a positive impact on net income, and our overall expenses will increase, having a negative impact on net income. Likewise, if the U.S. dollar strengthens against a specific foreign currency, our revenues will decrease having a negative impact on net income, and our overall expenses will decrease, having a positive impact on net income. Therefore, significant shifts in foreign currencies can impact our short-term results, as well as our long-term forecasts and targets.

Our actual future gains and losses may differ materially due to the inherent limitations with the timing and amount of changes in foreign currency exchange rates and our actual exposure and positions.

Item 4.	Controls and Procedures

Evaluation of Disclosure and Control Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2016, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our intellectual property is an essential element of our business. We own trademarks for the “Qlik®,” “QlikTech®,” “Qlik Sense®,” “QlikView®,” “Qlik® Cloud,” “Qlik® DataMarket,” “Qlik® Analytics Platform” and our logos. We rely on a combination of copyright, patent, trademark, trade dress and trade secrecy laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights both domestically and abroad. These laws, procedures and restrictions provide only limited protection. As of March 31, 2016, we had eight issued U.S. patents and had ten pending applications for U.S. patents. In addition, as of March 31, 2016, we had seven issued and 21 pending applications for foreign patents. Any future patents issued to us may be challenged, invalidated or circumvented. Any patents that might be issued in the future, with respect to pending or future patent applications, may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. We endeavor to enter into agreements with our employees and contractors and with parties with whom we do business in order to limit access to and disclosure of our proprietary information.

ITEM 1A.	RISK FACTORS

The following description of risk factors include any material changes to, and supersedes the description of, risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 26, 2016, under the heading “Risk Factors.” Our business, financial condition and operating results can be affected by a number of factors, whether current known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and the price of our common stock.

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

We compete in a market characterized by rapid technological advances in software development, evolving standards in software technology and frequent new product introductions and enhancements. To succeed, we must continually expand and refresh our product offerings to include newer features or products, such as the launch of Qlik Sense in 2014, and enter into agreements allowing integration of third-party technology into our products. The introduction of new products or updated versions of continuing products has inherent risks, including, but not limited to:

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

Despite our release of Qlik Sense in September 2014, and the incremental revenue derived from Qlik Sense during the three months ended March 31, 2016, the year ended December 31, 2015 and the expected revenue to be derived in the future, we have and continue to be heavily dependent on our QlikView product. Our business would be harmed by a decline in demand for, or in the price of, our software products as a result of, among other factors:

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

We rely on third-party channel partners to sell a substantial portion of our products, and if these channel partners fail to perform, our ability to sell and distribute our products and services will be limited, and our operating results and financial condition will be harmed.

In addition to our direct sales force, we use indirect channel partners, such as distribution partners, value-added resellers, system integrators and OEMs to license and support our software products. For the three months ended March 31, 2016 and 2015, transactions by indirect channel partners accounted for more than 50% of our total product licenses and first year maintenance billings. We expect to continue to rely substantially on our channel partners in the future.

Our channel partners may offer customers the products of several different companies, including products that compete with ours. Our channel partners may be unsuccessful in marketing, selling and supporting our products and services. If we are unable to develop and maintain effective sales incentive programs for our channel partners, we may not be able to incentivize these partners to sell our products to end-customers and, in particular, to large enterprises. These partners may also market, sell and support products and services that are competitive with ours and may devote more resources to the marketing, sales, and support of such competitive products. In order to develop and expand our distribution channel, we must continue to scale and improve our processes and procedures that support our channel partners, including investment in systems and training. These processes and procedures may become increasingly complex and difficult to manage as we grow our organization.

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

Our channel partner sales structure could subject us to lawsuits, potential liability, and reputational harm if, for example, any of our channel partners misrepresent the functionality of our products or services to end-customers or violate laws or our corporate policies

If we are unable to expand our direct sales capabilities and increase sales productivity, we may not be able to generate increased revenues.

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

We have operations in many areas of the world and are exposed to foreign currency exchange rate fluctuations that could harm our business, operating results and financial condition. A significant portion of our revenues, expenses, assets and liabilities are, and are expected to continue to be, denominated in foreign currencies, which exposes us to adverse changes in foreign currency exchange rates. To the extent such denomination in foreign currencies does occur, transactional gains and losses, as well as translational gains and losses, have and may continue to contribute to fluctuations in our results of operations and adjustments to our financial guidance. For example, the strengthening of the U.S. dollar relative to other currencies in which we operate negatively impacted our reported total revenue and loss from operations during the three months ended March 31, 2016 and 2015. These exposures may change over time as our business and business practices evolve, and they could harm our financial results and cash flows.

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

For additional information on our foreign currency exchange rate risk, refer to “- Foreign Exchange Risk” in Item 7A - Quantitative and Qualitative Disclosures About Market Risk, which is included in this Quarterly Report on Form 10-Q.

Managing our international operations is complex and our failure to do so successfully could harm our business, operating results and financial condition.

We receive a significant portion of our total revenue from international sales from foreign direct and indirect operations. International revenues accounted for approximately 70% of our total revenue for the three months ended March 31, 2016 and approximately 68% of our total revenue for the year ended December 31, 2015. We have facilities located in Australia, Austria, Belgium, Brazil, Canada, China, Denmark, Finland, France, Germany, Hong Kong, Iceland, India, Italy, Japan, the Netherlands, Norway, Poland, Portugal, Russia, Singapore, Spain, Sweden, Switzerland, the United Arab Emirates and the United Kingdom. We expect to continue to add personnel in these and additional countries. Our international operations require significant management attention and financial resources.

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

As of March 31, 2016, we had eight issued U.S. patents and ten pending applications for U.S. patents expiring at various times ranging from 2017 through 2032 and seven issued and 21 pending applications for foreign patents expiring at various times ranging from 2017 through 2036. In September 2015, our early patent, Method And Device For Extracting Information From A Database, which was filed in September 1995 in the U.S. and multiple European territories, expired. We do not expect the expiration of these patents to materially affect our business, operations or products. We rely on a combination of copyright, trademark, patent, trade secrets, confidentiality procedures and contractual commitments to protect our proprietary information. For example, we license our software products pursuant to click-wrap or signed license agreements that impose certain restrictions on a licensee’s ability to utilize the software. We also seek to avoid disclosure of our intellectual property, including by requiring those persons with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code.

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

As of March 31, 2016, we held approximately $148.3 million, or approximately 40%, of our cash and cash equivalents outside of the U.S. We use our foreign held cash by reinvesting it in our foreign operations. Our current intention is to continue to reinvest our foreign earnings in our foreign operations. Our current plans do not anticipate a need to repatriate cash to fund our domestic operations. In the event cash from foreign operations is needed to fund operations in the U.S. or our foreign cash balance continues to grow such that we are unable to reinvest such cash outside of the U.S., it may become increasingly likely that we would repatriate some of our foreign cash balances to the U.S. In such event, we would be subject to additional income taxes in the U.S.

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

Our business could be negatively affected as a result of activist stockholders.

We could be negatively affected as a result of stockholder activism, which could cause us to incur significant expense, hinder execution of our business strategy and impact the trading value of our securities. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing in publicly traded companies in recent years. For example, a stockholder, Elliott Associates, L.P. and affiliates, filed a Schedule 13D in March 2016 stating they own approximately 10% of our common stock and expressing an intent to engage in substantive discussions with our management, our Board of Directors and others relating to strategic and operational opportunities for us that such activist stockholder believes would meaningfully increase value to stockholders. Responding to actions by an activist stockholder can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees. Additionally, perceived uncertainties as to our future direction as a result of stockholder activism or changes to the composition of our board of directors may lead to the perception of a change in the direction of our business or other instability, which may be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel. If customers choose to delay, defer or reduce transactions with us or do business with our competitors instead of us because of any such issues, then our business, operating results, and financial condition would be adversely affected. Also, we may be required to incur significant legal fees and other expenses related to activist stockholder matters. Any of these impacts could materially and adversely affect our operating results or result in changes in our management team or our Board of Directors. In addition, our stock price may experience periods of increased volatility as a result of stockholder activism.

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

We are a Delaware corporation, and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder even if a change of control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Our restated certificate of incorporation and amended and restated bylaws:

•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt

•	do not provide for cumulative voting in the election of directors which would allow holders of less than a majority of the stock to elect some directors

•	establish a classified board of directors, as a result of which the successors to the directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following their election

•	require that directors only be removed from office for cause

•	provide that vacancies on the board of directors, including newly-created directorships, may be filled only by a majority vote of directors then in office

•	limit who may call special meetings of stockholders

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders

•	establish advance notice requirements for nominating candidates for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Document

3.2 (1)	Restated Certification of Incorporation of Registrant

3.4 (2)	Amended and Restated Bylaws of the Registrant

10.61† (3)	Amended and Restated Executive Severance Plan

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2016).

(1)	Incorporated by reference to the same numbered exhibit to the registrant’s Amendment No. 4 to Registration Statement on Form S-1 (SEC File No. 333-165844) filed on June 28, 2010.
(2)	Incorporated by reference to the same numbered exhibit to the registrant’s Current Report on Form 8-K (SEC File No. 001-34803) filed on December 22, 2015.
(3)	Incorporated by reference to the same numbered exhibit to the registrant’s Current Report on Form 8-K (SEC File No. 001-34803) filed on April 1, 2016.
†	Compensation arrangement
*	The certification attached as Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on April 29, 2016.

QLIK TECHNOLOGIES INC.

By:	/s/ LARS BJÖRK
Lars Björk President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ TIMOTHY MACCARRICK
Timothy MacCarrick Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ DENNIS JOHNSON
Dennis Johnson Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.2 (1)	Restated Certification of Incorporation of Registrant

3.4 (2)	Amended and Restated Bylaws of the Registrant

10.61† (3)	Amended and Restated Executive Severance Plan

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2016).

(1)	Incorporated by reference to the same numbered exhibit to the registrant’s Amendment No. 4 to Registration Statement on Form S-1 (SEC File No. 333-165844) filed on June 28, 2010.
(2)	Incorporated by reference to the same numbered exhibit to the registrant’s Current Report on Form 8-K (SEC File No. 001-34803) filed on December 22, 2015.
(3)	Incorporated by reference to the same numbered exhibit to the registrant’s Current Report on Form 8-K (SEC File No. 001-34803) filed on April 1, 2016.
†	Compensation arrangement
*	The certification attached as Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.