Form 10-Q
period 2016-06-30
QLIK TECHNOLOGIES INC
filed 2016-07-28
CIK 1305294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 22, 2016, there were 94,913,770 shares of the registrant’s common stock issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

QLIK TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$381,895	$320,058
Accounts receivable, net of allowance for doubtful accounts of $2,480 and $1,494, respectively	180,297	236,717
Prepaid expenses and other current assets	20,883	17,740

Total current assets	583,075	574,515

Property and equipment, net	29,305	31,404
Intangible assets, net	13,454	14,316
Goodwill	40,488	37,366
Deferred income taxes	4,633	5,252
Deposits and other noncurrent assets	3,320	3,743

Total assets	$674,275	$666,596

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,106	$6,785
Deferred revenue	170,539	172,121
Accrued payroll and other related costs	60,745	63,108
Accrued expenses	43,200	43,317

Total current liabilities	281,590	285,331

Long-term liabilities:
Deferred revenue	8,227	8,290
Deferred income taxes	2,230	2,048
Other long-term liabilities	8,818	9,132

Total liabilities	300,865	304,801

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 authorized, none issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized; 94,895,474 shares issued and outstanding at June 30, 2016 and 93,165,286 shares issued and outstanding at December 31, 2015	10	9
Additional paid-in capital	464,694	419,262
Accumulated deficit	(91,812)	(58,085)
Accumulated other comprehensive income	518	609

Total stockholders’ equity	373,410	361,795

Total liabilities and stockholders’ equity	$674,275	$666,596

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QLIK TECHNOLOGIES INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
License revenue	$96,241	$76,320	$156,074	$131,127
Maintenance revenue	67,574	55,983	131,175	108,653
Professional services revenue	16,829	13,526	31,425	26,313

Total revenue	180,644	145,829	318,674	266,093

Cost of revenue:
License revenue	2,743	2,437	4,255	4,409
Maintenance revenue	4,360	2,681	8,233	5,939
Professional services revenue	19,087	17,076	36,474	32,987

Total cost of revenue	26,190	22,194	48,962	43,335

Gross profit	154,454	123,635	269,712	222,758

Operating expenses:
Sales and marketing	96,683	86,792	185,211	163,433
Research and development	24,265	18,793	46,475	36,188
General and administrative	34,752	27,964	64,093	57,138

Total operating expenses	155,700	133,549	295,779	256,759

Loss from operations	(1,246)	(9,914)	(26,067)	(34,001)

Other income (expense), net:
Interest income (expense), net	(5)	35	56	65
Foreign exchange gain (loss), net	1,059	(3,241)	1,402	(1,846)

Total other income (expense), net	1,054	(3,206)	1,458	(1,781)

Loss before income taxes	(192)	(13,120)	(24,609)	(35,782)

Income tax benefit (expense)	(6,521)	118	(9,118)	(7,540)

Net loss	$(6,713)	$(13,002)	$(33,727)	$(43,322)

Net loss per common share
Basic and diluted	$(0.07)	$(0.14)	$(0.36)	$(0.47)

Weighted average number of common shares outstanding:
Basic and diluted	94,245,607	91,721,926	93,838,407	91,362,617

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QLIK TECHNOLOGIES INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(6,713)	$(13,002)	$(33,727)	$(43,322)
Foreign currency translation	1,548	(198)	(91)	1,944

Comprehensive loss	$(5,165)	$(13,200)	$(33,818)	$(41,378)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QLIK TECHNOLOGIES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(33,727)	$(43,322)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,699	6,959
Stock-based compensation expense	22,129	19,060
Excess tax benefit from stock-based compensation	(5,605)	(5,434)
Unrealized foreign currency (gain) loss, net	(25)	5,969
Other non-cash items	2,209	1,705
Changes in assets and liabilities:
Accounts receivable	54,356	43,640
Prepaid expenses and other assets	(2,379)	1,155
Deferred revenue	(1,808)	15,390
Accrued expenses and other liabilities	4,730	4,485

Net cash provided by operating activities	48,579	49,607

Cash flows from investing activities
Acquisitions, net of cash acquired	(2,011)	(2,842)
Capital expenditures	(4,685)	(7,834)

Net cash used in investing activities	(6,696)	(10,676)

Cash flows from financing activities
Proceeds from exercise of common stock options	17,699	24,416
Excess tax benefit from stock-based compensation	5,605	5,434
Payment of contingent consideration	(2,630)	—

Net cash provided by financing activities	20,674	29,850
Effect of exchange rates on cash and cash equivalents	(720)	(6,446)

Net increase in cash and cash equivalents	61,837	62,335
Cash and cash equivalents, beginning of period	320,058	244,018

Cash and cash equivalents, end of period	$381,895	$306,353

Supplemental cash flow information:

Cash paid during the period for income taxes	$3,690	$3,564

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QLIK TECHNOLOGIES INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

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

Pending Merger

On June 2, 2016, Qlik entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Project Alpha Holding, LLC (“Parent”) and Project Alpha Merger Corp., a wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub were formed by an affiliate of private equity investment firm Thoma Bravo, LLC (“Thoma Bravo”). Capitalized terms not otherwise defined have the meaning set forth in the Merger Agreement.

At the Effective Time of the Merger, each share of common stock, par value $0.0001 per share, of the Company (the “Company Common Stock”) issued and outstanding as of immediately prior to the Effective Time (other than Dissenting Shares or shares owned by Parent or Merger Sub) will be cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to $30.50, without interest thereon (the “Per Share Price”).

Parent and Merger Sub have secured committed financing, consisting of a combination of equity to be provided by investment funds affiliated with Thoma Bravo and debt to be provided by Ares Capital Corporation, Golub Capital LLC, TPG Special Situations Partners and Varagon Capital Partners, L.P., the aggregate proceeds of which, together with cash on the Company’s balance sheet, will be sufficient for Parent and Merger Sub to pay the aggregate merger consideration and all related fees and expenses. Parent and Merger Sub have committed to use their reasonable best efforts to obtain the debt financing on the terms and conditions described in the debt commitment letter entered into as of June 2, 2016 (which debt commitment letter expires on October 31, 2016). The transaction is not subject to a financing condition.

Consummation of the Merger is subject to customary closing conditions, including, without limitation, the absence of certain legal impediments, the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the receipt of certain foreign antitrust approvals, and approval by the Company’s stockholders. In addition, consummation of the Merger is subject to completion of a customary marketing period with regard to the debt financing.

The Company has made customary representations and warranties in the Merger Agreement and has agreed to customary covenants regarding the operation of the business of the Company and its Subsidiaries prior to the Effective Time. The Company is also subject to customary restrictions on its ability to solicit alternative acquisition proposals from third parties and to provide non-public information to, and participate in discussions and engage in negotiations with, third parties regarding alternative acquisition proposals, with customary exceptions for Superior Proposals.

The Merger Agreement contains certain termination rights for the Company and Parent. Upon termination of the Merger Agreement under specified circumstances, the Company will be required to pay Parent a termination fee of approximately $103.4 million. Such circumstances include where the Merger Agreement is terminated in connection with the Company accepting a Superior Proposal, due to the Company Board’s change or withdrawal of its recommendation of the Merger or due to the Company materially breaching its obligations regarding solicitation of alternative acquisition proposals. This termination fee will also be payable if the Merger Agreement is terminated because the Company’s stockholders did not vote to adopt the Merger Agreement and prior to such termination, a proposal to acquire at least 50.1% of the Company’s stock or assets is publicly announced and the Company enters into an agreement for, or completes, a transaction contemplated by such proposal within one year of termination. In addition, the Company will be required to reimburse Parent for up to $5 million of its expenses associated with the transaction if the Merger Agreement is terminated because the Company’s stockholders do not vote to adopt the Merger Agreement or if the Company breaches its representations, warranties or covenants in a manner that would cause the related closing conditions to not be met, in each case where the termination fee is not then payable but could potentially become payable in the future under certain circumstances.

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

Interim Financial Statements

These interim consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) on the same basis as the audited consolidated financial statements for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 26, 2016 and, in the opinion of management, include all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position at June 30, 2016, the results of operations and comprehensive loss for the three and six months ended June 30, 2016 and 2015 and cash flows for the six months ended June 30, 2016 and 2015. The results of operations for the three and six months ended June 30, 2016 and 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other future periods. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted under the SEC’s rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2015. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and, therefore, do not include all information and footnotes required by U.S. GAAP for complete financial statements.

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

Stock-Based Compensation

The Company recognizes the cost of stock-based compensation based on the fair value of those awards at the date of grant and amortizes the cost over the requisite service period. The Company uses the Black-Scholes-Merton (“Black-Scholes”) option pricing model to determine the fair value of common stock option awards and Stock-settled Stock Appreciation Rights (“SSARs”). The fair value of a restricted stock unit is determined by using the closing price of the Company’s common stock on the date of grant. The fair value of Maximum Value Stock-settled Stock Appreciation Rights (“MVSSSARs”) is determined by utilizing a lattice model under the option-pricing method. Stock-based compensation plans, related expenses and assumptions used in the Black-Scholes option-pricing model and the lattice model under the option-pricing method are more fully described in Note 8 to these unaudited consolidated financial statements. Stock-based compensation expense is recorded within cost of revenue, sales and marketing, research and development and general and administrative expenses in the consolidated statements of operations.

The following table sets forth the total stock-based compensation expense included in the unaudited consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenue	$769	$773	$1,643	$1,798
Sales and marketing	5,533	4,757	10,512	9,427
Research and development	1,260	1,034	2,381	1,990
General and administrative	4,183	3,099	7,593	5,845

Total	$11,745	$9,663	$22,129	$19,060

Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the three and six months ended June 30, 2016 and 2015 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic and diluted net loss per common share calculation:
Net loss	$(6,713)	$(13,002)	$(33,727)	$(43,322)

Weighted average common shares outstanding:
Basic and diluted	94,245,607	91,721,926	93,838,407	91,362,617

Net loss per common share:
Basic and diluted	$(0.07)	$(0.14)	$(0.36)	$(0.47)

Diluted net loss per common share for the three and six months ended June 30, 2016 and 2015 does not reflect the potential issuance of common shares underlying the following securities as the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Common stock options	8,162,885	9,613,178	8,162,885	9,613,178
SSARs	11,970	12,863	11,970	12,863
Restricted stock units	2,123,868	1,226,814	2,123,868	1,226,814
MVSSSARs	82,837	235,479	82,837	235,479

Total anti-dilutive securities	10,381,560	11,088,334	10,381,560	11,088,334

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016 and May 2016 within ASU 2015-04, ASU 2016-08, ASU 2016-10 and ASU 2016-12, respectively (ASU 2014-09, ASU 2015-04, ASU 2016-08, ASU 2016-10 and ASU 2016-12 collectively, Topic 606, to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods therein. Topic 606 can be adopted using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within Topic 606; or (ii) retrospective with the cumulative effect of initially applying Topic 606 recognized at the date of initial application and providing certain additional disclosures as defined per Topic 606. The Company is currently evaluating the impact of adopting Topic 606 on its consolidated financial statements and has not yet selected a transition method, nor has the Company determined the effect of the standard on its ongoing financial reporting.

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

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2016-13 on its consolidated financial statements.

(3)	Acquisitions

Industrial Codebox

On April 20, 2016, the Company acquired all of the outstanding shares of Industrial Codebox Holdings Limited and Industrial Codebox Limited (collectively “Codebox”). Codebox is incorporated in England and Wales and specializes in the development of desktop and web-based applications. The Company purchased Codebox for a total maximum purchase price of approximately $4.0 million. The Company paid approximately $2.3 million to the former Codebox shareholders at closing. In addition, the preliminary purchase price includes approximately $0.5 million of deferred payments to be made in the third quarter of 2016. The total maximum purchase price also includes approximately $1.2 million of contingent consideration payable upon the achievement of certain integration milestones as set forth in the purchase agreement governing the transaction. At the purchase date, the Company preliminarily estimated the fair value of the contingent consideration at approximately $1.1 million, and therefore, this amount is included in the preliminary purchase price. The contingent consideration is payable at various intervals through April 20, 2018 if the milestones are met. The results of operations and financial position of Codebox are included in the Company’s consolidated financial statements from and after the date of acquisition. The inclusion of Codebox did not have a material impact on the Company’s unaudited consolidated financial results for the three and six months ended June 30, 2016.

The total preliminary purchase price at April 20, 2016 is summarized in the following table (in thousands):

Amount of cash paid	$2,329
Deferred purchase price	482
Fair value of contingent consideration	1,148

Total preliminary purchase price	$3,959

The following table summarizes the preliminary estimated fair values of the assets acquired and the liabilities assumed at April 20, 2016 (in thousands):

Intangible assets	$1,010
Goodwill	2,800
Cash	318
Accounts receivable	83
Liabilities assumed	(70)
Deferred tax liability	(182)

Total preliminary purchase price	$3,959

Based upon preliminary estimates, the Company allocated approximately $1.0 million of the purchase price to finite-lived intangible assets relating to developed technology. The Company amortizes the developed technology on a straight-line basis over an estimated useful life of eight years. The fair value of the contingent consideration was determined using a discounted cash flow model. Under this model, the fair value of the contingent consideration is a function of the probability of achieving the milestones, the estimated achievement date of the milestones and the discount rate that reflects the level of risk associated with the liability. After allocating the purchase price to the assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, the Company recorded goodwill of approximately $2.8 million related to this acquisition. Goodwill represents the excess of the purchase price over the net identifiable tangible and developed technology acquired. The Company believes the goodwill related to the acquisition was a result of the expected synergies to be realized from combining operations and is not expected to be deductible for income tax purposes.

The Company’s finalization of the purchase price allocation, including the valuation of assets acquired, developed technology acquired, liabilities assumed and deferred income taxes assumed related to the acquisition remain in process as of June 30, 2016. The items pending finalization include the valuation of acquired developed technology and the evaluation of deferred income taxes. The Company expects to complete this purchase price allocation during the second half of 2016.

(4)	Goodwill and Other Intangible Assets

The Company tests goodwill resulting from acquisitions for impairment annually on October 1, or whenever events or changes in circumstances indicate impairment. There was no impairment in the three and six months ended June 30, 2016 and 2015. The change in goodwill in the consolidated balance sheet as of June 30, 2016 from December 31, 2015 was due to the addition of approximately $2.8 million of goodwill resulting from the acquisition of Codebox (See Note 3) and the effect of foreign currency translation of approximately $0.3 million.

The following table provides information regarding the Company’s intangible assets subject to amortization (in thousands):

	June 30, 2016			December 31, 2015
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired technology	$18,557	$(8,944)	$9,613	$17,641	$(7,523)	$10,118
Customer relationships and other identified intangible assets	5,903	(2,105)	3,798	5,799	(1,653)	4,146
Trade names	390	(347)	43	392	(340)	52

Total	$24,850	$(11,396)	$13,454	$23,832	$(9,516)	$14,316

The change in intangible assets in the consolidated balance sheet as of June 30, 2016 from December 31, 2015 was due to (i) the addition of approximately $1.0 million of intangible assets resulting from the acquisition of Codebox (See Note 3), (ii) the amortization of intangible assets of approximately $1.9 million and (iii) the effect of foreign currency translation of approximately $0.1 million. Amortization of intangible assets was approximately $1.0 million and $0.9 million for the three months ended June 30, 2016 and 2015, respectively.

Amortization of intangible assets was approximately $1.9 million and $1.8 million for the six months ended June 30, 2016 and 2015, respectively. The estimated aggregate amortization expense for each of the succeeding years is as follows: $1.9 million for the remainder of 2016; $3.4 million in 2017; $2.2 million in 2018; $1.6 million in 2019; $1.6 million in 2020; and $2.8 million thereafter. The weighted-average amortization period for all intangible assets is approximately 6.3 years.

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

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company. The following table sets forth the Company’s assets and liabilities that were measured at fair value as of June 30, 2016 and December 31, 2015, by level within the fair value hierarchy (in thousands):

	Amounts at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
As of June 30, 2016
Assets
Cash and cash equivalents	$381,895	$381,895	$—	$—
Short-term foreign currency forward contracts	$484	$—	$484	$—
Liabilities
Accrued contingent consideration	$5,890	$—	$—	$5,890

As of December 31, 2015
Assets
Cash and cash equivalents	$320,058	$320,058	$—	$—
Short-term foreign currency forward contracts	$101	$—	$101	$—
Liabilities
Accrued contingent consideration	$7,532	$—	$—	$7,532

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

The following table presents the fair values of hedging instruments within in the Company’s consolidated balance sheets as of the noted dates (in thousands):

	June 30, 2016		December 31, 2015
	Assets	Liabilities	Assets	Liabilities
Short-term foreign currency forward contracts	$484	$—	$101	$—

Total	$484	$—	$101	$—

The Company recognized the following net gain (loss) on short-term foreign currency forward contracts in other income (expense), net within its unaudited consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Short-term foreign currency forward contracts	$6,082	$(3,844)	$2,133	$6,096

Total	$6,082	$(3,844)	$2,133	$6,096

The following table presents a reconciliation of the beginning and ending balances of acquisition-related accrued contingent consideration using significant unobservable inputs (Level 3) for the six months ended June 30, 2016 (in thousands):

Accrued contingent consideration as of December 31, 2015	$7,532
Acquisition date fair value of Codebox contingent consideration	1,148
Change in fair value of contingent consideration	143
Payment of contingent consideration	(2,925)
Impact from foreign currency	(8)

Accrued contingent consideration as of June 30, 2016	$5,890

The fair value of the contingent consideration was determined using a discounted cash flow model. Under this model, the fair value of the contingent consideration is a function of the probability of achieving the milestones, the estimated achievement date of the milestones and the discount rate that reflects the level of risk associated with the liability. The accrued contingent consideration liability is related to acquisition related contingent consideration for DataMarket ehf., an Icelandic company (“DataMarket”) in October 2014, Vizubi Software S.r.l., an Italian company, and all of the outstanding shares of Vizubi, Inc., a U.S. corporation (collectively “Vizubi”) in December 2014 and Codebox (See Note 3). During the six months ended June 30, 2016, a charge of approximately $0.1 million was recorded related to the changes in fair value of contingent consideration liabilities.

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill. These items are recognized at fair value in the period in which an acquisition is completed, or when they are considered to be impaired. These non-recurring fair value measurements, primarily for intangible assets acquired, were based on Level 3 unobservable inputs. There were no non-recurring fair value adjustments recorded during the six months ended June 30, 2016 and 2015.

(6)	Income Tax Provision

In accordance with FASB Accounting Standards Codification 740, Income Taxes, each interim period is considered integral to the annual period and the tax provision is measured using an estimated annual effective tax rate. An entity is required to record the income tax provision each quarter based on its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis, as adjusted for discrete taxable events that occur during the interim period. If, however, the entity is unable to reliably estimate its annual effective tax rate, then the actual effective tax rate on a year-to-date basis may be the best annual effective tax rate estimate. For the three and six months ended June 30, 2016 and 2015, the Company determined that it was not able to make reliable estimates of the annual effective tax rate in the U.S., as relatively small changes in its projected income or loss produce a significant variance in its annual effective tax rate in this jurisdiction. Therefore, the Company recorded a tax provision in the U.S., for the three and six months ended June 30, 2016 and 2015, based on the actual effective tax rate for these periods. The Company will continue to utilize this methodology until reliable estimates of the annual effective tax rate in the U.S. can be made. The effective tax rate for all other jurisdictions for the three and six months ended June 30, 2016 and 2015 was calculated based on an estimated annual effective tax rate as adjusted for discrete items.

For the three months ended June 30, 2016, the Company recorded income tax expense of approximately $6.5 million, which resulted in an effective tax rate of approximately (3,396.4%), compared to income tax benefit of approximately $0.1 million, or an effective tax rate of approximately 0.9%, for the three months ended June 30, 2015. For the six months ended June 30, 2016, the Company recorded income tax expense of approximately $9.1 million, which resulted in an effective tax rate of approximately (37.1%), compared to income tax expense of approximately $7.5 million, or an effective tax rate of approximately (21.1%), for the six months ended June 30, 2015. As of June 30, 2016, a full valuation allowance continues to be recorded against its U.S. and Swedish deferred income tax assets, based on an analysis of positive and negative evidence, including analyzing three-year cumulative pre-tax income or loss as well as other quantitative and qualitative information. The effective tax rates for the three and six months ended June 30, 2016 and 2015 are primarily driven by foreign tax rate differentials, the effects of permanent differences and the changes in the valuation allowance on deferred income tax assets. The primary differences between the effective tax rates for the three and six months ended June 30, 2016 and 2015 relate to relative differences in the distribution of income and losses in jurisdictions in which the Company operates, changes in the valuation allowances against deferred income tax assets, and the impact of the permanent differences and discrete items.

The Company’s liability for unrecognized tax benefits (including penalties and interest) was approximately $1.5 million as of June 30, 2016 and December 31, 2015. The Company does not expect that the total amount of unrecognized tax benefits will change significantly during the next twelve months. See Note 7, Income Tax Provision, of the Notes to the Consolidated Financial Statements for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 26, 2016, for more detailed information regarding unrecognized tax benefits.

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

The following geographic data includes revenues generated by subsidiaries located within that geographic region. The Company’s revenues were generated in the following geographic regions for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
The Americas	$68,963	$54,262	$119,648	$97,129
Europe	89,005	74,606	157,377	137,623
Rest of world	22,676	16,961	41,649	31,341

Total	$180,644	$145,829	$318,674	$266,093

(8)	Stock-Based Compensation

The Company’s 2010 Equity Incentive Plan (“2010 Plan”) took effect on July 16, 2010, the effective date of the registration statement for the Company’s initial public offering (“IPO”). The Company initially reserved 3,300,000 shares of its common stock for issuance under the 2010 Plan. The number of shares reserved for issuance under the 2010 Plan will be increased automatically on January 1st of each year by a number equal to the smallest of (i) 3,300,000 shares; (ii) 3.75% of the shares of common stock outstanding at that time; or (iii) a number of shares determined by the Company’s Board of Directors. In February 2016, the Board of Directors approved an increase to the number of shares of common stock available for issuance under the 2010 Plan of 3,300,000 shares effective January 2016. As of June 30, 2016, there were approximately 6.5 million shares of common stock available for issuance under the 2010 Plan.

Common Stock Options and SSARs

The following provides a summary of the common stock option activity for the Company for the six months ended June 30, 2016:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregrate Intrinsic Value (in thousands)
Outstanding as of January 1, 2016	9,180,188	$24.94	7.19
Granted	740,227	$26.43
Exercised	(1,309,280)	$13.52
Forfeited	(448,250)	$28.96

Outstanding as of June 30, 2016	8,162,885	$26.68	7.26	$35,304

Exercisable at June 30, 2016	4,707,424	$24.59	6.29	$26,171

Vested at June 30, 2016 and expected to vest in future periods	7,869,630	$26.59	7.22	$34,480

The grant date weighted-average fair value for common stock options granted during the six months ended June 30, 2016 and 2015 was $10.89 and $15.88, respectively. Stock-based compensation expense related to common stock options is amortized over the requisite service period.

Proceeds from the exercise of common stock options were approximately $17.7 million and $24.4 million for the six months ended June 30, 2016 and 2015, respectively. The total intrinsic value of common stock options exercised during the six months ended June 30, 2016 and 2015 was approximately $16.7 million and $13.1 million, respectively. As a result of expected full year taxable income in certain tax jurisdictions, the Company recorded an excess tax benefit from stock-based compensation of approximately $5.6 million and $5.4 million for the six months ended June 30, 2016 and 2015, respectively.

The following provides a summary of the SSARs activity for the Company for the six months ended June 30, 2016:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregrate Intrinsic Value (in thousands)
Outstanding as of January 1, 2016	263,965	$28.62
Granted	—	$—
Exercised	(4,853)	$27.00
Forfeited	(1,214)	$27.00

Outstanding as of June 30, 2016	257,898	$28.66	7.87	$355

Exercisable at June 30, 2016	142,771	$28.53	7.85	$199

Vested at June 30, 2016 and expected to vest in future periods	250,374	$28.70	7.86	$331

The Company did not grant any SSARs during the six months ended June 30, 2016. The Company granted 6,993 SSARs during the six months ended June 30, 2015. For the six months ended June 30, 2016, the Company settled 4,853 SSARs by issuing 517 shares of the Company’s common stock. For the six months ended June 30, 2015, the Company settled 5,674 SSARs by issuing 1,403 shares of the Company’s common stock. Stock-based compensation expense related to SSARs is amortized over the requisite service period.

The assumptions used in the Black-Scholes option pricing model are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.2% - 1.3%	1.4% - 1.8%	1.2% - 1.6%	1.4% - 1.8%
Expected volatility	45.6% - 45.8%	45.6% - 46.2%	44.6% - 46.1%	45.6% - 47.1%
Expected life (in years)	5.15	5.34	4.94 - 5.15	5.13 - 5.34

The Company uses the Black-Scholes option-pricing model to value common stock option awards and SSARs. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected term of the stock-based compensation awards and stock price volatility. During the first quarter of 2015, the Company began to exclusively utilize its own historical stock price volatility to estimate the expected stock price volatility over the expected term as the Company now believes that it has a sufficient amount of experience as a public company to provide a reasonable basis for the calculation of the expected stock price volatility. For common stock options and SSARs granted prior to the first quarter of 2015, the Company used blended volatility to estimate expected volatility. Blended volatility included a weighting of the Company’s historical volatility from the date of its IPO to the respective grant date and an average of the Company’s peer group historical volatility consistent with the expected term of the common stock options. The Company’s peer group volatility included the historical volatility of certain companies that shared similar characteristics in terms of revenue size and industry. This change in estimate did not have a material impact on the results of operations for the three and six months ended June 30, 2016 and 2015. The Company uses its own historical activity related to common stock option exercises and post-vesting forfeitures in order to estimate the expected term of its common stock option awards. The risk-free interest rate used to value common stock option awards is based on the U.S. Treasury yield curve with a remaining term equal to the expected term assumed at the grant date. The assumptions used in calculating the fair value of stock-based compensation awards represent management’s best estimate and involve inherent uncertainties and the application of management judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different in the future.

For the three months ended June 30, 2016 and 2015, the Company recorded stock-based compensation expenses of approximately $5.7 million and $6.3 million, respectively, related to common stock option grants and SSARs. For the six months ended June 30, 2016 and 2015, the Company recorded stock-based compensation expenses of approximately $11.6 million and $12.8 million, respectively, related to common stock option grants and SSARs.

As of June 30, 2016, there was approximately $38.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested employee and non-employee director common stock options and SSARs. The remaining cost is expected to be recognized over a weighted-average period of approximately 2.6 years.

Restricted Stock Units

The following provides a summary of the restricted stock unit activity for the Company for the six months ended June 30, 2016:

	Number of Shares Underlying Outstanding Restricted Stock Units	Weighted- Average Grant Date Fair Value
Unvested as of January 1, 2016	1,333,182	$30.93
Granted	1,322,874	26.17
Vested	(408,398)	29.23
Forfeited	(123,790)	28.72

Unvested as of June 30, 2016	2,123,868	$28.42

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

The total intrinsic value of restricted stock units vested during the six months ended June 30, 2016 was approximately $12.0 million. The total intrinsic value of restricted stock units outstanding as of June 30, 2016 was approximately $62.8 million.

For the three months ended June 30, 2016 and 2015, the Company recorded stock-based compensation expenses of approximately $5.6 million and $2.8 million, respectively, related to restricted stock unit awards. For the six months ended June 30, 2016 and 2015, the Company recorded stock-based compensation expenses of approximately $9.7 million and $5.1 million, respectively, related to restricted stock unit awards.

As of June 30, 2016, there was approximately $48.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units. The remaining cost is expected to be recognized over a weighted-average period of approximately 3.1 years.

MVSSSARs

The following provides a summary of the MVSSSARs activity for the Company for the six months ended June 30, 2016:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of January 1, 2016	894,829	$27.53
Granted	5,190	$29.53
Exercised	(55,339)	$23.73
Forfeited	(49,516)	$25.20

Outstanding as of June 30, 2016	795,164	$27.95

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

The total intrinsic value of MVSSSARs outstanding as of June 30, 2016 was approximately $2.5 million. The total intrinsic value of MVSSSARs exercisable as of June 30, 2016 was approximately $0.9 million.

For the three months ended June 30, 2016 and 2015, the Company recorded stock-based compensation expenses of approximately $0.4 million and $0.6 million, respectively, related to MVSSSARs. For the six months ended June 30, 2016 and 2015, the Company recorded stock-based compensation expenses of approximately $0.8 million and $1.2 million, respectively, related to MVSSSARs.

As of June 30, 2016, there was approximately $1.9 million of total unrecognized compensation cost related to unvested MVSSSARs. The remaining cost is expected to be recognized over a weighted-average period of approximately 1.8 years.

For the six months ended June 30, 2016, the Company settled 55,339 MVSSSARs by issuing 11,993 shares of the Company’s common stock. For the six months ended June 30, 2015, the Company settled 241,229 MVSSSARs by issuing 76,404 shares of the Company’s common stock. If settlement of all outstanding MVSSSARs had occurred on June 30, 2016 at the predetermined cap on the maximum stock price at which point the instrument must be exercised, the Company would have issued 292,375 shares of the Company’s common stock.

(9)	Commitments and Contingencies

Cadian Capital Section 16(b) Matter Seeking Disgorgement Short-swing Profits on Behalf of Qlik.

In October 2015, a purported stockholder filed a complaint pursuant to Section 16(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) in the U.S. District Court for the Southern District of New York against Cadian Capital Management, LP and certain persons and entities allegedly affiliated with it (collectively, the “Cadian Defendants”) in an action captioned Klein v. Cadian Capital Mgmt., LP et al., Case No. 15-CV-08140. The Company is named as a nominal defendant. The plaintiff alleges that the Cadian Defendants engaged in transactions in the Company’s securities that resulted in “short-swing” profits within the scope of Section 16, and seeks disgorgement from the Cadian Defendants of those alleged “short-swing” profits on The Company’s behalf. Due to the alleged failure by the Cadian Defendants to comply with its reporting obligations under the Exchange Act, the complaint does not specify the precise amount of alleged trades subject to disgorgement, other than estimating that the amount of profits subject to disgorgement is “believed to be in excess of $10 million.” The complaint seeks disgorgement of any and all short-swing profits on behalf of the Company, plus attorneys’ fees and expenses. The complaint does not seek damages of any kind from the Company. The parties have agreed to stay this case pending resolution of a motion in another case brought against the same Cadian Defendants alleging that the Cadian Defendants engaged in short-swing trading of another issuer. The Company is not able to estimate the amount or range of any loss for certain contingencies related to this matter, if any, at this time.

Pennsylvania Stockholder Litigation

On June 9, 2016 and June 15, 2016, two putative class action lawsuits were filed by purported stockholders of Qlik against Qlik, its directors, Parent and Merger Sub in Pennsylvania Court of Common Pleas of Delaware County, captioned Solak v. Golden, et al, Case No. 2016-005036 (the “Solak Action”), and Willems v. Qlik Technologies Inc., et al, Case No. 2016-005249 (the “Willems Action”). The Willems Action was also filed against Thoma Bravo. Both lawsuits generally allege that the members of the Board of Directors breached their fiduciary duties in connection with the proposed Merger by, among other things, failing to take steps to maximize the value of Qlik to its stockholders and agreeing to unfair terms. They further allege that Qlik, Parent and Merger Sub aided and abetted the directors’ alleged breaches of fiduciary duties. The Willems Action also alleges aiding and abetting by Thoma Bravo. Plaintiffs in both actions seek, among other things, equitable relief to enjoin consummation of the Merger, and attorneys’ fees and costs. In addition, the Solak Action seeks rescission of the Merger and/or rescissory damages. The Company is not able to estimate the amount or range of any loss for certain contingencies related to this matter, if any, at this time.

Delaware Stockholder Litigation

On July 12, 2016, a putative class action lawsuit was filed by a purported stockholder of Qlik against the Board of Directors in the Delaware Court of Chancery, captioned Charles v. Golden, et al, Case No. 12552-VCS. The action generally alleges that the members of the Board of Directors breached their fiduciary duties in connection with the proposed Merger by failing to disclose material information in the Definitive Proxy Statement. Plaintiff seeks, among other things, equitable relief to enjoin consummation of the Merger and attorneys’ fees and costs.

On July 15, 2016, Plaintiff filed a motion to expedite proceedings. The Court scheduled a hearing on Plaintiff’s motion for July 25, 2016. On July 22, 2016, Qlik filed with the SEC supplemental disclosures in a Proxy Supplement to the Definitive Proxy Statement. The same day, Defendants filed an opposition to Plaintiff’s motion to expedite. That afternoon, Plaintiff informed the Court that his claims had been mooted and that the hearing on Plaintiff’s motion to expedite may be removed from the Court’s calendar.

On July 22, 2016 and July 26, 2016, two more putative class action lawsuits were filed in the Delaware Court of Chancery by purported stockholders of Qlik against the Board of Directors, Thoma Bravo, LLC, Project Alpha Holding, LLC, Project Alpha Merger Corp., and Elliott Associates, L.P., captioned Garagarza v. Thoma Bravo, LLC, et al., C.A. No. 12586-VCS, and Laborers Pension Fund v. Thoma Bravo, LLC, et al., C.A. No. 12597-        . Both actions generally allege that the members of the Board of Directors breached their fiduciary duties in connection with the proposed Merger by, among other things, failing to maximize the value of Qlik to its stockholders, failing to ensure a fair process, and failing to disclose all material information in the Definitive Proxy Statement. Both actions further allege that Thoma Bravo, LLC, Project Alpha Holding, LLC, Project Alpha Merger Corp., and Elliott Associates, L.P. aided and abetted the directors’ alleged breaches of fiduciary duties. Plaintiffs in these actions seek, among other things, equitable relief to enjoin the consummation of the Merger, rescissory damages, and attorneys’ fees and costs. The Company is not able to estimate the amount or range of any loss for certain contingencies related to this matter, if any, at this time.

Federal Stockholder Litigation

On July 13, 2016 and July 20, 2016, two putative class action lawsuits were filed by purported stockholders of Qlik against Qlik and the Board of Directors in the United States District Court for the Eastern District of Pennsylvania, captioned Jeweltex Manufacturing Inc. Retirement Plan, et al v. Qlik Technologies, Inc., et al, Case No. 16-3800 (the “Jeweltex Action”), and Walker v. Qlik Technologies, Inc., et al, Case No. 16-3903 (the “Walker Action”). The Walker Action additionally names Thoma Bravo, Parent and Merger Sub as defendants. Both lawsuits generally allege that Qlik and members of the Board of Directors violated Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder, and that members of the Board of Directors violated 20(a) of the Securities Exchange Act of 1934, in connection with the proposed Merger by failing to disclose material information in the Definitive Proxy Statement. The Walker Action further alleges that Thoma Bravo violated 20(a) of the Securities Exchange Act of 1934 in connection with the proposed Merger by failing to disclose material information in the Definitive Proxy Statement. Plaintiffs in both actions seek, among other things, equitable relief to enjoin consummation of the Merger, rescission of the Merger and/or rescissory damages, and attorneys’ fees and costs. The Company is not able to estimate the amount or range of any loss for certain contingencies related to this matter, if any, at this time.

The Company is party to routine litigation incidental to the ordinary course of its business and the Company may from time to time become subject to additional proceedings or additional claims or remedies sought in current proceedings. These actions typically seek, among other things, breach of contract or employment-related damages, intellectual property claims for damages, punitive damages, civil penalties or other losses or declaratory relief. Although there can be no assurance as to the outcome of any such proceedings, the Company does not believe any of the proceedings currently pending, if determined adversely to the Company, would individually or in the aggregate have a material adverse effect on our business, operating results or financial condition. See risks discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this Quarterly Report on Form 10-Q.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2015 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 26, 2016. This Quarterly Report on Form 10-Q, except for historical financial information contained herein, contains forward-looking statements, including, but not limited to, statements regarding the value and effectiveness of our products, the introduction of product enhancements or additional products and our growth, expansion, fluctuation of currency and market leadership, that involve risks, uncertainties, assumptions and other factors which, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements containing the words, but not limited to, “predicts,” “plan,” “expects,” “focus,” “anticipates,” “believes,” “goal,” “target,” “estimate,” “potential,” “may,” “will,” “might,” “momentum,” “can,” “could,” “design,” “see,” “seek,” “forecast” and similar words. We intend all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected in such statements due to various factors, including but not limited to:

•	the pendency of the Merger or our failure to complete the Merger;

•	risk and uncertainties inherent in our business;

•	our ability to attract new customers and retain existing customers;

•	our ability to effectively sell, service and support our products;

•	our ability to adapt to changing licensing and go to market business models;

•	our ability to manage our international operations;

•	our ability to effectively predict the amount and timing of our sales;

•	our ability to compete effectively;

•	our ability to develop and introduce new products and add-ons or enhancements to existing products;

•	our ability to continue to promote and maintain our brand in a cost-effective manner;

•	our ability to manage growth;

•	our ability to attract and retain key personnel;

•	currency fluctuations that affect our revenue and expenses;

•	fluctuation in our effective income tax rates;

•	our ability to effectively control or reduce operating expenses;

•	our ability to successfully integrate acquisitions into our business;

•	the scope and validity of intellectual property rights applicable to our products;

•	adverse economic conditions in general and adverse economic conditions specifically affecting the markets in which we operate; and

•	other risks discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this Quarterly Report on Form 10-Q.

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

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided to help provide an understanding of our financial condition and results of operations. This item of our Quarterly Report on Form 10-Q is organized as follows:

•	Pending Merger. This section provides a general description of our pending sale to Thoma Bravo.

•	Overview including Key Financial Metrics and Trends. This section provides a general description of our business, the key financial metrics that we use in assessing our performance, and anticipated trends that we expect to affect our financial condition and results of operations.

•	Consolidated Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2016 and 2015.

•	Foreign Exchange Rates. This section discusses the impact of foreign exchange rate fluctuations for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015.

•	Seasonality. This section discusses the seasonality in the sale of our products and services.

•	Acquisitions. This section discusses recent acquisitions and how we account for them.

•	Liquidity and Capital Resources. This section provides an analysis of our cash flows for the six months ended June 30, 2016 and 2015, a discussion of our capital requirements, and the resources available to us to meet those requirements.

•	Critical Accounting Policies and Estimates. This section discusses accounting policies that are considered important to our financial condition and results of operations. These accounting policies require significant judgment or require estimates on our part in applying them. Our significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 2 to the unaudited consolidated financial statements.

•	Contractual Obligations and Commitments. This section discusses contractual obligations and commitments expected to have an effect on our liquidity and cash flow in future periods.

•	Off-Balance Sheet Arrangements. This section discusses off-balance sheet arrangements expected to have an effect on our liquidity and cash flow in future periods.

•	Inflation. This section discusses how inflation could impact our financial condition and results of operations.

•	Recent Accounting Pronouncements. This section provides for recent accounting pronouncements that could impact our financial condition and results of operations.

Pending Merger

On June 2, 2016, we entered into a Merger Agreement (See Note 1 to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q) to be acquired by the private equity investment firm Thoma Bravo for $30.50 in cash per outstanding common share. Consummation of the Merger is subject to customary closing conditions, including, without limitation, the absence of certain legal impediments and approval by our stockholders.

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

We currently operate in one business segment, namely, the development, commercialization and implementation of software products and related services. See Note 10, Business and Geographic Segment Information, of the Notes to the Consolidated Financial Statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K, filed with the SEC on February 26, 2016, for information regarding our business and the geographies in which we operate. We have a diversified distribution model that consists of a direct sales force, a partner network of solution providers (or resellers), original equipment manufacturer (“OEM”) relationships and system integrators.

We have grown our customer base to approximately 40,000 active customers as of June 30, 2016 and increased our revenue at approximately a 17% compound annual growth rate from January 1, 2012 through June 30, 2016. Our software products are licensed by customers in various industries such as aerospace, automotive, banking, construction, consumer products, education, engineering, government, healthcare, industrial, insurance, manufacturing, media and entertainment, natural resources, pharmaceuticals and biotech, retail, real estate, technology, securities and investments, telecommunications, transportation and utilities. We have customers in over 100 countries and approximately 68% and 69% of our revenue for the three and six months ended June 30, 2016, respectively, was derived internationally. For the three and six months ended June 30, 2015, approximately 70% and 71% of our revenue, respectively, was derived internationally.

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

We generally license our software products under perpetual licenses which typically include one year of maintenance as part of the initial purchase price of the product. Our customers can renew, and generally have renewed, their maintenance agreements on an annual basis for a fee that is based upon a percentage of the initial license fee paid. For the six months ended June 30, 2016 and 2015, our total revenue was comprised of approximately 49% license revenue, 41% maintenance revenue and 10% professional services revenue. Total billings from our OEM relationships accounted for approximately 8% and 6% of our total billings during the six months ended June 30, 2016 and 2015, respectively. Additionally, our online Qlik Community provides us with a loyal and growing network of users who promote our software, provide support for other users and contribute valuable insights and feedback for our product development efforts.

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

From a risk perspective, we have had to address the impact of the recessionary global environment during the past several years, and the unsettled global economic environment could affect our operating results in future periods. For instance, the United Kingdom’s recent decision to exit the European Union (“Brexit”) has provided further uncertainty and potential volatility around European currencies, along with uncertain effects of future trade and other cross-border activities of the United Kingdom with the European Union and other countries. Approximately 69% of our revenue during the six months ended June 30, 2016 was derived internationally, of which approximately 49% was derived in Europe. Approximately 71% of our revenue during the six months ended June 30, 2015 was derived internationally, of which approximately 52% was derived in Europe. We have faced pricing pressure from some of our competitors and we seek to minimize the impact by demonstrating the value delivered by our visual analytics solutions in comparison to these other BI products. Also, the growth in our business has required the continued hiring of experienced staff across all of our geographic territories. To aid this effort we have focused on improving our local recruiting initiatives, as well as on developing further internal training programs to prepare employees for greater responsibilities.

We believe global economic conditions remain unstable and have contributed to an increase in the average length of time in our sales cycles. In addition, these conditions may result in an increase in the average length of time it takes to collect outstanding accounts receivable.

Key Financial Metrics and Trends

Revenue

Our revenue is comprised of license, maintenance and professional services. We generally license our software under perpetual licenses which typically include one year of maintenance as part of the initial purchase price of the products. License revenue reflects the revenue recognized from sales of licenses to new customers and additional licenses to existing customers. Approximately 65% of total license and first year maintenance billings were generated from existing customers for the three months ended June 30, 2016 and approximately 59% of total license and first year maintenance billings were generated from existing customers for the three months ended June 30, 2015. Approximately 68% of total license and first year maintenance billings were generated from existing customers for the six months ended June 30, 2016 and approximately 62% of total license and first year maintenance billings were generated from existing customers for the six months ended June 30, 2015. Based upon our land and expand sales strategy, we expect that on an annual basis the contribution of license and first year maintenance from existing customers will continue to exceed the contribution of license and first year maintenance from new customers. Customers can renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. Customers with current maintenance agreements are entitled to receive unspecified upgrades and enhancements when and if they become available. We have experienced growth in maintenance revenue primarily due to increased license sales and growth in our customer base and strong renewal rates. In each of the six months ended June 30, 2016 and 2015, our annual maintenance renewal rates were greater than 90%. Professional services revenue is comprised of training, installation and other consulting revenues, and represented approximately 10% of total revenues for each of the six months ended June 30, 2016 and 2015. We do not expect the percentage contribution to change significantly during the near term. The contribution from our partner network has grown over time and we anticipate that revenues from partners will continue to be more than 50% of total revenue. Given the size of the U.S. market and our current penetration there, we expect that the U.S. will represent our largest growth opportunity in terms of absolute U.S. dollars during the near term and will likely be an important contributor to future revenue growth. Due to the global diversity of our customer base, our results are impacted by movements in the currencies of the major territories in which we operate. The primary foreign currencies generally impacting our results are the Swedish kronor, the euro and the British pound. Inflation and changing prices had no material effect on our revenue or loss from operations during the three and six months ended June 30, 2016 and 2015.

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

Impact of Foreign Currency Translation

We have operations in many areas of the world and are exposed to foreign currency exchange rate fluctuations that could harm our business, operating results and financial condition. Brexit could contribute to instability and volatility in the global financial and foreign exchange markets, including volatility in the value of the British pound, euro and other currencies.

For the six months ended June 30, 2016 and 2015, approximately 67% and 68%, respectively, of our revenues were earned in foreign denominated currencies, including the euro, the British pound and the Swedish kronor. We continue to monitor our foreign exchange risk in part through operational means, including monitoring the proportion of same-currency revenues in relation to same-currency costs and the proportion of same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, changes in those currencies relative to the U.S. dollar will impact our revenues and expenses. If the U.S. dollar weakens against a specific foreign currency, our revenues will increase having a positive impact on net income, and our overall expenses will increase, having a negative impact on net income. Likewise, if the U.S. dollar strengthens against a specific foreign currency, our revenues will decrease having a negative impact on net income, and our overall expenses will decrease, having a positive impact on net income. Therefore, significant shifts in foreign currencies and the mix of international revenue and expenses can impact our short-term results, as well as our long-term forecasts and targets.

Foreign currency exchange rate fluctuations negatively impacted total revenue for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 by approximately $1.1 million, principally driven by the overall strengthening of the U.S. dollar relative to the foreign currencies in which we operate. Total cost of revenue and operating expenses for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 were positively impacted as a result of foreign exchange rate fluctuations by approximately $0.6 million, principally driven by the overall strengthening of the U.S. dollar relative to the foreign currencies in which we operate.

Foreign currency exchange rate fluctuations negatively impacted total revenue for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 by approximately $4.7 million, principally driven by the overall strengthening of the U.S. dollar relative to the foreign currencies in which we operate. Total cost of revenue and operating expenses for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 were positively impacted as a result of foreign exchange rate fluctuations by approximately $4.0 million, principally driven by the overall strengthening of the U.S. dollar relative to the foreign currencies in which we operate.

Consolidated Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

Revenue

The following table sets forth revenue by source:

	Three Months Ended June 30,
	2016		2015
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period-to-Period Change
	(unaudited)
	(dollars in thousands)
Revenue:
License revenue	$96,241	53.3%	$76,320	52.3%	$19,921	26.1%
Maintenance revenue	67,574	37.4%	55,983	38.4%	11,591	20.7%
Professional services revenue	16,829	9.3%	13,526	9.3%	3,303	24.4%

Total revenue	$180,644	100.0%	$145,829	100.0%	$34,815	23.9%

Revenue was approximately $180.6 million for the three months ended June 30, 2016 compared to approximately $145.8 million for the three months ended June 30, 2015, an increase of approximately 24%. Total revenue for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 was negatively impacted by approximately $1.1 million, or approximately 1%, as a result of the strengthening of the U.S. dollar relative to the foreign currencies in which we operate. The increase in revenue from the prior year period was primarily driven by revenue growth in the Americas (includes North America and South America), Rest of World (includes Asia-Pacific, Middle East and Africa), the German region (includes Germany, Austria and Switzerland) and the Nordic region (includes Sweden, Denmark, Finland and Norway), which grew approximately 27%, 37%, 44% and 38%, respectively, and contributed approximately $30.9 million in incremental total revenue. License revenue grew approximately $19.9 million, or approximately 26%, during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. License revenue for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 was negatively impacted by approximately $0.8 million, or approximately 1%, as a result of the strengthening of the U.S. dollar relative to the foreign currencies in which we operate. There was no material change in the pricing for our products during the period. During the three months ended June 30, 2016, we closed 180 contracts that had total license and first year’s maintenance exceeding $100,000, compared to 129 contracts for the same period last year. Included in the deals exceeding $100,000, we closed 61 contracts that had total license and first year’s maintenance exceeding $250,000 during the three months ended June 30, 2016, compared to 35 contracts for the same period last year. Included in the deals exceeding $250,000, we closed 11 contracts that had total license and first year’s maintenance exceeding $1.0 million during the three months ended June 30, 2016, compared to seven contracts for the same period last year. Amounts invoiced to existing customers represented approximately 76% of total billings during the three months ended June 30, 2016, resulting from our “land and expand” sales strategy, compared to approximately 72% during the three months ended June 30, 2015. Billings from our indirect partner channel for license and first year maintenance were approximately 56% of total license and first year maintenance billings for each of the three months ended June 30, 2016 and 2015. Maintenance revenue grew approximately 21% during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 driven by annual maintenance renewal rates of greater than 90% and an increase in our customer base. Maintenance revenue for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 was negatively impacted by approximately $0.2 million, or less than approximately 1%, as a result of the strengthening of the U.S. dollar relative to the foreign currencies in which we operate. Professional services revenue grew approximately 24% during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 due to an increase in our customer base. Professional services revenue for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 was negatively impacted by approximately $0.1 million, or approximately 2%, as a result of the strengthening of the U.S. dollar relative to the foreign currencies in which we operate. The overall revenue growth during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 may not be indicative of our future revenue growth, if any.

Cost of Revenue and Gross Profit

The following table sets forth cost of revenue and gross profit for each revenue source:

	Three Months Ended June 30,
	2016		2015
	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Period-to-Period Change
	(unaudited)
	(dollars in thousands)
Cost of Revenue:
Cost of license revenue	$2,743	2.9%	$2,437	3.2%	$306	12.6%
Cost of maintenance revenue	4,360	6.5%	2,681	4.8%	1,679	62.6%
Cost of professional services revenue	19,087	113.4%	17,076	126.2%	2,011	11.8%

Total cost of revenue	$26,190	14.5%	$22,194	15.2%	$3,996	18.0%

Gross Profit:
License revenue	$93,498	97.1%	$73,883	96.8%	$19,615	26.5%
Maintenance revenue	63,214	93.5%	53,302	95.2%	9,912	18.6%
Professional services revenue	(2,258)	-13.4%	(3,550)	-26.2%	1,292	-36.4%

Total gross profit	$154,454	85.5%	$123,635	84.8%	$30,819	24.9%

Cost of revenue was approximately $26.2 million for the three months ended June 30, 2016 compared to approximately $22.2 million for the three months ended June 30, 2015, an increase of approximately 18%. Total cost of revenue for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was positively impacted as a result of foreign currency exchange rate fluctuations by approximately $0.1 million. Cost of license revenue largely consists of referral fees paid to third parties in connection with software license sales and the amortization of technology related intangible assets acquired. Referral fees increased approximately $0.3 million as compared to the prior three month period driven by the increased license revenue. Cost of maintenance revenue increased approximately $1.7 million for the three months ended June 30, 2016 as compared to the same period in 2015 largely due to an increase in personnel costs of approximately $1.3 million and other maintenance costs of $0.2 million. In addition, we had an increase in travel and entertainment costs of approximately $0.1 million and an increase in facility and infrastructure costs of approximately $0.1 million. Cost of professional services revenue increased approximately $2.0 million for the three months ended June 30, 2016 as compared to the same period in 2015 largely due to increased personnel costs of approximately $1.5 million as we continued to invest in the global expansion of our services organization. In addition, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, we had an increase in outside contractor costs and other cost of professional services revenue of approximately $0.6 million. These increases were offset by a decrease in travel and entertainment costs of approximately $0.1 million.

Total gross profit increased approximately $30.8 million, or approximately 25%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 largely due to an increase in total revenue of approximately $34.8 million. The increase in our total gross profit during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 may not be indicative of our future gross profit. For the three months ended June 30, 2016, total gross margin increased to approximately 85.5% from 84.8% for the three months ended June 30, 2015. The increase in our total gross margin during the three months ended June 30, 2016 as compared to the same period in 2015 was primarily due to gross margin increases in license revenue and professional services revenue. The total gross margin during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 may not be indicative of our future gross margin.

Operating Expenses

The following table sets forth operating expenses as a percentage of revenue:

	Three Months Ended June 30,
	2016		2015
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period-to-Period Change
	(unaudited)
	(dollars in thousands)
Operating expenses:
Sales and marketing	$96,683	53.5%	$86,792	59.5%	$9,891	11.4%
Research and development	24,265	13.4%	18,793	12.9%	5,472	29.1%
General and administrative	34,752	19.2%	27,964	19.2%	6,788	24.3%

Total operating expenses	$155,700	86.2%	$133,549	91.6%	$22,151	16.6%

Sales and Marketing. Sales and marketing expenses increased approximately $9.9 million, or approximately 11%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. Sales and marketing expenses for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 were positively impacted as a result of foreign currency exchange rate fluctuations by approximately $0.5 million. The period-over-period increase in sales and marketing expenses was primarily attributable to an increase in personnel and commission costs of approximately $10.1 million (including a $0.8 million increase in stock-based compensation), reflecting higher employee headcount and higher variable compensation resulting from increased license revenue. In addition, we had an increase in consulting and other sales and marketing costs of approximately $0.7 million and an increase in facility and infrastructure costs of approximately $0.5 million. These increases were offset by a decrease in marketing, advertising and public relations costs of approximately $0.6 million and a decrease in travel and entertainment costs of approximately $0.8 million.

Research and Development. Research and development expenses increased approximately $5.5 million, or approximately 29%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. Research and development expenses for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 were negatively impacted by foreign currency exchange rate fluctuations by approximately $0.1 million. The period-over-period increase in research and development expenses included an increase in personnel costs of approximately $4.0 million (including a $0.3 million increase in stock-based compensation), an increase in other research and development costs, including outside professional fees, of approximately $1.2 million and an increase in facility and infrastructure costs of approximately $0.3 million

General and Administrative. General and administrative expenses increased approximately $6.7 million, or approximately 24%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. General and administrative expenses for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 were positively impacted as a result of foreign currency exchange rate fluctuations by approximately $0.2 million. The period-over-period increase in general and administrative expenses for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was largely due to an increase of approximately $6.0 million in transaction costs which include professional service fees for advisory, legal, tax and accounting services directly associated to our pending acquisition by Thoma Bravo and an increase of approximately $2.7 million in personnel costs (including a $1.0 million increase in stock-based compensation). These increases were offset by a decrease of approximately $1.5 million primarily related to professional fees, such as accounting, tax and legal fees, and a decrease of approximately $0.5 million in facility and infrastructure costs.

Other Income (Expense), net.

During the three months ended June 30, 2016, other income, net was approximately $1.1 million and primarily consisted of net foreign exchange gains. During the three months ended June 30, 2015, other expense, net was approximately $3.2 million and primarily consisted of net foreign exchange losses.

Income Tax Expense.

For the three months ended June 30, 2016 and 2015, we determined that we were not able to make reliable estimates of the annual effective tax rate in the U.S., as relatively small changes in our projected income or loss produce significant variance in our annual effective tax rate in this jurisdiction. Therefore, we recorded the tax provision in the U.S., for the three months ended June 30, 2016 and 2015, based on the actual effective tax rate for these periods. We will continue to utilize this methodology until reliable estimates of the annual effective tax rate in the U.S. can be made. The effective tax rate for all other jurisdictions for the three months ended June 30, 2016 and 2015 was calculated based on an estimated annual effective tax rate as adjusted for discrete items.

For the three months ended June 30, 2016, we recorded income tax expense of approximately $6.5 million, which resulted in an effective tax rate of approximately (3,396.4%), compared to income tax benefit of approximately $0.1 million, or an effective tax rate of approximately 0.9%, for the three months ended June 30, 2015. As of June 30, 2016, a full valuation allowance continues to be recorded against our U.S. and Swedish deferred income tax assets, based on an analysis of positive and negative evidence, including analyzing three-year cumulative pre-tax income or loss as well as other quantitative and qualitative information. The effective tax rates for the three months ended June 30, 2016 and 2015 are primarily driven by foreign tax rate differentials, the effects of permanent differences and the changes in the valuation allowance on deferred income tax assets. The primary differences between the effective tax rates for the three months ended June 30, 2016 and 2015 relate to relative differences in the distribution of income and losses in jurisdictions in which we operate, changes in the valuation allowances against deferred income tax assets, and the impact of the permanent differences and discrete items.

Due to the relative difference in the projected annual distribution of income and losses where we operate compared to our actual results for the three months ended June 30, 2016, including the recognition of certain discrete items in the period and due to losses incurred in jurisdictions for which a tax benefit cannot be recognized, the year-to-date effective tax rate may differ significantly from our full year effective tax rate. Our effective tax rate is also impacted significantly by non-deductible stock-based compensation incurred in various jurisdictions. As the projection and distribution of income changes throughout 2016, the year-to-date effective tax rate will change from quarter to quarter.

Our liability for unrecognized tax benefits (including penalties and interest) was approximately $1.5 million as of June 30, 2016 and December 31, 2015. We do not expect that the total amount of unrecognized tax benefits will change significantly during the next twelve months. See Note 7, Income Tax Provision, of the Notes to the Consolidated Financial Statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K, filed with the SEC on February 26, 2016, for more detailed information regarding unrecognized tax benefits.

Comparison of the Six Months Ended June 30, 2016 and 2015

Revenue

The following table sets forth revenue by source:

	Six Months Ended June 30,
	2016		2015
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period-to-Period Change
	(unaudited)
	(dollars in thousands)
Revenue:
License revenue	$156,074	49.0%	$131,127	49.3%	$24,947	19.0%
Maintenance revenue	131,175	41.2%	108,653	40.8%	22,522	20.7%
Professional services revenue	31,425	9.8%	26,313	9.9%	5,112	19.4%

Total revenue	$318,674	100.0%	$266,093	100.0%	$52,581	19.8%

Revenue was approximately $318.7 million for the six months ended June 30, 2016 compared to approximately $266.1 million for the six months ended June 30, 2015, an increase of approximately 20%. Total revenue for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 was negatively impacted by approximately $4.7 million, or approximately 2%, as a result of the strengthening of the U.S. dollar relative to the foreign currencies in which we operate. The increase in revenue from the prior year period was primarily driven by revenue growth in the Americas (includes North America and South America), Rest of World (includes Asia-Pacific, Middle East and Africa), the German region (includes Germany, Austria and Switzerland), and the Nordic region (includes Sweden, Denmark, Finland and Norway), which grew approximately 23%, 33%, 39% and 25%, respectively, and contributed approximately $48.5 million in incremental total revenue. License revenue grew approximately $24.9 million, or approximately 19%, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. License revenue for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 was negatively impacted by approximately $2.4 million, or approximately 2%, as a result of the strengthening of the U.S. dollar relative to the foreign currencies in which we operate. There was no material change in the pricing for our products during the period. During the six months ended June 30, 2016, we closed 278 contracts that had total license and first year’s maintenance exceeding $100,000, compared to 217 contracts for the same period last year. Included in the deals exceeding $100,000, we closed 91 contracts that had total license and first year’s maintenance exceeding $250,000 during the six months ended June 30, 2016, compared to 52 contracts for the same period last year. Included in the deals exceeding $250,000, we closed 16 contracts that had total license and first year’s maintenance exceeding $1.0 million during the six months ended June 30, 2016, compared to ten contracts for the same period last year. Amounts invoiced to existing customers represented approximately 79% of total billings during the six months ended June 30, 2016, resulting from our “land and expand” sales strategy, compared to approximately 76% during the six months ended June 30, 2015. Billings from our indirect partner channel for license and first year maintenance were approximately 59% of total license and first year maintenance billings for the six months ended June 30, 2016 compared to approximately 60% for the six months ended June 30, 2015. Maintenance revenue grew approximately 21% during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 driven by annual maintenance renewal rates of greater than 90% and an increase in our customer base. Maintenance revenue for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 was negatively impacted by approximately $1.9 million, or approximately 2%, as a result of the strengthening of the U.S. dollar relative to the foreign currencies in which we operate. Professional services revenue grew approximately 19% during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 due to an increase in our customer base. Professional services revenue for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 was negatively impacted by approximately $0.4 million, or approximately 2%, as a result of the strengthening of the U.S. dollar relative to the foreign currencies in which we operate. The overall revenue growth during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 may not be indicative of our future revenue growth, if any.

Cost of Revenue and Gross Profit

The following table sets forth cost of revenue and gross profit for each revenue source:

	Six Months Ended June 30,
	2016		2015
	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Period-to-Period Change
	(unaudited)
	(dollars in thousands)
Cost of Revenue:
Cost of license revenue	$4,255	2.7%	$4,409	3.4%	$(154)	-3.5%
Cost of maintenance revenue	8,233	6.3%	5,939	5.5%	2,294	38.6%
Cost of professional services revenue	36,474	116.1%	32,987	125.4%	3,487	10.6%

Total cost of revenue	$48,962	15.4%	$43,335	16.3%	$5,627	13.0%

Gross Profit:
License revenue	$151,819	97.3%	$126,718	96.6%	$25,101	19.8%
Maintenance revenue	122,942	93.7%	102,714	94.5%	20,228	19.7%
Professional services revenue	(5,049)	-16.1%	(6,674)	-25.4%	1,625	-24.3%

Total gross profit	$269,712	84.6%	$222,758	83.7%	$46,954	21.1%

Cost of revenue was approximately $49.0 million for the six months ended June 30, 2016 compared to approximately $43.3 million for the six months ended June 30, 2015, an increase of approximately 13%. Total cost of revenue for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was positively impacted as a result of foreign currency exchange rate fluctuations by approximately $0.5 million. Cost of license revenue largely consists of referral fees paid to third parties in connection with software license sales and the amortization of technology related intangible assets acquired. Referral fees decreased approximately $0.2 million as compared to the prior six month period. Cost of maintenance revenue increased approximately $2.3 million for the six months ended June 30, 2016 as compared to the same period in 2015 largely due to an increase in personnel costs of approximately $2.1 million and other maintenance costs of $0.4 million offset by a decrease in travel and entertainment costs of approximately $0.2 million largely due to a reduction in event costs as we transitioned to a virtual annual employee summit. Cost of professional services revenue increased approximately $3.5 million for the six months ended June 30, 2016 as compared to the same period in 2015 largely due to increased personnel costs of approximately $3.0 million as we continued to invest in the global expansion of our services organization. In addition, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, we had an increase in outside contractor costs and other cost of professional services revenue of approximately $1.2 million and an increase in facility and infrastructure costs of approximately $0.1 million. These increases were offset by a decrease in travel and entertainment costs of approximately $0.8 million largely due to a reduction in event costs as we transitioned to a virtual annual employee summit.

Total gross profit increased approximately $47.0 million, or approximately 21%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 largely due to an increase in total revenue of approximately $52.6 million. The increase in our total gross profit during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 may not be indicative of our future gross profit. For the six months ended June 30, 2016, total gross margin increased to approximately 84.6% from 83.7% for the six months ended June 30, 2015. The increase in our total gross margin during the six months ended June 30, 2016 as compared to the same period in 2015 was primarily due to gross margin increases in license revenue and professional services revenue. The total gross margin during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 may not be indicative of our future gross margin.

Operating Expenses

The following table sets forth operating expenses as a percentage of revenue:

	Six Months Ended June 30,
	2016		2015
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period-to-Period Change
	(unaudited)
	(dollars in thousands)
Operating expenses:
Sales and marketing	$185,211	58.1%	$163,433	61.4%	$21,778	13.3%
Research and development	46,475	14.6%	36,188	13.6%	10,287	28.4%
General and administrative	64,093	20.1%	57,138	21.5%	6,955	12.2%

Total operating expenses	$295,779	92.8%	$256,759	96.5%	$39,020	15.2%

Sales and Marketing. Sales and marketing expenses increased approximately $21.8 million, or approximately 13%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. Sales and marketing expenses for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 were positively impacted as a result of foreign currency exchange rate fluctuations by approximately $2.7 million. The period-over-period increase in sales and marketing expenses was primarily attributable to an increase in personnel and commission costs of approximately $18.9 million (including a $1.1 million increase in stock-based compensation), reflecting higher employee headcount and higher variable compensation resulting from increased license revenue. In addition, we had an increase in other consulting and sales and marketing costs of approximately $2.0 million, an increase in marketing, advertising and public relations costs of approximately $1.8 million and an increase in facility and infrastructure costs of approximately $1.0 million. These increases were offset by a decrease in travel and entertainment costs of approximately $1.9 million largely due to a reduction in event costs as we transitioned to a virtual annual employee summit.

Research and Development. Research and development expenses increased approximately $10.3 million, or approximately 28%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. Research and development expenses for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 were positively impacted by foreign currency exchange rate fluctuations by approximately $0.3 million. The period-over-period increase in research and development expenses included an increase in personnel costs of approximately $8.1 million (including a $0.4 million increase in stock-based compensation), an increase in other research and development costs, including outside professional fees, of approximately $2.8 million and an increase in facility and infrastructure costs of approximately $0.6 million. These increases were offset by a decrease in travel and entertainment costs of approximately $1.2 million largely due to a reduction in event costs as we transitioned to a virtual annual employee summit.

General and Administrative. General and administrative expenses increased approximately $6.9 million, or approximately 12%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. General and administrative expenses for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 were positively impacted as a result of foreign currency exchange rate fluctuations by approximately $0.6 million. The period-over-period increase in general and administrative expenses for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was largely due to an increase of approximately $6.4 million in transaction costs which include professional service fees for advisory, legal, tax and accounting services directly associated to our pending acquisition by Thoma Bravo and an increase of approximately $5.2 million in personnel costs (including a $1.7 million increase in stock-based compensation). These increases were offset by a decrease in consulting costs of approximately $2.6 million, a decrease in travel and entertainment costs of approximately $1.3 million largely due to a reduction in event costs as we transitioned to a virtual annual employee summit and a decrease in facility and infrastructure costs of approximately $0.8 million.

Other Income (Expense), net.

During the six months ended June 30, 2016, other income, net was approximately $1.5 million and primarily consisted of net foreign exchange gains of approximately $1.4 million and interest income, net of approximately $0.1 million. During the six months ended June 30, 2015, other expense, net was approximately $1.8 million and primarily consisted of net foreign exchange losses.

Income Tax Expense.

For the six months ended June 30, 2016 and 2015, we determined that we were not able to make reliable estimates of the annual effective tax rate in the U.S., as relatively small changes in our projected income or loss produce significant variance in our annual effective tax rate in this jurisdiction. Therefore, we recorded the tax provision in the U.S., for the six months ended June 30, 2016 and 2015, based on the actual effective tax rate for these periods. We will continue to utilize this methodology until reliable estimates of the annual effective tax rate in the U.S. can be made. The effective tax rate for all other jurisdictions for the six months ended June 30, 2016 and 2015 was calculated based on an estimated annual effective tax rate as adjusted for discrete items.

For the six months ended June 30, 2016, we recorded income tax expense of approximately $9.1 million, which resulted in an effective tax rate of approximately (37.1%), compared to income tax expense of approximately $7.5 million, or an effective tax rate of approximately (21.1%), for the six months ended June 30, 2015. As of June 30, 2016, a full valuation allowance continues to be recorded against our U.S. and Swedish deferred income tax assets, based on an analysis of positive and negative evidence, including analyzing three-year cumulative pre-tax income or loss as well as other quantitative and qualitative information. The effective tax rates for the six months ended June 30, 2016 and 2015 are primarily driven by foreign tax rate differentials, the effects of permanent differences and the changes in the valuation allowance on deferred income tax assets. The primary differences between the effective tax rates for the six months ended June 30, 2016 and 2015 relate to relative differences in the distribution of income and losses in jurisdictions in which we operate, changes in the valuation allowances against deferred income tax assets, and the impact of the permanent differences and discrete items.

Due to the relative difference in the projected annual distribution of income and losses where we operate compared to our actual results for the six months ended June 30, 2016, including the recognition of certain discrete items in the period and due to losses incurred in jurisdictions for which a tax benefit cannot be recognized, the year-to-date effective tax rate may differ significantly from our full year effective tax rate. Our effective tax rate is also impacted significantly by non-deductible stock-based compensation incurred in various jurisdictions. As the projection and distribution of income changes throughout 2016, the year-to-date effective tax rate will change from quarter to quarter.

Our liability for unrecognized tax benefits (including penalties and interest) was approximately $1.5 million as of June 30, 2016 and December 31, 2015. We do not expect that the total amount of unrecognized tax benefits will change significantly during the next twelve months. See Note 7, Income Tax Provision, of the Notes to the Consolidated Financial Statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K, filed with the SEC on February 26, 2016, for more detailed information regarding unrecognized tax benefits.

Foreign Exchange Rates

We conduct business in our foreign operations in local currencies. Accordingly, our revenue and operating expense results presented above are affected by changes in foreign exchange rates. Brexit could contribute to instability and volatility in the global financial and foreign exchange markets, including volatility in the value of the British pound, euro and other currencies. Income and expense accounts are translated at the average monthly exchange rates during the period.

Foreign currency exchange rate fluctuations negatively impacted total revenue for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 by approximately $1.1 million, principally driven by the overall strengthening of the U.S. dollar relative to the foreign currencies in which we operate. Total cost of revenue and operating expenses for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 were positively impacted as a result of foreign exchange rate fluctuations by approximately $0.7 million, principally driven by the overall strengthening of the U.S. dollar relative to the foreign currencies in which we operate.

Foreign currency exchange rate fluctuations negatively impacted total revenue for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 by approximately $4.7 million, principally driven by the overall strengthening of the U.S. dollar relative to the foreign currencies in which we operate. Total cost of revenue and operating expenses for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 were positively impacted as a result of foreign exchange rate fluctuations by approximately $4.1 million, principally driven by the overall strengthening of the U.S. dollar relative to the foreign currencies in which we operate.

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

Acquisitions

On April 20, 2016, we acquired all of the outstanding shares of Industrial Codebox Holdings Limited and Industrial Codebox Limited (collectively “Codebox”). Codebox is incorporated in England and Wales and specializes in the development of desktop and web-based applications. We purchased Codebox for a total maximum purchase price of approximately $4.0 million. We paid approximately $2.3 million to the former Codebox shareholders at closing. In addition, the preliminary purchase price includes approximately $0.5 million of deferred payments to be made in the third quarter of 2016. The total maximum purchase price also includes approximately $1.2 million of contingent consideration payable upon the achievement of certain integration milestones as set forth in the purchase agreement governing the transaction. At the purchase date, we preliminarily estimated the fair value of the contingent consideration at approximately $1.1 million, and therefore, this amount is included in the preliminary purchase price. The contingent consideration is payable at various intervals through April 20, 2018 if the milestones are met. The results of operations and financial position of Codebox are included in our consolidated financial statements from and after the date of acquisition. The inclusion of Codebox did not have a material impact on our unaudited consolidated financial results for the three and six months ended June 30, 2016.

Based upon our preliminary estimates, we allocated approximately $1.0 million of the purchase price to finite-lived intangible assets relating to developed technology. We amortize developed technology on a straight-line basis over an estimated useful life of eight years. The fair value of the contingent consideration was determined using a discounted cash flow model. Under this model, the fair value of the contingent consideration is a function of the probability of achieving the milestones, the estimated achievement date of the milestones and the discount rate that reflects the level of risk associated with the liability. After allocating the purchase price to the assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, we recorded goodwill of approximately $2.8 million related to this acquisition. Goodwill represents the excess of the purchase price over the net identifiable tangible and developed technology acquired. We believe the goodwill related to the acquisition was a result of the expected synergies to be realized from combining operations and is not expected to be deductible for income tax purposes.

Our finalization of the purchase price allocation, including the valuation of assets acquired, developed technology acquired, liabilities assumed and deferred income taxes assumed related to the acquisition remain in process as of June 30, 2016. The items pending finalization include the valuation of acquired developed technology and the evaluation of deferred income taxes. We expect to complete this purchase price allocation during the second half of 2016.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents and the on-going collection of our accounts receivable. As of June 30, 2016, we had cash and cash equivalents totaling approximately $381.9 million, net accounts receivable of approximately $180.3 million and working capital of approximately $301.5 million. Our cash and cash equivalents held domestically were approximately $195.6 million as of June 30, 2016. We believe that our cash and cash equivalents balances in the U.S. are currently sufficient to fund our U.S. operations. As of June 30, 2016, cash and cash equivalents held by foreign subsidiaries were approximately $186.3 million, which include undistributed earnings of foreign subsidiaries indefinitely invested outside of the U.S. of approximately $27.8 million. Except as required under U.S. tax law, we do not accrue for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to continue to invest such undistributed earnings outside of the U.S. If these funds are needed for our operations in the U.S., we would be required to accrue and, subsequent to the full utilization of our existing net operating loss carryforwards, pay U.S. taxes to repatriate these funds.

Our capital expenditures for the six months ended June 30, 2016 were approximately $4.7 million, comprised primarily of additional leasehold improvements, furniture and fixtures and computer equipment.

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

The following table shows selected balance sheet data as well as our cash flows from operating activities, investing activities, and financing activities for the stated periods (in thousands):

	June 30,	December 31,
	2016	2015
	(unaudited)
	(in thousands)
Cash and cash equivalents	$381,895	$320,058
Accounts receivable, net	180,297	236,717
Deferred revenue	178,766	180,411
Working capital	301,485	289,184

	Six Months Ended June 30,
	2016	2015
	(unaudited)
	(in thousands)
Cash flow activities
Net cash provided by operating activities	$48,579	$49,607
Net cash used in investing activities	(6,696)	(10,676)
Net cash provided by financing activities	20,674	29,850

Cash and Cash Equivalents

Our cash and cash equivalents at June 30, 2016 were held for working capital purposes and were invested primarily in bank deposits and money market accounts having less than 90 day maturities. We do not enter into investments for trading or speculative purposes. These balances could be impacted if the underlying depository institutions or the guarantors fail or could be subject to adverse conditions in the financial markets. We can provide no assurances that access to our funds will not be impacted by adverse conditions in the financial markets.

Cash Flows

Operating Activities

Net cash provided by operating activities was approximately $48.6 million for the six months ended June 30, 2016. We incurred non-cash expenses totaling approximately $33.0 million for the six months ended June 30, 2016. Non-cash expenses primarily consisted of stock-based compensation expense, provisions for bad debt, foreign currency gains and losses, and depreciation and amortization expense. In addition, we incurred an excess tax benefit from stock-based compensation of approximately $5.6 million for the six months ended June 30, 2016.

The change in certain assets and liabilities resulted in a net source of cash of approximately $54.9 million for the six months ended June 30, 2016. Net cash provided by operating activities is driven by sales of our products. Collection of accounts receivable from the sale of our products is a significant component of our cash flows from operating activities, as is the change in deferred revenue related to these sales. In addition, net cash provided by operating activities for the six months ended June 30, 2016 reflects income tax payments made of approximately $3.7 million.

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

Investing Activities

Net cash used in investing activities was approximately $6.7 million for the six months ended June 30, 2016, which included approximately $4.7 million for capital expenditures related to leasehold improvements, furniture and fixtures and computer equipment. In addition, cash used in investing activities for the six months ended June 30, 2016 consisted of approximately $2.0 million, net of cash acquired, used for the acquisition of Codebox.

Net cash used in investing activities was approximately $10.7 million for the six months ended June 30, 2015. Cash used in investing activities for the six months ended June 30, 2015 consisted of approximately $7.9 million for capital expenditures related to leasehold improvements, furniture and fixtures, and computer equipment. In addition, cash used in investing activities for the six months ended June 30, 2015 consisted of deferred purchase price payments related to a working capital price adjustment of approximately $2.7 million related to the acquisition of Vizubi Software S.r.l., an Italian company, and all of the outstanding shares of Vizubi, Inc., a U.S. corporation (collectively “Vizubi”) in December 2014 and an asset value holdback of approximately $0.1 million related to the acquisition of DataMarket ehf., an Icelandic company (“DataMarket”) in October 2014.

Financing Activities

Net cash provided by financing activities was approximately $20.7 million for the six months ended June 30, 2016. Net cash provided by financing activities included proceeds from the exercise of common stock options of approximately $17.7 million and an excess tax benefit from stock-based compensation of approximately $5.6 million. These proceeds were offset by contingent consideration payments of approximately $2.6 million related to the acquisition of Vizubi.

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

For the three and six months ended June 30, 2016 and 2015, Non-GAAP income (loss) from operations is determined by taking U.S. GAAP loss from operations and adding back stock-based compensation expense, employer payroll taxes on stock transactions, the amortization of intangible assets, non-routine corporate governance and shareholder matters and contingent consideration adjustments. Non-GAAP net income (loss) is determined by taking U.S. GAAP loss before income taxes and adding back stock-based compensation expense, employer payroll taxes on stock transactions, the amortization of intangible assets, transaction costs and non-routine corporate governance and shareholder matters, contingent consideration adjustments and the result is tax affected at an estimated Non-GAAP income tax rate of 30%. We believe these adjustments provide useful information to both management and investors due to the following factors:

•	Stock-based compensation. Although stock-based compensation is an important aspect of the compensation of our employees and executives, determining the fair value of the stock-based instruments involves a high degree of judgment and estimation and the expense recorded may bear little resemblance to the actual value realized upon the future exercise or termination of the related stock-based awards. Furthermore, unlike cash compensation, the value of stock-based compensation is determined using a complex formula that incorporates factors, such as market volatility, that are beyond our control. We believe it is useful to exclude stock-based compensation in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies.

•	Employer payroll taxes on stock transactions. The amount of employer payroll taxes on stock transactions is dependent on our stock price and other factors that are beyond our control and which we believe do not correlate to the operation of our business.

•	Amortization of intangible assets. A portion of the purchase price of our acquisitions is generally allocated to intangible assets, such as intellectual property, and is subject to amortization. However, we do not acquire businesses on a predictable cycle. Additionally, the amount of an acquisition’s purchase price allocated to intangible assets and the term of its related amortization can vary significantly and are unique to each acquisition. Therefore, we believe that the presentation of Non-GAAP financial measures that adjust for the amortization of intangible assets provides investors and others with a consistent basis for comparison across accounting periods.

•	Transaction costs and non-routine corporate governance and shareholder matters. During 2016, we began incurring professional services fees related to transaction costs and non-routine corporate governance and shareholder matters directly associated with our acquisition by Thoma Bravo. These costs include professional service fees for advisory, legal, tax and accounting services directly associated with these matters. We believe these fees are not representative of our on-going operating costs.

•	Contingent consideration adjustment. We periodically enter into business combinations which may contain contingent consideration arrangements. At each reporting date, we measure these contingent consideration liabilities at fair value until the contingencies are resolved. We believe that these costs are generally non-recurring and do not correlate to the ongoing operation of our business.

•	Income taxes. We believe that the use of our Non-GAAP income tax rate to calculate our Non-GAAP net income (loss) and Non-GAAP net income (loss) per common share provides investors with a view of what our income tax rate would be based on our levels of Non-GAAP income (loss) loss before income taxes when excluding certain discrete items that are difficult to predict. In addition, we also expect our Non-GAAP income tax rate to approximate our effective tax rate in future periods as we expect our reported income levels before income taxes to meet or exceed our current Non-GAAP levels. This presentation also allows investors to understand and evaluate our results and future prospects in the same manner as management, and in comparing financial results across accounting periods.

The following is a reconciliation of Non-GAAP income (loss) from operations, Non-GAAP net income (loss) and Non-GAAP net income (loss) per common share to the most comparable U.S. GAAP measure for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)
	(in thousands, except share and per share data)
Reconciliation of Non-GAAP income (loss) from operations:
GAAP loss from operations	$(1,246)	$(9,914)	$(26,067)	$(34,001)
Stock-based compensation expense	11,745	9,663	22,129	19,060
Employer payroll taxes on stock transactions	325	1,350	1,081	1,492
Amortization of intangible assets	985	867	1,921	1,772
Transaction costs and non-routine corporate governance and shareholder matters	6,003	—	6,385	—
Contingent consideration adjustment	73	56	143	162

Non-GAAP income (loss) from operations	$17,885	$2,022	$5,592	$(11,515)

Reconciliation of Non-GAAP net income (loss):
GAAP net loss	$(6,713)	$(13,002)	$(33,727)	$(43,322)
add back: income tax benefit (expense)	(6,521)	118	(9,118)	(7,540)

GAAP loss before income taxes	(192)	(13,120)	(24,609)	(35,782)
Stock-based compensation expense	11,745	9,663	22,129	19,060
Employer payroll taxes on stock transactions	325	1,350	1,081	1,492
Amortization of intangible assets	985	867	1,921	1,772
Transaction costs and non-routine corporate governance and shareholder matters	6,003	—	6,385	—
Contingent consideration adjustment	73	56	143	162

Non-GAAP income (loss) before income taxes	$18,939	$(1,184)	$7,050	$(13,296)
Non-GAAP income tax benefit (expense) (1)	(5,682)	355	(2,115)	3,989

Non-GAAP net income (loss)	$13,257	$(829)	$4,935	$(9,307)

Reconciliation of Non-GAAP income tax benefit (expense) (1):
GAAP income tax benefit (expense)	$(6,521)	$118	$(9,118)	$(7,540)
Income tax adjustment	839	237	7,003	11,529

Non-GAAP income tax benefit (expense)	$(5,682)	$355	$(2,115)	$3,989

Reconciliation of Non-GAAP income (loss) per share:
Non-GAAP net income (loss) per common share - basic	$0.14	$(0.01)	$0.05	$(0.10)

Non-GAAP net income (loss) per common share - diluted	$0.14	$(0.01)	$0.05	$(0.10)

GAAP net loss per common share - basic and diluted	$(0.07)	$(0.14)	$(0.36)	$(0.47)

Non-GAAP weighted average number of common shares outstanding - basic	94,245,607	91,721,926	93,838,407	91,362,617

Non-GAAP weighted average number of common shares outstanding - diluted	95,434,981	91,721,926	94,475,441	91,362,617

GAAP weighted average number of common shares outstanding - basic and diluted	94,245,607	91,721,926	93,838,407	91,362,617

(1)	The Non-GAAP income tax benefit (expense) is calculated by applying an estimated annual Non-GAAP income tax rate to our Non-GAAP income (loss) before income taxes. This Non-GAAP income tax rate is calculated based on the level of Non-GAAP income (loss) before income taxes applied to the statutory income tax rates in the jurisdictions in which we operate, and when applying these rates to our Non-GAAP profit levels applied across our jurisdictions, the estimated annual income tax rate currently approximates 30%. We continually monitor this non-GAAP income tax rate based on events or trends that could materially impact this rate, including tax legislation changes and changes in the geographic mix of revenue and expenses. In addition, when estimating our Non-GAAP income tax rate, we exclude the impact of items that impact our reported income tax rate that we do not believe are representative of our ongoing operating results, including the impact of valuation allowances we are currently recording in certain jurisdictions and certain discrete items such as adjustments to uncertain tax position reserves, as these items are difficult to predict and can materially impact our effective income tax rate.

The following table reflects the impact of changes in foreign currency exchange rates from the prior year periods on the reported amounts of total revenue for the three and six months ended June 30, 2016. To determine the revenue growth rates on a constant currency basis for the three and six months ended June 30, 2015, revenue from entities reporting in foreign currencies was translated into U.S. dollars using the comparable prior year period’s monthly average foreign currency exchange rates.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% change	2016	2015	% change
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Constant currency reconciliation:
Total revenue, as reported	$180,644	$145,829	24%	$318,674	$266,093	20%
Estimated impact of foreign currency fluctuations			1%			2%

Total revenue constant currency growth rate			25%			22%

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements, as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K, as of June 30, 2016 and December 31, 2015.

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

Interest Rate Sensitivity

We had cash and cash equivalents of approximately $381.9 million at June 30, 2016 and approximately $320.1 million at December 31, 2015. We held these amounts in cash or money market funds.

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

Foreign Exchange Risk

We market our products in the Americas, Europe, the Asia-Pacific Regions, the Middle East and Africa and largely develop our products in Europe and the U.S. As a result of our business activities in foreign countries, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that foreign currency exchange rate fluctuations will not harm our business in the future. Brexit has provided further uncertainty and potential volatility around European currencies, along with uncertain effects of future trade and other cross-border activities of the United Kingdom with the European Union and other countries. We sell our products in certain countries in the local currency of the respective country. There is a risk that we will have to adjust local currency product pricing due to the competitive pressure when there has been significant volatility in foreign exchange rates. In addition, a vast majority of our product development activities are principally based at our facility in Lund, Sweden. This provides some natural hedging because most of our subsidiaries’ operating expenses are denominated in their local currencies. Regardless of this natural hedging, our results of operations may be adversely impacted by the foreign exchange rate fluctuation. We will continue to monitor our exposure to foreign currency fluctuations and, when appropriate, we may use financial hedging techniques to minimize the effect of these fluctuations. We may choose not to continue to hedge certain foreign exchange exposure for a variety of reasons, including accounting considerations and the prohibitive economic cost of hedging particular exposure.

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

As of June 30, 2016, we had two short-term foreign currency forward contracts outstanding. As of June 30, 2016, the unrealized gain on our short-term foreign currency forward contracts was approximately $0.5 million and is recorded within other current assets on the consolidated balance sheet. As of December 31, 2015, we had two short-term foreign currency forward contracts outstanding. As of December 31, 2015, the net unrealized gain on our short-term foreign currency forward contract was approximately $0.1 million and was recorded within other current assets on the consolidated balance sheet.

For the three months ended June 30, 2016, the unaudited consolidated statements of operations reflect a gain of approximately $6.1 million within foreign exchange gain (loss), net, related to short-term foreign currency forward contracts. For the three months ended June 30, 2015, the unaudited consolidated statements of operations reflect a loss of approximately $3.8 million within foreign exchange gain (loss), net, related to short-term foreign currency forward contracts. For the six months ended June 30, 2016 and 2015, the unaudited consolidated statements of operations reflect a gain of approximately $2.1 million and $6.1 million, respectively, within foreign exchange gain (loss), net, related to short-term foreign currency forward contracts. Cash flows received or paid in connection with the settlement of short-term foreign currency forward contracts are included in cash flows from operating activities in the period in which the short-term foreign currency forward contracts are settled.

Foreign exchange risk exposures arise from transactions denominated in a currency other than our functional currency and from foreign denominated revenue and profit translated into U.S. dollars. Approximately 67% and 68% of our revenues for the six months ended June 30, 2016 and 2015, respectively, were earned in foreign denominated currencies other than the U.S. dollar. The principal foreign currencies in which we conduct business are the euro, the Swedish kronor and the British pound. The translation of currencies in which we operate into the U.S. dollar may affect consolidated revenues and gross profit margins as expressed in U.S. dollars. We seek to manage our foreign exchange risk in part through operational means, including managing same-currency revenues in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As we operate in multiple foreign currencies, changes in those currencies relative to the U.S. dollar will impact our revenues and expenses. If the U.S. dollar weakens against a specific foreign currency, our revenues will increase having a positive impact on net income, and our overall expenses will increase, having a negative impact on net income. Likewise, if the U.S. dollar strengthens against a specific foreign currency, our revenues will decrease having a negative impact on net income, and our overall expenses will decrease, having a positive impact on net income. Therefore, significant shifts in foreign currencies can impact our short-term results, as well as our long-term forecasts and targets.

Our actual future gains and losses may differ materially due to the inherent limitations with the timing and amount of changes in foreign currency exchange rates and our actual exposure and positions.

Item 4.	Controls and Procedures

Evaluation of Disclosure and Control Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2016, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Cadian Capital Section 16(b) Matter Seeking Disgorgement Short-swing Profits on Behalf of Qlik.

In October 2015, a purported stockholder filed a complaint pursuant to Section 16(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) in the U.S. District Court for the Southern District of New York against Cadian Capital Management, LP and certain persons and entities allegedly affiliated with it (collectively, the “Cadian Defendants”) in an action captioned Klein v. Cadian Capital Mgmt., LP et al., Case No. 15-CV-08140. We are named as a nominal defendant. The plaintiff alleges that the Cadian Defendants engaged in transactions in our securities that resulted in “short-swing” profits within the scope of Section 16, and seeks disgorgement from the Cadian Defendants of those alleged “short-swing” profits on our behalf. Due to the alleged failure by the Cadian Defendants to comply with its reporting obligations under the Exchange Act, the complaint does not specify the precise amount of alleged trades subject to disgorgement, other than estimating that the amount of profits subject to disgorgement is “believed to be in excess of $10 million.” The complaint seeks disgorgement of any and all short-swing profits on behalf of us, plus attorneys’ fees and expenses. The complaint does not seek damages of any kind from us. The parties have agreed to stay this case pending resolution of a motion in another case brought against the same Cadian Defendants alleging that the Cadian Defendants engaged in short-swing trading of another issuer. We are not able to estimate the amount or range of any loss for certain contingencies related to this matter, if any, at this time.

Pennsylvania Stockholder Litigation

On June 9, 2016 and June 15, 2016, two putative class action lawsuits were filed by purported stockholders of Qlik against Qlik, its directors, Parent and Merger Sub in Pennsylvania Court of Common Pleas of Delaware County, captioned Solak v. Golden, et al, Case No. 2016-005036 (the “Solak Action”), and Willems v. Qlik Technologies Inc., et al, Case No. 2016-005249 (the “Willems Action”). The Willems Action was also filed against Thoma Bravo. Both lawsuits generally allege that the members of the Board of Directors breached their fiduciary duties in connection with the proposed Merger by, among other things, failing to take steps to maximize the value of Qlik to its stockholders and agreeing to unfair terms. They further allege that Qlik, Parent and Merger Sub aided and abetted the directors’ alleged breaches of fiduciary duties. The Willems Action also alleges aiding and abetting by Thoma Bravo. Plaintiffs in both actions seek, among other things, equitable relief to enjoin consummation of the Merger, and attorneys’ fees and costs. In addition, the Solak Action seeks rescission of the Merger and/or rescissory damages. We are not able to estimate the amount or range of any loss for certain contingencies related to this matter, if any, at this time.

Delaware Stockholder Litigation

On July 12, 2016, a putative class action lawsuit was filed by a purported stockholder of Qlik against the Board of Directors in the Delaware Court of Chancery, captioned Charles v. Golden, et al, Case No. 12552-VCS. The action generally alleges that the members of the Board of Directors breached their fiduciary duties in connection with the proposed Merger by failing to disclose material information in the Definitive Proxy Statement. Plaintiff seeks, among other things, equitable relief to enjoin consummation of the Merger and attorneys’ fees and costs.

On July 15, 2016, Plaintiff filed a motion to expedite proceedings. The Court scheduled a hearing on Plaintiff’s motion for July 25, 2016. On July 22, 2016, Qlik filed with the SEC supplemental disclosures in a Proxy Supplement to the Definitive Proxy Statement. The same day, Defendants filed an opposition to Plaintiff’s motion to expedite. That afternoon, Plaintiff informed the Court that his claims had been mooted and that the hearing on Plaintiff’s motion to expedite may be removed from the Court’s calendar.

On July 22, 2016 and July 26, 2016, two more putative class action lawsuits were filed in the Delaware Court of Chancery by purported stockholders of Qlik against the Board of Directors, Thoma Bravo, LLC, Project Alpha Holding, LLC, Project Alpha Merger Corp., and Elliott Associates, L.P., captioned Garagarza v. Thoma Bravo, LLC, et al., C.A. No. 12586-VCS, and Laborers Pension Fund v. Thoma Bravo, LLC, et al., C.A. No. 12597-        . Both actions generally allege that the members of the Board of Directors breached their fiduciary duties in connection with the proposed Merger by, among other things, failing to maximize the value of Qlik to its stockholders, failing to ensure a fair process, and failing to disclose all material information in the Definitive Proxy Statement. Both actions further allege that Thoma Bravo, LLC, Project Alpha Holding, LLC, Project Alpha Merger Corp., and Elliott Associates, L.P. aided and abetted the directors’ alleged breaches of fiduciary duties. Plaintiffs in these actions seek, among other things, equitable relief to enjoin the consummation of the Merger, rescissory damages, and attorneys’ fees and costs. We are not able to estimate the amount or range of any loss for certain contingencies related to this matter, if any, at this time.

Federal Stockholder Litigation

On July 13, 2016 and July 20, 2016, two putative class action lawsuits were filed by purported stockholders of Qlik against Qlik and the Board of Directors in the United States District Court for the Eastern District of Pennsylvania, captioned Jeweltex Manufacturing Inc. Retirement Plan, et al v. Qlik Technologies, Inc., et al, Case No. 16-3800 (the “Jeweltex Action”), and Walker v. Qlik Technologies, Inc., et al, Case No. 16-3903 (the “Walker Action”). The Walker Action additionally names Thoma Bravo, Parent and Merger Sub as defendants. Both lawsuits generally allege that Qlik and members of the Board of Directors violated Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder, and that members of the Board of Directors violated 20(a) of the Securities Exchange Act of 1934, in connection with the proposed Merger by failing to disclose material information in the Definitive Proxy Statement. The Walker Action further alleges that Thoma Bravo violated 20(a) of the Securities Exchange Act of 1934 in connection with the proposed Merger by failing to disclose material information in the Definitive Proxy Statement. Plaintiffs in both actions seek, among other things, equitable relief to enjoin consummation of the Merger, rescission of the Merger and/or rescissory damages, and attorneys’ fees and costs. We are not able to estimate the amount or range of any loss for certain contingencies related to this matter, if any, at this time.

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

Our intellectual property is an essential element of our business. We own trademarks for the “Qlik®,” “QlikTech®,” “Qlik Sense®,” “QlikView®,” “Qlik Cloud®,” “Qlik Datamarket®,” “Qlik Analytics Platform®,” “Qlik NPrinting™,” “Qlik Connectors™” and our logos. We rely on a combination of copyright, patent, trademark, trade dress and trade secrecy laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights both domestically and abroad. These laws, procedures and restrictions provide only limited protection. As of June 30, 2016, we had eight issued U.S. patents and had 13 pending applications for U.S. patents. In addition, as of June 30, 2016, we had seven issued and 21 pending applications for foreign patents. Any future patents issued to us may be challenged, invalidated or circumvented. Any patents that might be issued in the future, with respect to pending or future patent applications, may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. We endeavor to enter into agreements with our employees and contractors and with parties with whom we do business in order to limit access to and disclosure of our proprietary information.

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

If the Merger does not occur, it could have a material adverse effect on our business, results of operations, financial condition and stock price.

On June 2, 2016, we entered into an Agreement and Plan of Merger with affiliates of Thoma Bravo, LLC, which we refer to as the Merger Agreement. We refer to these entities collectively as Thoma Bravo. Upon completion of the merger contemplated by the Merger Agreement, we will become a wholly owned subsidiary of Thoma Bravo and will cease to be publicly owned and traded. There are, however, many contingencies which may cause the merger not to occur.

Completion of the Merger is subject to the satisfaction of various conditions, including. but not limited to, the absence of certain legal impediments and approval by the Company’s stockholders. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all.

The Merger gives rise to inherent risks that include:

•	pending stockholder litigation that could prevent or delay the Merger or otherwise negatively impact our business and operations;

•	the price of our common stock will change if the Merger is not completed to the extent that the current market price of our stock reflects an assumption that the Merger will be completed;

•	the amount of cash to be paid under the agreement governing the Merger is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;

•	legal or regulatory proceedings, including regulatory approvals from various domestic and foreign governmental entities (including any conditions, limitations or restrictions placed on these approvals) and the risk that one or more governmental entities may delay or deny approval, or other matters that affect the timing or ability to complete the transaction as contemplated;

•	the ability of Thoma Bravo and its affiliates to obtain the necessary funds to complete the Merger;

•	the possibility of disruption to our business, including increased costs and diversion of management time and resources;

•	difficulties maintaining business and operational relationships, including relationships with customers, suppliers, and other business partners;

•	the inability to attract and retain key personnel pending consummation of the Merger;

•	the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Merger;

•	the requirement to pay a termination fee of approximately $103.4 million if we terminate the agreement governing the Merger under certain circumstances;

•	developments beyond our control including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Merger; and

•	the risk that if the Merger is not completed, the market price of our common stock could decline, investor confidence could decline, shareholder litigation could be brought against us, relationships with customers, suppliers and other business partners may be adversely impacted, we may be unable to retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the proposed Merger.

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

Our operating results have varied in the past and are expected to continue to do so in the future. In addition to other risk factors listed in this “Risk Factors” section, factors that may affect our quarterly operating results, business and financial condition include the following:

•	demand for our software products and services and the size and timing of orders

•	market acceptance of our current products, such as QlikView® and Qlik Sense®, and future products

•	a slowdown in spending on information technology, or IT, and software by our current and/or prospective customers

•	sales cycles and performance of our indirect channel partners and original equipment manufacturers (known as OEMs)

•	budgeting cycles of our current or potential customers

•	foreign currency exchange rate fluctuations

•	the management, performance and expansion of our domestic and international operations

•	the rate of renewals of our maintenance agreements

•	changes in the competitive dynamics of our markets

•	our ability to control and predict costs, including our operating expenses

•	customers delaying purchasing decisions in anticipation of new products or product enhancements by us or our competitors

•	the timing of recognizing revenue in any given quarter as a result of revenue recognition rules

•	the timing and amount of our tax benefits or tax expenses as a result of, among other things, complex tax laws and any changes to such tax laws in the jurisdictions in which we operate

•	the seasonality of our business

•	failure to successfully manage or integrate any acquisitions

•	an increase in the rate of product returns

•	the outcome or publicity surrounding any pending or threatened lawsuits

•	general economic and political conditions in our domestic and international markets, including macroeconomic disruption or slowdown arising in connection with United Kingdom and European political and economic evolution.

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

Despite our release of Qlik Sense in September 2014, and the incremental revenue derived from Qlik Sense during the three and six months ended June 30, 2016 and the expected revenue to be derived in the future, we have and continue to be heavily dependent on our QlikView product. Our business would be harmed by a decline in demand for, or in the price of, our software products as a result of, among other factors:

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

In addition to our direct sales force, we use indirect channel partners, such as distribution partners, value-added resellers, system integrators and OEMs to license and support our software products. For the three and six months ended June 30, 2016 and 2015, transactions by indirect channel partners accounted for more than 50% of our total product licenses and first year maintenance billings. We expect to continue to rely substantially on our channel partners in the future.

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

We have operations in many areas of the world and are exposed to foreign currency exchange rate fluctuations that could harm our business, operating results and financial condition. A significant portion of our revenues, expenses, assets and liabilities are, and are expected to continue to be, denominated in foreign currencies, which exposes us to adverse changes in foreign currency exchange rates. In addition, the United Kingdom held a referendum on June 23, 2016 in which a majority of voters voted to exit the European Union (“Brexit”), which could contribute to instability and volatility in the global financial and foreign exchange markets, including volatility in the value of the British pound, euro and other currencies. To the extent denomination in foreign currencies does occur, transactional gains and losses, as well as translational gains and losses, have and may continue to contribute to fluctuations in our results of operations and adjustments to our financial guidance. For example, the strengthening of the U.S. dollar relative to other currencies in which we operate negatively impacted our reported total revenue and negatively impacted our reported loss from operations during the three and six months ended June 30, 2016. These exposures may change over time as our business and business practices evolve, and they could harm our financial results and cash flows.

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

We receive a significant portion of our total revenue from international sales from foreign direct and indirect operations. International revenues accounted for approximately 69% of our total revenue for the six months ended June 30, 2016 and approximately 68% of our total revenue for the year ended December 31, 2015. We have facilities located in Australia, Austria, Belgium, Brazil, Canada, China, Denmark, Finland, France, Germany, Hong Kong, Iceland, India, Italy, Japan, the Netherlands, Norway, Poland, Portugal, Russia, Singapore, Spain, Sweden, Switzerland, the United Arab Emirates and the United Kingdom. We expect to continue to add personnel in these and additional countries. Our international operations require significant management attention and financial resources.

There are certain risks inherent in our international business activities including, but not limited to:

•	managing and staffing international offices and the increased costs associated with multiple international locations

•	maintaining relationships with indirect channel partners outside the U.S., whose sales and lead generation activities are very important to our international operations

•	foreign currency exchange rate fluctuations

•	multiple legal systems and unexpected changes in legal requirements

•	the burden of complying with a wide variety of laws, including those relating to labor matters, consumer and data protection, privacy, network security, and encryption

•	tariffs, export restrictions, trade barriers and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets

•	trade laws and business practices favoring local competition

•	costs of localizing products and potential lack of acceptance of localized versions

•	potential tax issues, including restrictions on repatriating earnings or the adoption of a minimum tax on adjusted unrepatriated foreign earnings and multiple, conflicting, changing and complex tax laws and regulations

•	employer payroll tax withholdings with respect to exercises by employees or vesting of our equity awards

•	weaker intellectual property protection in some countries

•	difficulties in enforcing contracts and collecting accounts receivable, longer sales cycles and longer payment cycles, especially in emerging markets

•	the significant presence of some of our competitors in certain international markets

•	our ability to adapt to sales practices and customer requirements in different cultures

•	political instability, including war and terrorism or the threat of war and terrorism

•	adverse economic conditions, including the stability and solvency of business financial markets, financial institutions and sovereign nations and the potential impact of Brexit.

In addition, compliance with foreign and U.S. laws and regulations that are applicable to our international operations is complex and may increase our cost of doing business in international jurisdictions, and our international operations could expose us to fines and penalties if we fail to comply with these regulations. These laws and regulations include import and export requirements, U.S. laws such as the Foreign Corrupt Practices Act and anti-money laundering regulations, and local laws prohibiting corrupt payments. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. Although we have implemented policies and procedures designed to help ensure compliance with these laws as currently applicable, there can be no assurance that our employees, partners and other persons with whom we do business will not take actions in violation of our policies or these laws. Any violations of these laws could subject us to civil or criminal penalties, including substantial fines or prohibitions on our ability to offer our products and services in one or more countries, and could also materially damage our reputation, our brand and our international business.

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

In order to remain competitive, we must continue to develop new products, applications and enhancements to our existing software products. This is particularly true as we strive to further expand our software products and product capabilities. Maintaining adequate research and development resources, such as the appropriate personnel, talent and development technology, to meet the demands of the market is essential. Our research and development organization are principally located in Lund, Sweden; Boston, Massachusetts; Ottawa, Canada;

Reykjavik, Iceland; Vicenza, Italy; and London, United Kingdom with the vast majority of our research and development organization located in Lund, Sweden. We may have difficulty hiring suitably skilled personnel in these regions or expanding our research and development organization to facilities located in other geographic locations. In addition, many of our competitors expend a considerably greater amount of resources on their respective research and development programs. Our failure to maintain adequate research and development resources or to compete effectively with the research and development programs of our competitors would present an advantage to such competitors.

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

As of June 30, 2016, we had eight issued U.S. patents and 13 pending applications for U.S. patents expiring at various times ranging from 2017 through 2032 and seven issued and 21 pending applications for foreign patents expiring at various times ranging from 2017 through 2036. In September 2015, our early patent, Method And Device For Extracting Information From A Database, which was filed in September 1995 in the U.S. and multiple European territories, expired. We do not expect the expiration of these patents to materially affect our business, operations or products. We rely on a combination of copyright, trademark, patent, trade secrets, confidentiality procedures and contractual commitments to protect our proprietary information. For example, we license our software products pursuant to click-wrap or signed license agreements that impose certain restrictions on a licensee’s ability to utilize the software. We also seek to avoid disclosure of our intellectual property, including by requiring those persons with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code.

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

The macroeconomic condition of some countries in which we operate has been hindered by unemployment, budget deficits, high public debt, the risk of defaults on sovereign debt and potential or actual private bank failures. In recent years, policies undertaken by certain central banks, such as the U.S. Federal Reserve, the European Central Bank, the Bank of Japan and the Bank of England, have involved substantial monetary policy tactics, including quantitative easing, and the impact of these policies on macroeconomic trends and our customers is difficult to predict. In addition, Brexit could adversely affect European or worldwide economic or market conditions and could contribute to instability and volatility in global financial markets. These conditions make it extremely difficult for our customers and us to accurately forecast and plan future business activities, and they could cause our customers to slow spending on our products and services which would delay and lengthen sales cycles. Furthermore, during challenging economic times our customers may face issues in gaining timely access to sufficient credit which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our operating results would be harmed.

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

We prepare our unaudited consolidated financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting standards. It is possible that future requirements, including the recently released new guidance related to revenue recognition (ASU 2014-09, Revenue from Contracts with Customers: Topic 606), could change our current application of U.S. GAAP, resulting in a material adverse impact on our financial position or results of operations. Our accounting policies that recently have been or may be affected by changes in the accounting rules are as follows:

•	software revenue recognition

•	accounting for income taxes

•	accounting for leases

•	accounting for business combinations and related goodwill

•	accounting for stock-based awards issued to employees

•	assessing fair value of financial and non-financial assets

•	application, if any of International Financial Reporting Standards.

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

As of June 30, 2016, we held approximately $186.3 million, or approximately 49%, of our cash and cash equivalents outside of the U.S. We use our foreign held cash by reinvesting it in our foreign operations. Our current intention is to continue to reinvest our foreign earnings in our foreign operations. Our current plans do not anticipate a need to repatriate cash to fund our domestic operations. In the event cash from foreign operations is needed to fund operations in the U.S. or our foreign cash balance continues to grow such that we are unable to reinvest such cash outside of the U.S., it may become increasingly likely that we would repatriate some of our foreign cash balances to the U.S. In such event, we would be subject to additional income taxes in the U.S.

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

        We could be negatively affected as a result of stockholder activism, which could cause us to incur significant expense, hinder execution of our business strategy and impact the trading value of our securities. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing in publicly traded companies in recent years. For example, a stockholder, Elliott Associates, L.P. and affiliates, filed a Schedule 13D in March 2016 stating they own approximately 10% of our common stock and expressing an intent to engage in substantive discussions with our management, our Board of Directors and others relating to strategic and operational opportunities for us that such activist stockholder believes would meaningfully increase value to stockholders. Responding to actions by an activist stockholder can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees. Additionally, perceived uncertainties as to our future direction as a result of stockholder activism or changes to the composition of our board of directors may lead to the perception of a change in the direction of our business or other instability, which may be exploited by our competitors, cause concern to our current or potential customers and make it more difficult to attract and retain qualified personnel. If customers choose to delay, defer or reduce transactions with us or do business with our competitors instead of us because of any such issues, then our business, operating results and financial condition would be adversely affected. Also, we may be required to incur significant legal fees and other expenses related to activist stockholder matters. Any of these impacts could materially and adversely affect our operating results or result in changes in our management team or our Board of Directors. In addition, our stock price may experience periods of increased volatility as a result of stockholder activism.

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

We are a Delaware corporation, and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder even if a change of control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Our restated certificate of incorporation and amended and restated bylaws:

•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt

•	do not provide for cumulative voting in the election of directors which would allow holders of less than a majority of the stock to elect some directors

•	establish a classified board of directors, as a result of which the successors to the directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following their election

•	require that directors only be removed from office for cause

•	provide that vacancies on the board of directors, including newly-created directorships, may be filled only by a majority vote of directors then in office

•	limit who may call special meetings of stockholders

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders

•	establish advance notice requirements for nominating candidates for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Document

2.1 (1)	Agreement and Plan of Merger, dated as of June 2, 2016, by and among Project Alpha Holding, LLC, Project Alpha Merger Corp, and the Registrant

3.2 (2)	Restated Certification of Incorporation of Registrant

3.4 (3)	Amended and Restated Bylaws of the Registrant

3.5 (4)	Amendment to the Amended and Restated Bylaws of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2016).

(1)	Incorporated by reference to the same numbered exhibit to the registrant’s Current Report on Form 8-K/A (SEC File No. 001-34803) filed on June 3, 2016.
(2)	Incorporated by reference to the same numbered exhibit to the registrant’s Amendment No. 4 to Registration Statement on Form S-1 (SEC File No. 333-165844) filed on June 28, 2010.
(3)	Incorporated by reference to the same numbered exhibit to the registrant’s Current Report on Form 8-K (SEC File No. 001-34803) filed on December 22, 2015.
(4)	Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K/A (SEC File No. 001-34803) filed on June 3, 2016.
*	The certification attached as Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on July 28, 2016.

QLIK TECHNOLOGIES INC.

By:	/s/ LARS BJÖRK
Lars Björk President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ TIMOTHY MACCARRICK
Timothy MacCarrick Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ DENNIS JOHNSON
Dennis Johnson Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1 (1)	Agreement and Plan of Merger, dated as of June 2, 2016, by and among Project Alpha Holding, LLC, Project Alpha Merger Corp, and the Registrant

3.2 (2)	Restated Certification of Incorporation of Registrant

3.4 (3)	Amended and Restated Bylaws of the Registrant

3.5 (4)	Amendment to the Amended and Restated Bylaws of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2016).

(1)	Incorporated by reference to the same numbered exhibit to the registrant’s Current Report on Form 8-K/A (SEC File No. 001-34803) filed on June 3, 2016.
(2)	Incorporated by reference to the same numbered exhibit to the registrant’s Amendment No. 4 to Registration Statement on Form S-1 (SEC File No. 333-165844) filed on June 28, 2010.
(3)	Incorporated by reference to the same numbered exhibit to the registrant’s Current Report on Form 8-K (SEC File No. 001-34803) filed on December 22, 2015.
(4)	Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K/A (SEC File No. 001-34803) filed on June 3, 2016.
*	The certification attached as Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.